Form 10QSB
period 2000-03-31
MAXXON INC
filed 2000-05-22
CIK 1041009

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to____________

                         COMMISSION FILE NUMBER 0-28629

                                  MAXXON, INC.

                 (Name of Small Business Issuer in its charter)

               OKLAHOMA                                  73-1526138

---------------------------------------   --------------------------------------
    (State or other jurisdiction of                (IRS Employer I.D. No.)
     incorporation or organization)

                        8908 SOUTH YALE AVENUE, SUITE 409

                           TULSA, OKLAHOMA 74137-3545

              (Address of principal executive offices and Zip Code)

                                 (918) 492-1257

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 12,317,349 shares of Common Stock, $0.001 par value, outstanding as of March 31, 2000.



                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


     Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999............................    3

     Statements of Operations for the period from inception (December 16, 1996) to March 31, 2000
     (unaudited) and for the three months ended March 31, 2000 and 1999 (Unaudited)...............    4

     Statements of Cash Flows for the period from inception (December 16, 1996) to March 31, 2000
     (Unaudited) and for the three months ended March 31, 2000 and 1999 (Unaudited)...............    5

     Notes to Financial Statements (Unaudited)....................................................    6




                                   Maxxon, Inc.
                          (A Development Stage Company)

                                  BALANCE SHEETS
                March 31, 2000 (Unaudited) and December 31, 1999


                                                                  March 31,   December  31,
               ASSETS                                                  2000            1999
                                                                  ---------   -------------
Current assets
Cash                                                               $ 12,906        $ 86,104
Notes receivable- related parties (Note 3)                           26,056          31,887
Prepaid consulting expenses                                           2,500          25,705
                                                                  ---------   -------------
   Total current assets                                              41,462         143,696
                                                                  ---------   -------------
Property and Equipment, net of depreciation                          19,426          21,162

Other assets
Investment in Ives Health Company (Note 4)                          640,418         640,418
Investment in The Health Club (Note 4)                                    -               -
Patent Development and Other Assets,
    net of Amortization (Note 5)                                     12,496          12,946
License Agreement, net of amortization (Note 5)                           -               -
                                                                  ---------   -------------
      Total other assets                                            652,914         653,364
                                                                  ---------   -------------
TOTAL ASSETS                                                      $ 713,802       $ 818,222
                                                                  =========   =============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                              $ 996        $ 34,285
                                                                  ---------   -------------
   Total current liabilities                                            996          34,285
                                                                  ---------   -------------
Long-term debt
Note payable - related parties (Notes 6 and 15)                      44,172          44,172
                                                                  ---------   -------------
Total liabilities                                                    45,168          78,457
                                                                  ---------   -------------
Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares issued and
   outstanding at March 31, 2000 and
December 31, 1999, respectively                                           -               -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   12,317,349 shares and 12,317,349 shares issued and
   outstanding at March 31, 2000 and December 31, 1999,
   respectively                                                      12,317          12,317
Paid in capital                                                   5,181,795       5,121,795
Retained earnings                                                (4,525,478)     (4,394,347)
                                                                  ---------   -------------
   Total shareholders' equity                                       668,634         739,765
                                                                  ---------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 713,802       $ 818,222
                                                                  =========   =============



The accompanying Notes are an integral part of these financial statements



                                   Maxxon, Inc.
                          (A Development Stage Company)

                             STATEMENTS OF OPERATIONS
       For the period from inception (December 16, 1996) to March 31, 2000 and for the three months ended March 31, 2000 and 1999 (Unaudited)


                                                     From inception
                                                      (December 16,      Three Months     Three Months
                                                      1996) through             Ended            Ended
                                                     March 31, 2000    March 31, 2000   March 31, 1999
                                                     --------------    --------------   --------------
Revenue                                                         $ -               $ -              $ -
                                                     --------------    --------------   --------------
Expenses
Research and development                                    306,097             6,500           18,244
General and administrative                                4,196,225           122,444          514,641
                                                     --------------    --------------   --------------
  Total operating expenses                               4,502,322           128,944          532,885
                                                     --------------    --------------   --------------
Operating loss                                           (4,502,322)         (128,944)        (532,885)
                                                     --------------    --------------   --------------
Interest income                                              15,554                 -                -
                                                     --------------    --------------   --------------
Interest expense                                             10,686                 -                -
                                                     --------------    --------------   --------------
Depreciation and amortization                                28,023             2,186            2,619
                                                     --------------    --------------   --------------
Net loss from operations                               $ (4,525,477)       $ (131,130)      $ (535,504)
                                                     ==============    ==============   ==============
Weighted average shares outstanding (Note 10)            11,897,030        12,244,168       12,020,561
                                                     --------------    --------------   --------------
Net loss per share (Note 1)                                 $ (0.38)          $ (0.01)         $ (0.04)
                                                     ==============    ==============   ==============



The accompanying Notes are an integral part of these financial statements




                                   Maxxon, Inc.
                          (A Development Stage Company)

                             STATEMENTS OF CASH FLOWS
       For the period from inception (December 16, 1996) to March 31, 2000 and for the three months ended March 31, 2000 and 1999 (Unaudited)


                                                               From inception
                                                                (December 16,    Three Months      Three Months
                                                                1996) through           Ended             Ended
                                                               March 31, 2000   March 31, 2000   March 31, 1999
                                                               --------------   --------------   --------------
Operating activities
Net loss                                                       $ (4,525,477)       $ (131,130)      $ (535,504)
Plus non-cash charges to earnings:
Depreciation and amortization                                        20,523             2,185            1,994
Common stock issued for services                                    856,657                 -                -
Expenses paid by third parties                                       49,634                 -                -
Contribution of services by officer and employees                   454,154            60,000           70,000
Services by officer and employees paid for
   with non-cash consideration                                       87,500                 -           89,728
Consulting Services Paid for with non-cash consideration            287,877                 -          166,742
Write-off of zero value investments                                 145,000                 -          140,000
Compensation costs for stock options
granted to non-employees                                          1,007,915                 -                -
Change in working capital accounts:
   (Increase) decrease in other receivables                         (12,000)                -                -
   (Increase) decrease in prepaid expenses                           (2,500)           23,205                -
   (Increase) decrease in receivables from related parties         (190,633)            5,831          (79,800)
   (Increase) decrease in interest receivable                             -                 -                -
    Increase (decrease) in accounts payable
     and accrued liabilities                                         36,655           (33,289)          (3,401)
                                                               --------------   --------------   --------------
      Total operating activities                       `         (1,784,695)          (73,198)        (150,241)
                                                               --------------   --------------   --------------
Investing activities
Purchase of equipment                                               (34,719)                -           (5,121)
Investment in syringe patent development                            (10,000)                -                -
Investment in Ives Health Company                                  (251,997)                -                -
Investment in The Health Club                                       (10,000)                -                -
                                                               --------------   --------------   --------------
      Total investing activities                                   (306,716)                -           (5,121)
                                                               --------------   --------------   --------------
Financing activities
Loans from Shareholders                                              (5,462)                -          (25,366)
Sale of common stock for cash:
   To third-party investors (prior to Merger)                       574,477                 -                -
   To third-party investors                                         787,145                 -          342,425
   From exercise of stock options by third-parties                  509,900                 -          150,000
   Less:  Issue Costs                                               (16,743)                -          (16,743)
Convertible Debentures issued for cash                              355,000                 -                -
Payment of exclusive license note payable                          (100,000)                -                -
                                                               --------------   --------------   --------------
      Total financing activities                                  2,104,317                 -          450,316
                                                               --------------   --------------   --------------
Change in cash                                                       12,906           (73,198)         294,954

Cash at beginning of period                                               -            86,104                -
                                                               --------------   --------------   --------------
Cash at end of period                                              $ 12,906          $ 12,906        $ 294,954
                                                               ==============   ==============   ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                10,687                 -              982
                                                               --------------   --------------   --------------
Non-cash financing and investing activities:
Common stock issued to founders                                       7,000                 -                -
Common stock issued in connection with Merger                                               -                -
with Cerro Mining Corporation                                           300                 -                -
Common stock issued in Ives Merger                                  346,262                 -                -
Common stock subscriptions                                           69,800                 -                -
Common stock issued in exchange for promissory note                 129,000                 -                -
Common stock issued for convertible debentures                      190,660                 -          115,660
Common stock issued for services                                    174,013                 -              586
Common stock issued to pay Ives debt                                 27,000                 -                -
                                                               --------------   --------------   --------------



The accompanying Notes are an integral part of these financial statements

                                   Maxxon, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
       For the period from inception (December 16, 1996) to March 31, 2000 and for the three months ended March 31, 2000 and 1999 (Unaudited)


NOTE 1 -.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading.

ORGANIZATION AND NATURE OF OPERATIONS

Maxxon, Inc. ("Maxxon" or "the Company") is a development stage company organized to develop and market a safety syringe. The Company has acquired an exclusive license to develop, manufacture and market a patent pending disposable safety syringe that retracts the needle into the barrel of the syringe after an injection has been given.

On May 31, 1997, Cerro Mining Corporation ("Cerro Mining"), a publicly traded Nevada corporation, acquired all of the outstanding common stock of Maxxon, Inc., a privately held Oklahoma corporation that was incorporated on December 16, 1996 ("Maxxon-Oklahoma"). For the period from December 16, 1996 to December 31, 1996, there was no activity in Maxxon-Oklahoma. Subsequent to the merger, Maxxon-Oklahoma ceased to exist and Cerro Mining changed its name to Maxxon, Inc. For accounting purposes, the merger was treated as a "reverse acquisition", whereby the financial statements of the acquired entity, Maxxon-Oklahoma, became those of the Company (See Note 9, "Reorganization"). The combination is a recapitalization and not a business combination (as defined in APB Opinion No.
16); therefore, pro forma financial information is not presented.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments (those readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

COMPENSATION OF OFFICERS AND EMPLOYEES

Currently, the Company's officers and other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. A $60,000 and $70,000 capital contribution by the officers and other employees was recognized for the three months ended March 31, 2000 and 1999, respectively.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

INCOME TAXES

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The
Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three months ended March 31, 2000 and 1999, the Company operated in a single business segment engaged in developing and marketing selected healthcare products.

EARNINGS (LOSS) PER SHARE

The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period (see Note 9). Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding.

During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, these shares are not included in the March 31, 2000 and 1999 weighted average shares of 12,244,168 and 12,020,561 used respectively in the calculations of loss per share.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

FISCAL YEAR END

The Company's fiscal year ends on December 31.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

RESEARCH AND DEVELOPMENT ("R&D") COSTS

The Company is amortizing the $10,000 paid for patent costs pursuant to the license agreement for a patent pending disposable safety syringe that retracts the needle into the barrel of the syringe after an injection has been given. The amortization is for a period of 40 years.

NEW ACCOUNTING STANDARDS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company had no comprehensive income items during 2000 and 1999. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of March 31, 2000 the Company did not engage in hedging activities or transactions involving derivatives.

NOTE 2 - EXCLUSIVE LICENSE

On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and others (the "Rippstein License"), pursuant to which Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe invented and being developed by Mr. Rippstein (the "Maxxon Safety Syringe"). This new syringe is a single-handed, vacuum-operated safety syringe that retracts the needle into the barrel of the syringe after use. The vacuum is created at the time of use, not at the time of manufacture. Pursuant to the Rippstein License, the Company agreed to pay $10,000 in reimbursable patent costs and $200,000 upon the occurrence of (1) the issuance of a U.S. Patent covering the syringe, (2) the completion of a fully functional and working prototype of the syringe and (3) FDA approval to sell the syringe in the U.S. The Rippstein License also provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary after both a working prototype syringe is developed and a U.S. Patent is issued. Such royalties continue for the life of the last to expire patent, if issued. Maxxon also granted Mr. Rippstein and two others options to purchase a total of 1,600,000 shares of common stock of Maxxon at $0.50 per share, which was the closing price of Maxxon's common stock on the day the Rippstein License was signed. The options expire October 31, 2009 and are subject to certain vesting conditions.

On November 18, 1999, Maxxon entered into a Technical Consulting Agreement with Mr. Rippstein, whereby Maxxon engaged Mr. Rippstein on a non-exclusive basis to provide technical assistance and consulting services to achieve startup of production of the new Maxxon Safety Syringe. Maxxon paid Mr. Rippstein $12,500 upon execution of the Agreement and agreed to pay an additional $37,500 upon the occurrence of various milestones in the development of the syringe.

NOTE 3 - RECEIVABLES FROM RELATED PARTIES

The related party receivable balance at March 31, 2000 and 1999 was $26,056 and $91,800, respectively. Of this amount $4,800 and $16,800 resulted from the office space that is shared with other companies controlled by the sole officer and director of the Company. The rent expense (see Note 8) is allocated among the companies based on their level of activity and recorded as related party receivable on Maxxon's financial statements. Also, $38,056 and $75,000 were due to amounts loaned to the officer and certain employees( see Note 14).

NOTE 4 - INVESTMENT IN IVES HEALTH COMPANY AND THE HEALTH CLUB

On August 15, 1997, the Company completed a stock exchange with Ives Health Company, Inc. ("Ives") and The Health Club, Inc. ("THC"), whereby Maxxon issued 621,600 shares of its common stock in exchange for all of the outstanding shares of both companies. Pursuant to this agreement, both Ives and THC became wholly owned subsidiaries of Maxxon, Inc. During 1997 and 1998, the Company issued 18,513 shares and 44,827 shares, respectively, as payment of Ives liabilities amounting to $27,000 and $55,000, respectively.

On December 31, 1997, the Company entered into an agreement to spin-off Ives to a new corporation. Mr. Keith Ives, principal shareholder of Ives resigned as an officer of Maxxon and surrendered 275,360 shares of the Company's stock. Maxxon received 1,700,000 shares of the newly formed Ives Health Company, Inc., par value, $0.001, which represented 19.5% of the outstanding shares of Ives as of December 31, 1997. The Company's investment in Ives is accounted for under the cost method. The Company retained 100% ownership of THC. As of December 31, 1999, there had been no financial activity for THC.

For the year ended December 31, 1999, the Company expensed the total amount of the investment in THC based on management's estimates that the investment was over-valued.

The investment in Ives at December 31, 1999, and the investments in Ives and THC at December 31, 1998 represent the total amount of cash advanced, the value of Maxxon stock issued as payment of Ives debts, and Maxxon stock issued in connection with the share exchange with Ives, less the value of the Company's stock surrendered by Keith Ives pursuant to the December 31, 1997 agreement.

NOTE 5 - EXCLUSIVE LICENSE, PATENT DEVELOPMENT AND OTHER INTANGIBLE ASSETS

Exclusive License, Patent Development and Other Intangible Assets consist of the following at March 31, 2000 and December 31, 1999:

                                                          2000             1999
                                                --------------    -------------
  Exclusive License--Kaufhold Syringe                       --           95,000
  Less:  Accumulated amortization                           --          (95,000)
                                                --------------    --------------
                                                            -                --
                                                --------------    --------------

  Patent Development--Rippstein License                 10,000           10,000
  Less:  Accumulated amortization                         (313)         (   250)
                                                --------------    --------------
                                                         9,687            9,750
                                                --------------    --------------

  Other intangible assets                                7,726            7,726
  Less:  Accumulated amortization                     (  4,917)        (  4,530)
                                                --------------    --------------
  Intangible assets, net                           $     2,809      $     3,196
                                                --------------    --------------

  Total Exclusive License and Other Intangible

  Assets, Net of Amortization                      $    12,496      $    12,946
                                                --------------    --------------

In November, 1999, after more than 2 years of efforts to produce a viable, usable, working prototype of a safety syringe designed by Mr. Harry Kaufhold, the Board of Directors determined to discontinue this effort. While the Company was able to produce a syringe that worked on occasion, it was determined that the Kaufhold design would not result in a safety syringe that would be commercially competitive and sufficiently reliable to warrant further expenditures.

The Patent Development costs related to the Maxxon Safety Syringe (Rippstein License) are being amortized over 40 years and the other intangible assets, which are primarily organization costs, are being amortized over 5 years, using the straight-line method.

NOTE 6 - RELATED PARTY PAYABLE

During 1998, the Company received $19,539 in loans from a non-affiliated shareholder. During 1998, the non-affiliated shareholder paid for expenses on behalf of the Company, and the Company recorded the $49,633 as an expense and a payable to the non-affiliated shareholder (see Note 14).

NOTE 7 - INCOME TAXES

The deferred tax assets and liabilities at March 31, 2000 and December 31, 1999 are as follows:

                                                     2000                 1999
                                            --------------        -------------

   Net operating loss carry-forward         $   1,365,000         $  1,320,000
   LESS:  VALUATION ALLOWANCE                   1,365,000            1,320,000
                                            --------------        -------------
            NET DEFERRED TAX BENEFIT        $         - -         $        - -
                                            --------------        -------------

As of March 31, 2000, the Company had a net operating loss carry-forward of approximately $4,550,000. Approximately $800,000 will expire in 2012, and the remaining $3,750,000 will expire beginning in 2013. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

FUTURE ROYALTY OBLIGATIONS UNDER EXCLUSIVE LICENSE AGREEMENT

In connection with the exclusive license agreement entered into with Mr. Rippstein, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary of the date when both a working prototype syringe is developed and a U.S. Patent is issued.

PATENTS

During the first quarter of 2000, a patent application covering the safety syringe designed by Mr. Rippstein was filed with the U.S. Patent and Trademark Office. There is no assurance that a U.S. patent will be issued or, if issued that it will not infringe on the rights of others. To date, no patent applications have been filed in foreign countries.

LEASES

On March 24, 1997, Maxxon, Inc. executed a five-year lease for office space. The remaining minimum annual lease payments under the lease are scheduled as follows:

               For the Periods Ended

                    DECEMBER 31                   AMOUNT
                    -----------                   ------
                        2000                     $17,777
                        2001                     $24,217
                        2002                     $20,610

This office space is shared with other companies controlled by the officer and director of the Company. The value of the minimum lease payments is allocated among the companies based on their level of activity and recorded as a receivable to the Company on a quarterly basis.

NOTE 9 -          REORGANIZATION

On January 1, 1997, Maxxon-Oklahoma changed the par value of its common stock from $0.01 per share to $0.001 per share and issued 7,000,000 shares of common stock to its founders. Subsequently, Maxxon-Oklahoma issued 578,000 shares of its common stock to third-party investors for $574,477 in cash. On May 31, 1997, Cerro Mining and Maxxon-Oklahoma completed a merger of the companies, whereby Cerro Mining issued 7,578,000 shares of its common stock for 100% of the issued and outstanding common stock of Maxxon-Oklahoma. In connection with the merger, Cerro Mining assigned all mining assets, agreements and assignments to R.F.C. International ("RFC"), former majority shareholder of Cerro Mining, in return for 1,725,000 shares of common stock of Cerro Mining owned by RFC. As a result of the merger, the shareholders of Cerro Mining owned 531,000 shares of common stock, and Cerro Mining changed its name to Maxxon, Inc.

For accounting purposes, the merger of Cerro Mining and Maxxon-Oklahoma was treated as a "reverse acquisition" and recapitalization in which the Cerro Mining deficit of $462,000 was eliminated into paid-in capital. After the assignment of mining assets, but prior to the issuance of 7,578,000 shares of its common stock for 100% of the common stock of Maxxon-Oklahoma, Cerro Mining had $300 in total assets and 531,000 shares of common stock issued and outstanding.

The Patent Development costs related to the Ripp Syringe are being amortized over 40 years and the other intangible assets, which are primarily organization costs, are being amortized over 5 years, using the straight-line method.

NOTE 10 -         EARNINGS (LOSS) PER SHARE

                                                MARCH 31, 2000   MARCH 31, 1999
                                                --------------   --------------
 Common Shares Outstanding                          12,317,349       12,317,349

 Effect of using weighted average common and

   COMMON EQUIVALENT SHARES OUTSTANDING.           (    73,181)    (    296,788)
                                                --------------   --------------

 Weighted average common shares outstanding.

                                                    12,244,168       12,020,561
                                                ==============   ==============

NOTE 11 -         DEVELOPMENT STAGE OPERATIONS

The Company was incorporated on December 16, 1996. Since inception, their primary focus has been raising capital and developing the safety syringe. The Company had no financial activity prior to January 1, 1997.

NOTE 12 -         COMMON STOCK AND PAID-IN CAPITAL

STOCK ISSUED

During 1998, the Company sold 50,000 shares of common stock to a third-party investor for $91,000 in cash, issued 44,827 shares of common stock as payment for $55,000 in Ives debts, and issued 548,574 shares of common stock upon conversion of debentures purchased by a third party investor during 1997 for $25,000 and during 1998 for $250,000.

In January 1998, the Company entered into an agreement with Stockbroker Relations, Inc., a third-party investor relations firm, to provide services to the Company in exchange for 835,042 shares of common stock valued at $448,140. In January 1998, the Company issued 77,691 to Texas Applied Biotechnology Services, Inc. (TABS) as payment for $35,660 in services related to the development of the safety syringe designed by Mr. Kaufhold. During 1998, the Company also issued 75,274 shares valued at $90,748 as payment for services rendered by Maxxon's Medical Advisory Board and Com-Med Strategic Alliances, which coordinated the Board's activities. During 1998, the Company canceled 91,572 shares issued during 1997 for the performance of services by other third-party vendors. The services were valued at $40,265 during 1997. The services were not performed, and the Company canceled the shares during 1998.

In January 1998, the Company's Board of Directors (the "Board") granted 1,750,000 options to purchase common stock at exercise prices ranging from $0.50 to $2.00 per share to Stockbroker Relations, Inc. ("SRI"). During 1998, SRI exercised 500,000 options at prices ranging from $0.50 and $0.75 per share which resulted in the Company receiving $307,400 in cash and $18,100 in services. In September 1998, the Board granted 70,000 options to purchase common stock at $0.75 per share to Morgan-Phillips, Inc., a third-party investor relations firm. Morgan-Phillips exercised all 70,000 options during 1998, which resulted in the Company receiving $52,500 in cash. In June 1998, the Company issued 350,000 shares to Oasis Capital, a founder of Cerro Mining, as a result of a settlement agreement.

During 1999, the Company sold 390,693 shares of its common stock to third-party investors for $342,425 in cash, issued 14,069 shares of its common stock to a non-affiliate as a consulting fee in connection with the sale of common stock, issued 300,000 shares of its common stock to employees in connection with the exercise of stock options which resulted in the Company receiving $150,000 in cash, and issued 150,000 shares of its common stock to Morgan-Phillips, Inc. in exchange for services valued at $150,000.

Maxxon is authorized to issue up to 20,000,000 shares of common stock, $0.001 par value. At March 31, 2000, 12,317,349 shares of common stock were issued and outstanding.

During the first quarter of 2000, no shares were issued.

VOTING RIGHTS

Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Shares of common stock do not have cumulative voting rights. Therefore, person voting a majority of the share vote can elect all members of the Board of Directors. Holders of a majority of the issued and outstanding shares of common stock may take action by written consent without a meeting.

DIVIDEND RIGHTS

Holders of record of shares of common stock are entitled to receive dividends when and if declared by the Board of Directors. To date, the Company has not paid any dividends on its common stock. Holders of common stock are entitled to receive such dividends as may be declared and paid from time to time by the Board of Directors out of funds legally available. The Company intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, the Company's financial condition and such other factors as the Board of Directors may consider.

LIQUIDATION RIGHTS

Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to shareholders after liabilities are paid and distributions are made to the holders of the Company's Preferred Stock, if any. There were no preferred shares issued and outstanding at December 31, 1999.

PREEMPTIVE RIGHTS

Holders of Common Stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities of the Company.

NOTE 13 -         STOCK OPTIONS

On January 20, 1998, the Board granted 1,500,000 options to purchase common stock at an exercise price of $0.50 per share to the sole officer and other employees of the Company. The exercise price was equal to the price of the Company's common stock on the date of the grant, therefore compensation cost was not recognized.

On January 20, 1998, the Board granted 1,750,000 options to Stockbroker Relations, Inc. ("SRI"), an investor relations firm, at exercise prices ranging from $0.50 to $2.00 per share as part of an agreement to provide investor relations services to the Company during 1998. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $0.50 to $2.00 per share; stock price of $0.50 per share, which was the price of the Company's stock as quoted on the OTC Bulletin Board on the date of grant; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 149%. The Company recorded $855,255 as compensation cost related to the SRI option grant.

During 1998, SRI exercised 500,000 options with exercise prices ranging from $0.50 to $0.75 per share which resulted in the Company receiving $307,400 in cash and $18,100 in services. During 1998, SRI forfeited 1,250,000 options at exercise prices ranging from $1.00 to $2.00 per share, pursuant to a settlement agreement.

On September 24, 1998, the Board granted 70,000 options to purchase common stock at an exercise price of $0.75 per share to Morgan-Phillips, Inc. ("Morgan-Phillips"), an investor relations firm, for their services during 1998. Compensation cost was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.75 per share; stock price of $1.50 per share, which was the price of the Company's stock as quoted on the OTC Bulletin Board on the date of grant; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of ten years; and estimated volatility of 102%. The Company recorded $62,937 as compensation cost related to the Morgan-Phillips option grant.

During 1998, Morgan-Phillips exercised all 70,000 options, which resulted in the Company receiving $52,500 in cash.

On November 18, 1999, the Board granted 1,600,000 options at an exercise price of $0.50 per share in connection with the execution of the Rippstein License (See Note 2, Exclusive License) to Wayland Rippstein (800,000 options), Ken Keltner (400,000 options) and Lynn Carter (400,000 options). The exercise price was equal to the price of the Company's common stock as quoted on the OTC Bulletin Board on the date of grant. The options expire October 31, 2009 and are subject to certain vesting conditions as follows: (1) 20% of the options became vested and exercisable upon execution of the Rippstein License, (2) 20% of the options become vested and exercisable when a fully working safety syringe has been produced and demonstrated to be safe and reliable and meeting the specifications outlined in the Rippstein License, (3) 20% of the options become vested and exercisable upon issuance of a U.S. Patent covering the syringe designed by Mr. Rippstein, (4) 20% of the options become vested and exercisable upon the first article of production of that syringe, and (5) 20% of the options become vested and exercisable upon FDA approval of the syringe. As of March 31, 2000, 320,000 of their options were exercisable.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which may be adopted at the option of the Company. Had compensation cost for the 1,500,000 options granted to employees during 1998 been determined consistent with SFAS 123, the Company's net loss and EPS would have been reduced to the following pro forma amounts:

         Net loss:                                 2000                 1999
                                        ----------------     ----------------
                  As reported                $(131,130)           $(535,504)
                  Pro forma                  $(588,783)           $(993,157)

         Basic and diluted EPS:

                  As reported                $   (0.01)           $   (0.04)
                  Pro forma                  $   (0.05)           $   (0.08)

A summary of the status of the Company's stock options at March 31, 2000, and changes during the three months then ended is presented below:





                                                                Shares       Weighted Average
                                                                               Exercise Price
                                                        ---------------    -------------------
 EMPLOYEES:

   Outstanding, December 31, 1999                            1,200,000                $  0.50
          Granted                                                                          --
          Exercised                                                 --                     --
          Forfeited                                                 --                     --
                                                        ---------------    -------------------

   Outstanding, March 31, 2000                               1,200,000                $  0.50
                                                        ---------------    -------------------
   Exercisable, March 31, 2000                               1,200,000                $  0.50
                                                        ---------------    -------------------
   Weighted average fair value of options granted                   --              $  0.4921
                                                        ---------------    -------------------




 NON-EMPLOYEES:

   Outstanding, December 31, 1999                            1,600,000                $  0.50
          Granted                                                   --                     --
          Exercised                                                 --                     --
          Forfeited                                                 --                     --
                                                        ---------------    -------------------

   Outstanding, March 31, 2000                               1,600,000                $  0.50
                                                        ---------------    -------------------
   Exercisable, March 31, 2000                                 320,000                $  0.50
                                                        ---------------    -------------------
   Weighted average fair value of options granted                   --                $0.2804
                                                        ---------------    -------------------


The following table summarizes information about fixed stock options outstanding at March 31, 2000:


                                                 Options Outstanding                Options Exercisable

                                       ---------------------------------------    -----------------------

                                                        Weighted
                                                         Average     Weighted                    Weighted
                                            Number     Remaining      Average          Number     Average
             Range                     Outstanding   Contractual     Exercise     Exercisable    Exercise
             OF EXERCISE PRICES        at 03/31/00         Life         Price     at 03/31/00       Price
             ------------------        -----------  ------------    ----------    -----------    --------

             EMPLOYEES:

                   $0.50                 1,200,000     7.88 Years      $0.50        1,200,000       $0.50
             NON-EMPLOYEES:

                   $0.50                 1,600,000     9.59 Years      $0.50          320,000       $0.50



NOTE 14 -         RELATED PARTY TRANSACTIONS

During 1997, the Company issued 108,000 shares of stock through conversion of common stock warrants by Bryant Investments, a founder of Cerro Mining. Of the 108,000 shares issued, 43,500 shares were issued in exchange for $87,000 in cash and 64,500 were issued in exchange for a $129,000 promissory note. During 1998, the Company canceled the promissory note and accrued interest of $4,677 pursuant to a settlement agreement with Bryant Investments.

During 1997, the Company advanced $34,631 to Sean Stanton, a founder of Cerro Mining. During 1998, the Company canceled the indebtedness plus accrued interest of $1,023 and issued 350,000 shares to Mr. Stanton pursuant to a settlement agreement.

During 1998, the Company received $19,539 in loans from a non-affiliated shareholder. During 1998, the non-affiliated shareholder paid for expenses on behalf of the Company. The Company recorded the $49,633 as an expense and a payable to the non-affiliated shareholder. During 1999, the Company repaid $25,000 toward the entire amount of the original loan.

During 1999, the Company loaned $47,852 each to Rhonda Vincent, an employee, and Gifford Mabie, sole director of the Company. At March 31, 2000, the balance of these loans was $10,352 for Ms. Vincent and for Mr. Mabie, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects", "anticipates", "intends", "believes", "estimates", and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements. We assume no obligation to update any forward-looking statements or reason why actual results might differ.

     PLAN OF OPERATION OVER THE NEXT TWELVE MONTHS

     We have no operating history prior to December 16, 1996. We have no revenues from the sale of products to date and have funded our activities through the sale of our common stock and through loans by our shareholders.

     During  2000,  we  plan  to  raise  additional   capital  to  complete  the
development of the Maxxon Safety Syringe and to fund the gathering of data for FDA approval, and to seek strategic alliances or business combination partners.

     We plan to seek business alliance partners in the pharmaceutical industry with existing manufacturing, distribution and marketing capabilities. We have no such partners at this time. There is no assurance that we will be successful in making acceptable arrangements for business alliances.

     CASH REQUIREMENTS

     We require substantial additional working capital to finish development of the Safety Syringe, to begin collecting data, and to commence and complete clinical trials required for FDA approval. We estimate that we will require approximately $1.0 million in additional capital during the year 2000. There is no assurance that the additional capital required will be available to us on acceptable terms when needed, if at all. Any additional capital may involve substantial dilution to the interests of our then existing shareholders.

     PRODUCT DEVELOPMENT AND RESEARCH PLAN FOR THE NEXT TWELVE MONTHS

     The engineering drawings for the Maxxon Safety Syringe have been completed and the Company is currently negotiating with a manufacturer to produce prototype syringes. The engineering drawings were completed using a Computer Aided Design (CAD) system that is compatible with the mold making equipment of the manufacturer. The prototypes are expected to be ready for testing before the end of June 2000. The data from these tests will then be used as the basis for our preliminary proposal for clinical trials to the FDA. We do not know how much data the FDA will require and consequently, how long the clinical trials will take.

     EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

     None.

     EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES.

     None.

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5  OTHER INFORMATION

     None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     27.0  Financial Data Schedule (for electronic filers only)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MAXXON, INC.

                                                      /S/ GIFFORD M. MABIE

                                                      President

Date:  May 22, 2000