Form 10QSB
period 2000-06-30
MAXXON INC
filed 2000-08-15
CIK 1041009

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to____________

                         COMMISSION FILE NUMBER 0-28629

                                  MAXXON, INC.

                 (Name of Small Business Issuer in its charter)

            OKLAHOMA                                    73-1526138

------------------------------------        ------------------------------------
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

YES  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 12,317,349 shares of Common Stock, $0.001 par value, outstanding as of June 30, 2000.


                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


     Balance Sheet at June 30, 2000 (Unaudited) and December 31, 1999.............................    3

     Statement of Operations for the period from inception (December 16, 1996) to June 30, 2000
     (unaudited) and for the six months ended June 30, 2000 and 1999 (Unaudited)..................    4

     Statement of Cash Flows for the period from inception (December 16, 1996) to June 30, 2000
     (Unaudited) and for the six months ended June 30, 2000 and 1999 (Unaudited)..................    5

     Notes to Financial Statements (Unaudited)....................................................    6





                                  MAXXON, INC.
                           A Development Stage Company

                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                              JUNE 30, 2000   DECEMBER  31,
               ASSETS                                            (unaudited)           1999
                                                              _____________   _____________
CURRENT ASSETS
Cash                                                                  $ 115        $ 86,104
Notes receivable- related parties (Note 3)                           17,970          31,887
Prepaid consulting expenses                                               0          25,705
                                                              _____________   _____________
   Total current assets                                              18,085         143,696
                                                              _____________   _____________

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION                          17,690          21,162

OTHER ASSETS
Investment in Ives Health Company (Note 4)                          640,418         640,418
Investment in The Health Club (Note 4)                                    -               -
Patent Development and Other Assets,
  net of Amortization (Note 5)                                       12,048          12,946
License Agreement, net of amortization (Note 5)                           -               -
                                                              _____________   _____________
      Total other assets                                            652,466         653,364
                                                              _____________   _____________
TOTAL ASSETS                                                      $ 688,241       $ 818,222

           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                           $ 51,678        $ 34,285
                                                              _____________   _____________
   Total current liabilities                                         51,678          34,285
                                                              _____________   _____________

LONG-TERM DEBT
Note payable - related parties (Notes 6 and 15)                      52,172          44,172
                                                              _____________   _____________
      Total liabilities                                             103,850          78,457

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares issued and
   outstanding at June 30, 2000 and
   December 31, 1999, respectively                                        -               -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   12,317,349 shares and 12,317,349 shares issued and
   outstanding at June 30, 2000 and
   December 31, 1999, respectively                                   12,317          12,317
Paid in capital                                                   5,326,795       5,121,795
Retained earnings                                                (4,754,721)     (4,394,347)
                                                              _____________   _____________
   Total shareholders' equity                                       584,391         739,765
                                                              _____________   _____________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 688,241       $ 818,222
                                                              _____________   _____________



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS


                                  MAXXON, INC.
                           A Development Stage Company

                            STATEMENTS OF OPERATIONS
            FROM INCEPTION (DECEMBER 16, 1996) THROUGH JUNE 30, 2000
               AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



                                                 FROM INCEPTION
                                                  (DECEMBER 16,          SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                  1996) THROUGH    ______________________________    ______________________________
                                                  JUNE 30, 2000    JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                 ______________    _____________    _____________    _____________    _____________

Revenue                                                     $ -              $ -              $ -              $ -              $ -

EXPENSES

Research and development                                328,263           43,949                -           37,449                -
General and administrative                            4,365,817          294,839          301,522          172,394          145,514
                                                 ______________    _____________    _____________    _____________    _____________
   Total operating expenses                           4,694,080          338,788          301,522          209,843          145,514
                                                 ______________    _____________    _____________    _____________    _____________

Operating loss                                       (4,694,080)        (338,788)        (301,522)        (209,843)        (145,514)
                                                 ______________    _____________    _____________    _____________    _____________
Interest income                                          15,554                -                -                -                -
                                                 ______________    _____________    _____________    _____________    _____________
Interest expense                                         27,902           17,216                -           17,216                -
                                                 ______________    _____________    _____________    _____________    _____________
Depreciation and amortization                            30,207            4,370                -            2,184            2,459
                                                 ______________    _____________    _____________    _____________    _____________
Net loss from operations                           $ (4,736,635)      $ (360,374)      $ (301,522)      $ (229,243)      $ (147,973)
                                                 ______________    _____________    _____________    _____________    _____________
Weighted average shares outstanding (Note 10)        11,897,030       12,317,349       12,020,561       12,317,349       12,317,349
                                                 ______________    _____________    _____________    _____________    _____________
Net loss per share (Note 1)                             $ (0.40)         $ (0.03)         $ (0.03)         $ (0.02)         $ (0.01)
                                                 ______________    _____________    _____________    _____________    _____________






     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS




                                  MAXXON, INC.
                           A Development Stage Company

                            Statements of Cash Flows
            FROM INCEPTION (DECEMBER 16, 1996) THROUGH JUNE 30, 2000
               AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



                                                              FROM INCEPTION
                                                               (DECEMBER 16,      SIX MONTHS      SIX MONTHS
                                                               1996) THROUGH           ENDED           ENDED
                                                               JUNE 30, 2000   JUNE 30, 2000   JUNE 30, 1999
                                                               _____________   _____________   _____________

OPERATING ACTIVITIES

Net loss                                                        $ (4,754,721)     $ (360,374)     $ (683,477)
Plus non-cash charges to earnings:

Depreciation and amortization                                         22,707           4,369           3,828
Common stock issued for services                                     856,657               -               -
Expenses paid by third parties                                        49,634               -               -
Contribution of services by officer and employees                    599,154         205,000         140,000
Services by officer and employees paid for
   with non-cash consideration                                        87,500               -          89,728
Consulting services paid for with non-cash consideration             287,877               -         166,742
Write-off of zero value investments                                  145,000               -         140,000
Compensation costs for stock options

granted to non-employees                                           1,007,915               -               -
Change in working capital accounts:

   (Increase) decrease in other receivables                          (12,000)              -               -
   (Increase) decrease in prepaid expenses                                 -          25,705          (5,000)
   (Increase) decrease in receivables from related parties          (182,547)         13,917         (84,600)
   (Increase) decrease in interest receivable                              -               -               -
   Increase (decrease) in accounts payable
     and accrued liabilities                                          87,338          17,394           2,874
                                                               _____________   _____________   _____________
      Total operating activities                      `           (1,805,486)        (93,989)       (229,905)

INVESTING ACTIVITIES

Purchase of equipment                                                (34,719)              -          (5,771)
Investment in syringe patent development                             (10,000)              -               -
Investment in Ives Health Company                                   (251,997)              -               -
Investment in The Health Club                                        (10,000)              -               -
                                                               _____________   _____________   _____________
      Total investing activities                                    (306,716)              -          (5,771)

FINANCING ACTIVITIES

Loans from shareholders                                                2,538           8,000         (25,366)
Sale of common stock for cash:

   To third-party investors (prior to merger)                        574,477               -               -
   To third-party investors                                          787,145               -         342,425
   From exercise of stock options by third-parties                   509,900               -         150,000
   Less:  Issue Costs                                                (16,743)              -         (16,743)
Convertible debentures issued for cash                               355,000               -               -
Payment of exclusive license note payable                           (100,000)              -               -
                                                               _____________   _____________   _____________
      Total financing activities                                   2,112,317           8,000         450,316

Change in cash                                                           115         (85,989)        214,640

Cash at beginning of period                                                -          86,104               -
                                                               _____________   _____________   _____________
Cash at end of period                                                  $ 115           $ 115       $ 214,640
                                                               _____________   _____________   _____________
Supplemental disclosure of cash flow information:

   Cash paid for interest and taxes during the period                 10,687               -             982
                                                               _____________   _____________   _____________
Non-cash financing and investing activities:

Common stock issued to founders                                        7,000               -               -
Common stock issued in connection with merger

with Cerro Mining Corporation                                            300               -               -
Common stock issued in Ives merger                                   346,262               -               -
Common stock subscriptions                                            69,800               -               -
Common stock issued in exchange for promissory note                  129,000               -               -
Common stock issued for convertible debentures                       190,660               -         115,660
Common stock issued for services                                     174,013               -             586
Common stock issued to pay Ives debt                                  27,000               -               -
                                                               _____________   _____________   _____________


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                  MAXXON, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

COMPENSATION OF OFFICERS AND EMPLOYEES

Currently, the Company's officers and other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. A $205,000 and $140,000 capital contribution by the officers and other employees was recognized for the six months ended June 30, 2000 and 1999, respectively.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

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

During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, these shares are not included in the June 30, 2000 and 1999 weighted average shares of 12,317,349 and 12,020,561 used respectively in the calculations of loss per share.

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

NEW ACCOUNTING STANDARDS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company had no comprehensive income items during 2000 and 1999. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of June 30, 2000 the Company did not engage in hedging activities or transactions involving derivatives.

NOTE 2 - EXCLUSIVE LICENSE

On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and others (the "Rippstein License"), pursuant to which Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe invented and being developed by Mr. Rippstein (the "Maxxon Safety Syringe"). This new syringe is a single-handed, vacuum-operated safety syringe that retracts the needle into the barrel of the syringe after use. The vacuum is created at the time of use, not at the time of manufacture. Pursuant to the Rippstein License, the Company agreed to pay $10,000 in reimbursable patent costs and $200,000 upon the occurrence of; (1) the issuance of a U.S. patent covering the syringe, (2) the completion of a fully functional and working prototype of the syringe, and (3) FDA approval to sell the syringe in the U.S. The Rippstein License also provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary after both a working prototype syringe is developed and a U.S. patent is issued. Such royalties continue for the life of the last to expire patent, if issued. Maxxon also granted Mr. Rippstein, and two others, options to purchase a total of 1,600,000 shares of common stock of Maxxon at $0.50 per share, which was the closing price of Maxxon's common stock on the day the Rippstein License was signed. The options expire October 31, 2009 and are subject to certain vesting conditions.

On November 18, 1999, Maxxon entered into a Technical Consulting Agreement with Mr. Rippstein, Jr., whereby Maxxon engaged Mr. Rippstein on a non-exclusive basis to provide technical assistance and consulting services to achieve startup of production of the new Maxxon Safety Syringe. Maxxon paid Mr. Rippstein $12,500 upon execution of the Agreement and agreed to pay an additional $37,500 upon the occurrence of various milestones in the development of the syringe.

NOTE 3 - RECEIVABLES FROM RELATED PARTIES

The related party receivable balance at June 30, 2000 and 1999 was $17,970 and $96,600, respectively. Of this amount $9,600 and $21,600 resulted from the office space that is shared with other companies controlled by the sole officer and director of the Company. The rent expense (see Note 8) is allocated among the companies based on their level of activity and recorded as related party receivable on Maxxon's financial statements. Also, $7,705 and $75,000 were due to amounts loaned to the officer and certain employees (see Note 14).

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

On December 31, 1997, the Company entered into an agreement to spin-off Ives to a new corporation. Mr. Keith Ives, principal shareholder of Ives, resigned as an officer of Maxxon and surrendered 275,360 shares of the Company's stock. Maxxon received 1,700,000 shares of the newly formed Ives Health Company, Inc., par value, $0.001, which represented 19.5% of the outstanding shares of Ives as of December 31, 1997. The Company's investment in Ives is accounted for under the cost method. The Company retained 100% ownership of THC. As of December 31, 1999, there had been no financial activity for THC.

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

NOTE 5 - EXCLUSIVE LICENSE, PATENT DEVELOPMENT AND OTHER INTANGIBLE ASSETS

Exclusive License, Patent Development and Other Intangible Assets consist of the following at June 30, 2000 and December 31, 1999:

                                                  2000           1999
                                           ------------    -----------
 Patent Development--Kaufhold Syringe              --         95,000
 Less:  Accumulated Amortization                   --        (95,000)
                                           ------------    -----------
                                                   --             --
                                           ------------    -----------
Patent Development--Rippstein License          10,000         10,000
 Less:  Accumulated Amortization                 (375)          (250)
                                           ------------    -----------
                                           $    9,625      $   9,750
                                           ------------    -----------
 Other intangible assets                        7,726          7,726
 Less:  Accumulated amortization              ( 5,303)       ( 4,530)
                                           ------------    -----------
 Other Intangible Assets, Net              $    2,423      $   3,196
                                           ------------    -----------
 Total Exclusive License and Other
 Intangible Assets, Net of Amortization    $   12,048      $  12,946
                                           ------------    -----------

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

The patent development costs related to the Maxxon Syringe are being amortized over 40 years and the other intangible assets, which are primarily organization costs, are being amortized over 5 years, using the straight-line method.

NOTE 6 - RELATED PARTY PAYABLE

During 1998, the Company received $19,539 in loans from a non-affiliated shareholder. During 1998, the non-affiliated shareholder paid for expenses on behalf of the Company, and the Company recorded the $49,633 as an expense and a payable to the non-affiliated shareholder (see Note 14).

NOTE 7 - INCOME TAXES

The deferred tax assets and liabilities at June 30, 2000 and December 31, 1999 are as follows:

                                                  2000                 1999
                                        --------------        -------------

Net operating loss carry-forward         $   1,410,000         $  1,320,000
LESS:  VALUATION ALLOWANCE                   1,410,000            1,320,000
                                        --------------        -------------
         NET DEFERRED TAX BENEFIT        $         - -         $        - -
                                        --------------        -------------

As of June 30, 2000, the Company had a net operating loss carry-forward of approximately $4,700,000. Approximately $800,000 will expire in 2012, and the remaining $3,200,000 will expire beginning in 2013. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

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

LEASES

On March 24, 1997, Maxxon, Inc. executed a five-year lease for office space. The remaining minimum annual lease payments under the lease are scheduled as follows:

            For the Periods Ended
                 December 31                  Amount
                 -----------                  ------
                     2000                    $22,405
                     2001                    $45,587
                     2002                    $11,462

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

NOTE 10 - EARNINGS (LOSS) PER SHARE

                                                 JUNE 30, 2000    JUNE 30, 1999
                                                 -------------    -------------
Common Shares Outstanding                           12,317,349       12,317,349
Effect of using weighted average common and
  COMMON EQUIVALENT SHARES OUTSTANDING            (         --)    (    296,788)
                                                 -------------    -------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          12,317,349       12,020,561
                                                 =============    =============

NOTE 11 - DEVELOPMENT STAGE OPERATIONS

The Company was incorporated on December 16, 1996. Since inception, their primary focus has been raising capital and developing the safety syringe. The Company had no financial activity prior to January 1, 1997.

NOTE 12 - COMMON STOCK AND PAID-IN CAPITAL

STOCK ISSUED

During 1998, the Company sold 50,000 shares of common stock to a third-party investor for $91,000 in cash, issued 44,827 shares of common stock as payment for $55,000 in Ives debts, and issued 548,574 shares of common stock upon conversion of debentures purchased by a third-party investor during 1997 for $25,000 and during 1998 for $250,000.

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

Maxxon is authorized to issue up to 20,000,000 shares of common stock, $0.001 par value. At June 30, 2000, 12,317,349 shares of common stock were issued and outstanding.

VOTING RIGHTS

Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Shares of common stock do not have cumulative voting rights. Therefore, persons voting a majority of the share vote can elect all members of the Board of Directors. Holders of a majority of the issued and outstanding shares of common stock may take action by written consent without a meeting.

During the first and second quarters of 2000, no shares were issued.

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

On November 18, 1999, the Board granted 1,600,000 options at an exercise price of $0.50 per share in connection with the execution of the Rippstein License (See Note 2, Exclusive License) to Wayland Rippstein (800,000 options), Ken Keltner (400,000 options) and Lynn Carter (400,000 options). The exercise price was equal to the price of the Company's common stock as quoted on the OTC Bulletin Board on the date of grant. The options expire October 31, 2009 and are subject to certain vesting conditions as follows: (1) 20% of the options became vested and exercisable upon execution of the Rippstein License, (2) 20% of the options become vested and exercisable when a fully working safety syringe has been produced and demonstrated to be safe and reliable and meeting the specifications outlined in the Rippstein License, (3) 20% of the options become vested and exercisable upon issuance of a U.S. patent covering the syringe designed by Mr. Rippstein, (4) 20% of the options become vested and exercisable upon the first article of production of that syringe, and (5) 20% of the options become vested and exercisable upon FDA approval of the syringe. As of June 30, 2000, 320,000 of their options were exercisable.

SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") provides an alternative method of determining compensation cost for employee stock options, which may be adopted at the option of the Company. Had compensation cost for the 1,500,000 options granted to employees during 1998 been determined consistent with SFAS 123, the Company's net loss and earnings per share would have been reduced to the following pro forma amounts:

   Net loss:                                2000                 1999
                                 ----------------     ----------------
            As reported               $(360,374)           $(301,522)
            Pro forma                 $(818,027)           $(759,175)

   Basic and diluted EPS:

            As reported               $   (0.03)           $   (0.03)
            Pro forma                 $   (0.07)           $   (0.06)

A summary of the status of the Company's stock options at June 30, 2000, and changes during the year then ended is presented below:


                                                            Weighted Average
                                               Shares         Exercise Price
                                       ---------------      -----------------
 EMPLOYEES:

   Outstanding, December 31, 1999           1,200,000                $  0.50
          Granted                                  --                     --
          Exercised                                --                     --
          Forfeited                                --                     --
                                       ---------------      -----------------

   Outstanding, June 30, 2000               1,200,000                $  0.50
                                       ---------------      -----------------
   Exercisable, June 30, 2000               1,200,000                $  0.50
                                       ---------------      -----------------
   Weighted average fair value
      of options granted                           --                $0.4921
                                       ---------------      -----------------

  NON-EMPLOYEES:

    Outstanding, December 31, 1999                  --                     --
           Granted                           1,600,000                $  0.50
           Exercised                                --                     --
           Forfeited                                --                     --
                                        ---------------      -----------------

    Outstanding, June 30, 2000               1,600,000                $  0.50
                                        ---------------      -----------------
    Exercisable, June 30, 2000                 320,000                $  0.50
                                        ---------------      -----------------
    Weighted average fair value
       of options granted                           --                $0.2804
                                        ---------------      -----------------

The following table summarizes information about fixed stock options outstanding at June 30, 2000:



                                  Options Outstanding                 Options Exercisable
                        ---------------------------------------     ----------------------

                                           Weighted
                                            Average    Weighted                  Weighted
                               Number     Remaining     Average         Number    Average
Range                     Outstanding   Contractual    Exercise    Exercisable   Exercise
of Exercise Prices        at 06/30/00          Life       Price    at 06/30/00      Price
------------------        -----------  ------------   ----------   -----------   --------
EMPLOYEES:

      $0.50                 1,200,000     7.63 Years     $0.50       1,200,000      $0.50
NON-EMPLOYEES:

      $0.50                 1,600,000     9.34 Years     $0.50         320,000      $0.50




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

During 2000 and 1999, the Company loaned $47,852 each to Rhonda Vincent, an employee, and Gifford Mabie, sole director of the Company. At June 30, 2000, the balance of these notes was $7,705.

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

     PRODUCT DEVELOPMENT AND RESEARCH PLAN FOR THE NEXT TWELVE MONTHS

     The engineering drawings for the Maxxon Safety Syringe have been completed and the Company is currently negotiating with a manufacturer to produce prototype syringes. The engineering drawings were completed using a Computer Aided Design (CAD) system that is compatible with the mold making equipment of the manufacturer. The prototypes are expected to be ready for testing before the end of September 2000. The data from these tests will then be used as the basis for our preliminary proposal for clinical trials to the FDA. We do not know how much data the FDA will require and consequently, how long the clinical trials will take.

     EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

     None.

     EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES.

     None.

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     On July 6, 2000, the Company filed suit against Ives Health Company and its transfer agent to remove the restictive legend on 1,000,000 shares of Ives common stock owned by the Company. The Company believes it has satisfied Rule 144 requirements and is seeking damages caused by the delay in removing the restriction.

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

                                               MAXXON, INC.

                                               /S/ GIFFORD M. MABIE
                                               ____________________
                                               President

Date:  August 15, 2000