Form 10QSB
period 2000-09-30
MAXXON INC
filed 2000-11-20
CIK 1041009

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to____________

                         COMMISSION FILE NUMBER 0-28629

                                  MAXXON, INC.

                 (Name of Small Business Issuer in its charter)

            NEVADA                                      73-1526138

------------------------------------        ------------------------------------
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


                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


     Balance Sheet at September 30, 2000 (Unaudited) and December 31, 1999........................    3

     Statement of Operations for the period from inception (December 16, 1996) to
     September 30, 2000 (unaudited) and for the three months and nine months ended
     September 30, 2000 and 1999 (Unaudited)......................................................    4

     Statement of Cash Flows for the period from inception (December 16, 1996) to
     September 30, 2000 (Unaudited) and for the nine months ended September 30, 2000
     and 1999 (Unaudited).........................................................................    5

     Notes to Financial Statements (Unaudited)....................................................    6





                                  Maxxon, Inc.
                           A Development Stage Company

                                 Balance Sheets
                    September 30, 2000 and December 31, 1999



                                                                  September
                                                                   30, 2000        December
               ASSETS                                            (unaudited)       31, 1999
                                                                  ---------        --------
Current assets
Cash                                                               $ 11,344        $ 86,104
Notes receivable- related parties (Note 3)                           79,556          31,887
Prepaid consulting expenses                                           2,541          25,705
                                                                  ---------        --------
   Total current assets                                              93,441         143,696
                                                                  ---------        --------

Property and Equipment, net of depreciation                          15,954          21,162

Other assets
Investment in Ives Health Company (Note 4)                          130,000         640,418
Investment in The Health Club (Note 4)                                    -               -
Patent Development and Other Assets,
net of Amortization (Note 5)                                         11,598          12,946
License Agreement, net of amortization (Note 5)                           -               -
                                                                  ---------        --------
      Total other assets                                            141,598         653,364
                                                                  ---------        --------
TOTAL ASSETS                                                      $ 250,993       $ 818,222
                                                                  =========        ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                           $ 29,867        $ 34,285
                                                                  ---------        --------
   Total current liabilities                                         29,867          34,285

Long-term debt
Note payable - related parties (Notes 6 and 15)                       4,425          44,172
                                                                  ---------        --------
Total liabilities                                                    34,292          78,457
                                                                  ---------        --------
Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares issued and
   outstanding at September 30, 2000 and
   December 31, 1999, respectively                                        -               -
Common stock, $0.001 par value,
   45,000,000 shares authorized;
   13,080,125 shares and 12,317,349 shares issued and
   outstanding at September 30, 2000 and
   December 31, 1999, respectively                                   13,080          12,317
Paid in capital                                                   5,676,420       5,121,795
Retained earnings                                                (5,472,799)     (4,394,347)
                                                                  ---------        --------
   Total shareholders' equity                                       216,701         739,765
                                                                  ---------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 250,993       $ 818,222
                                                                  =========        ========



     The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                           A Development Stage Company

                            Statements of Operations
          From Inception (December 16, 1996) Through September 30, 2000
            and For The Nine Months Ended September 30, 2000 and 1999
            and For The Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                      From inception
                                       (December 16,     Nine Months    Nine Months      Three Months   Three Months
                                       1996) through           Ended          Ended             Ended          Ended
                                           September       September      September         September      September
                                            30, 2000        30, 2000       30, 1999          30, 2000       30, 1999

Revenue                                          $ -             $ -            $ -               $ -            $ -

Expenses
Research and development                     352,446          52,849              -             8,900              -
General and administrative                 5,074,960       1,001,179        829,581           706,342        151,182
                                      --------------    ------------    -----------      ------------    -----------
   Total operating expenses                5,427,406       1,054,028        829,581           715,242        151,182
                                      --------------    ------------    -----------      ------------    -----------
Operating loss                            (5,427,406)     (1,054,028)      (829,581)         (715,242)      (151,182)

Interest income                               15,554               -              -                 -              -

Interest expense                              28,554          17,868              -               651              -

Depreciation and amortization                 32,393           6,556          8,114             2,186          3,036
                                      --------------    ------------    -----------      ------------    -----------
Net loss from operations                $ (5,472,799)   $ (1,078,452)    $ (837,695)     $   (718,079)    $ (154,218)

Weighted average
shares outstanding (Note 10)              11,985,982      12,452,047     12,219,147        12,452,047     12,317,349
                                      --------------    ------------    -----------      ------------    -----------
Net loss per share (Note 1)                  $ (0.46)        $ (0.09)       $ (0.07)          $ (0.06)       $ (0.01)




     The accompanying notes are an integral part of the financial statements



                                  Maxxon, Inc.
                           A Development Stage Company

                            Statements of Cash Flows
          From Inception (December 16, 1996) Through September 30, 2000
            and For The Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)




                                                                   From inception
                                                                    (December 16,        Nine Months        Nine Months
                                                                    1996) through              Ended              Ended
                                                                        September          September          September
                                                                         30, 2000           30, 2000           30, 2000
                                                                   --------------        -----------        -----------

Operating activities
Net loss                                                             $ (5,472,800)      $ (1,078,453)        $ (837,696)
Plus non-cash charges to earnings:
Depreciation and amortization                                              24,893              6,555              6,240
Common stock issued for services                                          856,657                  -
Expenses paid by third parties                                             49,634                  -                  -
Contribution of services by officer and employees                         699,154            305,000            210,000
Services by officer and employees paid for with non-cash consideration     87,500                  -             89,728
Consulting services paid for with non-cash consideration                  287,877                  -            166,742
Write-off of zero value investments                                       655,418            510,418            140,000
Compensation costs for stock options
granted to non-employees                                                1,007,915                  -                  -
Change in working capital accounts:
   (Increase) decrease in other receivables                               (59,669)           (47,669)           (14,951)
   (Increase) decrease in prepaid expenses                                 (2,541)            23,164            (25,705)
   (Increase) decrease in receivables from related parties               (196,464)
   (Increase) decrease in interest receivable                                   -                  -                  -
   Increase (decrease) in accounts payable and accrued liabilities         86,167             16,223             (5,591)
                                                                   --------------        -----------        -----------
      Total operating activities                      `                (1,976,259)          (264,762)          (271,233)

Investing activities
Purchase of equipment                                                     (34,719)                 -             (5,771)
Investment in syringe patent development                                  (10,000)                 -                  -
Investment in Ives Health Company                                        (251,997)                 -                  -
Investment in The Health Club                                             (10,000)                 -                  -
                                                                   --------------        -----------        -----------
      Total investing activities                                         (306,716)                 -             (5,771)

Financing activities
Loans from shareholders                                                     8,538             14,000            (25,366)
Repayment of loans from shareholders                                       (5,000)            (5,000)
Sale of common stock for cash:
   To third-party investors (prior to merger)                             574,477                  -                  -
   To third-party investors                                               968,145            181,000            342,425
   From exercise of stock options by third-parties                        509,900                  -            150,000
   Less:  Issue Costs                                                     (16,743)                 -            (16,743)
Convertible debentures issued for cash                                    355,000                  -                  0
Payment of exclusive license note payable                                (100,000)                 -                  0
                                                                   --------------        -----------        -----------
      Total financing activities                                        2,294,317            190,000            450,316

Change in cash                                                             11,342            (74,762)           173,312

Cash at beginning of period                                                     -             86,104                  0
                                                                   --------------        -----------        -----------
Cash at end of period                                                    $ 11,342           $ 11,342          $ 173,312
                                                                   --------------        -----------        -----------

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                      27,903             17,216                982

Non-cash financing and investing activities:
Common stock issued to founders                                             7,000                  -                  -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                 300                  -                  -
Common stock issued in Ives merger                                        346,262                  -                  -
Common stock subscriptions                                                 69,800                  -                  -
Common stock issued in exchange for promissory note                       129,000                  -                  -
Common stock issued for convertible debentures                            190,660                  -            115,660
Common stock issued for services                                          174,013                  -                586
Common stock issued to pay Ives debt                                       27,000                  -                  -



     The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                           A Development Stage Company

                          Notes to Financial Statements
                           September 30, 2000 and 1999
                                   (Unaudited)


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

Compensation of Officers and Employees
Currently, the Company's officers and other employees serve without pay or other non-equity compensation. The fair value of these services is estimated by management and is recognized as a capital contribution. A $305,000 and $210,000 capital contribution by the officers and other employees was recognized for the nine months ended September 30, 2000 and 1999, respectively.

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

Segment Information
Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The
Company  identifies  its  operating  segments  based  on  business   activities,
management responsibility and geographical location. During the nine months ended September 30, 2000 and 1999, the Company operated in a single business segment engaged in developing and marketing selected healthcare products.

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

During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, these shares are not included in the September 30, 2000 and 1999 weighted average shares of 13,080,106 and 12,317,349 used respectively in the calculations of loss per share.

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

New Accounting Standards
The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company had no comprehensive income items during 2000 and 1999. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of September 30, 2000 the Company did not engage in hedging activities or transactions involving derivatives.

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

Note 3 - Receivables from Related Parties

The related party receivable balance at September 30, 2000 and 1999 was $79,556 and $26,400, respectively. Of this amount $14,400 and $26,400 resulted from the office space that is shared with other companies controlled by the sole officer and director of the Company. The rent expense (see Note 8) is allocated among the companies based on their level of activity and recorded as related party receivable on Maxxon's financial statements. Also, $7,605 and $75,000 were due to amounts loaned to the officer and certain employees (see Note 14).

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

At September 30, 2000, the Company transferred 700,000 shares of common stock of Ives to employees of Maxxon as payment for services during 2000. The value of the 700,000 shares of Ives common stock was $0.13 per share, or $91,000.

At September 30, 2000, the Company reduced the value of its investment in Ives from cost to market value. At September 30, 2000, the market value of the 1,000,000 shares of common stock of Ives owned by the Company was $0.13 per share, or $130,000.

Note 5 - Exclusive License, Patent Development and Other Intangible Assets

Exclusive License, Patent Development and Other Intangible Assets consist of the following at September 30, 2000 and December 31, 1999:

                                                       2000             1999
                                               -------------     ------------
Patent Development--Kaufhold Syringe            $       --       $    95,000
Less:  Accumulated Amortization                         --           (95,000)
                                               -------------     ------------
                                                        --                --
                                               -------------     ------------
Patent Development--Rippstein License               10,000            10,000
Less:  Accumulated Amortization                       (438)             (250)
                                               -------------     ------------
                                                $    9,562       $     9,750
                                               -------------     ------------
Other intangible assets                              7,726             7,726
Less:  Accumulated amortization                     (5,690)           (4,530)
                                               -------------     ------------
Other Intangible Assets, Net                    $    2,036       $     3,196
                                               -------------     ------------
Total Exclusive License and Other Intangible
Assets, Net of Amortization                     $   11,598       $    12,946
                                               -------------     ------------

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

Note 7 - Income Taxes

The deferred tax assets and liabilities at June 30, 2000 and December 31, 1999 are as follows:

                                              2000            1999
                                      ------------    ------------

Net operating loss carry-forward      $  1,641,840    $  1,320,000
Less:  Valuation allowance            $  1,641,840    $  1,320,000
                                      ------------    ------------
         Net Deferred Tax Benefit              - -             - -
                                      ------------    ------------

As of June 30, 2000, the Company had a net operating loss carry-forward of approximately $5,472,799. Approximately $800,000 will expire in 2012, and the remaining $3,200,000 will expire beginning in 2013. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

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

Note 10 -         Earnings (Loss) Per Share

                                                   September         September
                                                    30, 2000          30, 1999
                                                 ------------     ------------
 Common Shares Outstanding                        13,080,125        12,317,349
 Effect of using weighted average common and
   common equivalent shares outstanding          ( 1,094,143)      (    98,202)
                                                 ------------     ------------
 Weighted average common shares outstanding       11,985,982        12,219,147
                                                 ============     ============

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

During 2000, the Company sold 724,000 shares of its common stock to third-party investors for $181,000 in cash and issued 38,776 shares of its common stock as repayment of debt to shareholders (see Note 14).

Maxxon is authorized to issue up to 20,000,000 shares of common stock, $0.001 par value. At September 30, 2000, 13,080,125 shares of common stock were issued and outstanding.

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

 Net loss:                                2000                 1999
                               ----------------     ----------------
          As reported             $(1,078,452)        $(   837,695)
          Pro forma               $(1,536,105)         $(1,295,348)

 Basic and diluted EPS:
          As reported               $   (0.09)           $   (0.07)
          Pro forma                 $   (0.12)           $   (0.11)

A summary of the status of the Company's stock options at September 30, 2000, and changes during the nine months then ended is presented below:

                                                             Weighted Average
                                                               Exercise Price
                                                Shares
                                        ---------------    -------------------
Employees:

  Outstanding, December 31, 1999             1,200,000                $  0.50
         Granted                                    --                     --
         Exercised                                  --                     --
         Forfeited                                  --                     --
                                        ---------------    -------------------

  Outstanding, June 30, 2000                 1,200,000                $  0.50
                                        ---------------    -------------------
  Exercisable, June 30, 2000                 1,200,000                $  0.50
                                        ---------------    -------------------
  Weighted average fair
   value of options granted                         --                $0.4921
                                        ---------------    -------------------

Non-Employees:

  Outstanding, December 31, 1999                    --                     --
         Granted                             1,600,000                $  0.50
         Exercised                                  --                     --
         Forfeited                                  --                     --
                                        ---------------    -------------------

  Outstanding, September 30, 2000            1,600,000                $  0.50
                                        ---------------    -------------------
  Exercisable, September 30, 2000              320,000                $  0.50
                                        ---------------    -------------------
  Weighted average fair
   value of options granted                         --                $0.2804
                                        ---------------    -------------------

The following table summarizes information about fixed stock options outstanding at September 30, 2000:


                                    Options Outstanding                    Options Exercisable
                        --------------------------------------------    ---------------------------

                                           Weighted
                                            Average         Weighted                      Weighted
                               Number     Remaining          Average          Number       Average
Range                     Outstanding   Contractual         Exercise     Exercisable      Exercise
of Exercise Prices        at 09/30/00          Life            Price     at 09/30/00         Price
------------------        -----------  ------------        ----------    -----------      --------
Employees:
      $0.50                 1,200,000     7.38 Years          $0.50        1,200,000         $0.50
Non-Employees:
      $0.50                 1,600,000     9.09 Years          $0.50          320,000         $0.50


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

During 2000 and 1999, the Company loaned $47,852 each to Rhonda Vincent, an employee, and Gifford Mabie, sole director of the Company. At September 30, 2000, the balance of these notes was $7,605.

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

     CASH REQUIREMENTS

     We require substantial additional working capital to finish development of the Safety Syringe, to begin collecting data, and to commence and complete clinical trials required for FDA approval. We estimate that we will require approximately $1.0 million in additional capital through the end of the year 2000. There is no assurance that the additional capital required will be available to us on acceptable terms when needed, if at all. Any additional capital may involve substantial dilution to the interests of our then existing shareholders.

     PRODUCT DEVELOPMENT AND RESEARCH PLAN FOR THE NEXT TWELVE MONTHS

     The engineering drawings for the Maxxon Safety Syringe have been completed and the Company is currently negotiating with a manufacturer to produce prototype syringes. The engineering drawings were completed using a Computer Aided Design (CAD) system that is compatible with the mold making equipment of the manufacturer. The prototypes are ready for testing and the data from these tests will be used as the basis for our preliminary proposal for clinical trials to the FDA. We do not know how much data the FDA will require and consequently, how long the clinical trials will take.

     EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

     None.

     EXPECTED SIGNIFICANT CHANGES IN NUMBER OF EMPLOYEES.

     None.

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     On July 6, 2000, the Company filed suit against Ives Health Company and its transfer agent to remove the restictive legend on shares of Ives common stock owned by the Company. The Company believes it has satisfied Rule 144 requirements and is seeking damages caused by the delay in removing the restriction. On October 31, 2000, the Company and Ives settled this dispute.

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

Date:  November 15, 2000