Form 10KSB
period 2000-12-31
MAXXON INC
filed 2001-04-17
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

                                  MAXXON, INC.
             (Exact name of registrant as specified in its charter)


          Oklahoma                       0-28629                 73-1526138
          --------                       -------                 ----------
(State or other jurisdiction of       (SEC File Number)        (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                        8908 South Yale Avenue, Suite 409
                              Tulsa, Oklahoma 74137
          (Address of principal executive offices, including zip code)

                                 (918) 491-7557
              (Registrant's telephone number, including area code)

                                 (918) 492-2560
              (Registrant's facsimile number, including area code)


Securities to be registered pursuant
to Section 12(b) of the Act:            NONE

Securities to be registered pursuant
to Section 12(g) of the Act:            Common Stock, $0.001 par value

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

         State issuer's revenues for its most recent fiscal year:      $-0-

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $13,753,710 as of March 31, 2001

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2001, we had 18,818,110 shares of common stock, $0.001 par value, outstanding.

Certain  Forward-Looking  Information

         Certain statements included in this report which are not historical facts are forward-looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management. Words such as "expects," "anticipates," "intends," believes," "estimates" and similar expressions are intended to identify such forward-looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements.


                                     Part I

Item 1.  Description of Business

         (a)  Business Development.

         1. Form and Year of Organization. We are a Nevada corporation organized on August 16, 1996 under the name Cerro Mining Corporation. On May 9, 1997, we entered into a Merger Agreement with Maxxon, Inc., a privately-held Oklahoma corporation that owned the rights to a proprietary disposable safety syringe that retracts the needle into the barrel of the syringe after use ("Maxxon-OK"). After receiving approval from a majority of our shareholders and Maxxon-OK's shareholders, we issued 7,578,000 shares of our common stock for 100% of the issued and outstanding common stock of Maxxon-OK and changed our name from Cerro Mining Corporation to Maxxon, Inc. Maxxon-OK ceased to exist by reason of the Merger. The Merger was effective May 20, 1997.

         Present Business Objective. Our present business objective is to develop and market a commercially viable hypodermic syringe that reduces the risk of accidental needlestick injuries. These injuries pose a serious risk of transmitting fatal or chronic diseases to healthcare workers. We are presently developing a safety syringe. We have not yet begun the FDA approval process.

         2. Bankruptcy or Receivership. Maxxon has never been in bankruptcy or receivership.

         3.  Mergers, Reclassifications and Purchases of Assets.

Our Present Safety Syringe Development Efforts
----------------------------------------------
         On November 18, 1999, we purchased from Mr. Wayland Rippstein and his associates, Lynn Carter and Ken Keltner, the exclusive worldwide license to develop, manufacture and market his then patent-pending disposable safety syringe that automatically retracts the needle into the barrel of the syringe immediately after an injection has been given. A copy of the Rippstein License was filed as an exhibit to our Form 10-SB dated December 22, 1999. The Maxxon Safety SyringeTM accomplishes the needle retraction by a vacuum. As the syringe is being used, a vacuum is created and when the plunger is released, the needle is forced into the interior of the barrel by the pressure differential. Once inside, the needle will remain indefinitely, substantially reducing the risk of accidental needlestick injuries. On February 27, 2001, the patent covering Mr. Rippstein's syringe design was published by the U.S. Patent Office. Details regarding our License Agreement with Mr. Rippstein and associates are discussed in Item 7. "Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts".

History of Our Safety Syringe Development Efforts
-------------------------------------------------
         Since 1997, we have been working to develop a commercially viable safety syringe. On April 30, 1997, prior to the Merger, Maxxon-OK purchased the exclusive license to a patented safety syringe owned by Mr. Harry Kaufhold ("Kaufhold Syringe"). Maxxon-OK paid Mr. Kaufhold $10,000 at execution of the License Agreement, plus a $90,000 promissory note, which we paid in full on March 1, 1998. The rights and obligations under this License Agreement became ours by reason of the Merger. A copy of the License Agreement is attached as
Exhibit 6.5.

         To facilitate the development and marketing of the Kaufhold Syringe, we entered into a Development Agreement, dated June 9, 1998 with Texas Applied Biological Sciences ("TABS") and Hartzell Manufacturing, Inc. ("Hartzell") to refine and produce a prototype of the Kaufhold Syringe. A copy of the agreement was filed as an exhibit to our Form 10-SB dated December 22, 1999. The Development Agreement required the completion of the Kaufhold Syringe prototype by September 1998. On October 19, 1999, we received 2 prototypes of the safety syringe which TABS claimed were working prototypes. TABS advised us that this delivery completed its obligations under the Development Agreement, even though TABS advised us that additional optimization of the molds would be required before production molds could be made.

         In November, 1999, after more than 2 years of efforts to produce a viable, usable, working prototype of the safety syringe based on Mr. Kaufhold's design, our Board of Directors determined to discontinue this effort. The License Agreement with Mr. Kaufhold expired on April 30, 1999 because we were not able to produce or market a syringe based on his design. Although we believe that TABS and Hartzell breached the Development Agreement dated June 9, 1998, our Board determined that management's time and our resources would be better spent developing the Rippstein syringe.

         Acquisition and Disposition of Ives Health Company, Inc. ------------------------------------------------------- On August 18, 1997, we
completed a share exchange transaction with Ives Health Company, Inc. ("Old Ives"), a privately-held Oklahoma corporation that markets a line of natural remedies and homeopathic medicines primarily through retail pharmacy outlets. Pursuant to that Agreement, we issued 586,600 shares of our common stock, par value $.001 per share, in exchange for all the issued and outstanding common stock of Old Ives. The shareholders of Old Ives consisted of Keith Ives and 32 individual investors. Keith Ives received 320,360 shares of our common stock and the 32 individual investors received a total of 266,240 shares of our common stock. As a result of the transaction, Old Ives became our wholly-owned subsidiary. A copy of the Agreement and Plan of Exchange was filed as an exhibit to our Form 10-SB dated December 22, 1999.

         After trying unsuccessfully to obtain financing for Old Ives, we entered into an agreement to rescind the share exchange on December 31, 1997. Under the Rescission Agreement, which was filed as an exhibit to our Form 10-SB dated December 22, 1999. we organized a new Oklahoma corporation named Ives Health Company, Inc. ("Ives") and transferred Old Ives into Ives. We received 1,700,000 shares of Ives common stock, which at that time represented about 19.5% of Ives' outstanding common stock and Keith Ives received 7,000,000 shares (or 80.5%) of Ives common stock. Keith Ives resigned as a director, officer, employee, agent and representative of Maxxon and gave back to us 275,360 shares of the 320,360 shares of our common stock that he received in the share exchange transaction. A copy of the Rescission Agreement is attached as Exhibit 6.8.

         Ives began reporting under the Securities Act of 1934 on November 22, 1999 and its common stock began trading on the OTC Bulletin Board under the symbol IVEH on May 25, 2000. On June 2, 2000, we contacted Ives' transfer agent to remove the restrictive legend on the 1,000,000 shares of Ives common stock still owned by us (the other 700,000 shares were transferred in early 2000 to our employees as payment for their services). We believed that we had satisfied Rule 144 requirements when we first contacted their transfer agent. On July 6, 2000, we filed suit against Ives and its transfer agent to remove the restrictive legend and to recover damages caused by the delay in removing the restrictions. Ives countersued us alleging failure of consideration and fraudulent inducement. On October 31, 2000, Maxxon and Ives agreed to end the litigation. As part of the settlement, a total of 500,000 of the original 1,700,000 shares of Ives common stock issued to us was returned to Ives (294,118 shares were returned by us and 205,882 shares were returned by our employees). Ives agreed to drop its countersuit and to remove the restrictive legend on the Ives shares. To pay our expenses related to the Ives litigation, we transferred 141,176 of our remaining Ives shares to our legal counsel. Upon settlement and at December 31, 2000, we owned 564,705 shares of Ives common stock. During February, 2001, we sold 397,500 shares of Ives common stock at an average price of $0.43 per share, for $169,030.46 in cash.

         On March 5, 2001, the SEC suspended trading in Ives common stock. On March 19, 2001, Ives began trading on the Pink Sheets. As of March 31, 2001, we still owned 167,205 shares of Ives common stock. There is no assurance that there will be sufficient trading volume for us to sell our remaining stock position. In addition, there is no assurance that the price at which we sell our remaining stock position will equal or exceed or even approach the $0.43 average per share price we received for the 397,500 shares we sold in February, 2001. Based upon the uncertainty surrounding the future value of Ives common stock, we determined that our ownership of Ives common stock had no value at December 31, 2000 and we adjusted our investment in Ives common stock to zero.

The Health Club, Inc.
---------------------
         On August 18, 1997, in connection with the Ives Health Company transaction described above, we issued 35,000 shares of our common stock for all of the issued and outstanding common stock of The Health Club, Inc. ("THC"), an Oklahoma corporation organized for the planned multi-level marketing operations of Old Ives. The sole officer, director and shareholder was Keith Ives. As a result of the transaction, THC became our wholly-owned subsidiary. We valued the stock portion of the transaction at $54,950, or $1.57 per share, which was determined by Maxxon's Board of Directors to be the fair value of the restricted stock issued in the transaction. The closing price of Maxxon's common stock on the date of the transaction was $2.50 per share and the Board determined that a 35% discount was appropriate for the restricted stock issued. Maxxon also paid Keith Ives $10,000 in connection with the transaction. On December 31, 1997, when Maxxon and Ives Health Company entered into the Rescission Agreement, the Board reduced the value of THC to $45,000, which represented the $10,000 in cash paid and 35,000 shares issued at $1.00 per share, the closing price of Maxxon's common stock on December 30, 1997. For two years following the Rescission Agreement, Keith Ives had the right to unwind our acquisition of THC by paying Maxxon $10,000 and by returning to us the 35,000 shares of Maxxon common stock issued to Keith Ives in connection with our acquisition of THC. At December 31, 1999, Keith Ives did not exercise his right. For the year ended December 31, 1999, we reduced the value of THC to $0, after the Board determined THC had no future value to Maxxon.

(b)  Business of Issuer

1.  Principal Products and Services of Maxxon and Their Markets

Principal Product
-----------------
         Maxxon has no products or services for sale at this time. It is anticipated that the Safety Syringe will be marketed when development is completed and FDA approval is secured. The Safety Syringe is the only product Maxxon has in development.

         The Maxxon Safety Syringe is designed to be a disposable retractable syringe that uses a proprietary, patented technology whereby a vacuum causes the needle to retract into the barrel of the syringe after an injection is given. The Safety Syringe is designed to be a cost-effective alternative to traditionally constructed disposable syringes and is intended to avoid the danger of accidental needle puncture associated with traditional disposable syringes. With a traditional disposable syringe, a needle contaminated with a patient's blood remains a danger to health care professionals handling the needle until it is permanently disposed of in a proper biohazard containment unit. We believe the Maxxon Safety Syringe, as designed, will not present a "needle stick" hazard to health professionals after use, because the contaminated needle is retracted into the barrel of the syringe after use.

Market for Our Product
----------------------
         The world-wide market for disposable syringes is estimated to be in excess of 12 billion units annually. There are over 2,400 needle sticks per day in the United States alone, according to the San Francisco Chronicle, and approximately 76% of accidental needle sticks could be prevented by an effective safety syringe, according to the Centers for Disease Control. Every clinic, hospital, doctor's office, laboratory, public health department, medical research facility, medical school and retail purchaser of syringes for diabetes and other home uses is a potential customer for the Maxxon Safety Syringe, if and when developed, approved by the FDA and available commercially.

2.       Distribution Method of Products and Services

         We have not yet determined how the Safety Syringe will be distributed. We do not presently have any manufacturing or distribution capacity. We have not determined the commercial arrangements under which we would be willing to engage a manufacturer or a corporate marketing partner.

3.  Status of Publicly Announced Products or Services

         On April 28, 2000, we entered into a Development Agreement with Genesis Design Group, located in Simi Valley, California, to design and produce a prototype of the Maxxon Safety Syringe. A copy of the Development Agreement is attached as Exhibit 10.11. On December 13, 2000, Genesis delivered the prototype that functioned according to specifications. On February 21, 2001, we entered into a one-year consulting agreement with Genesis Design Group to assist us with the manufacturer of the injection molds and the development of a manufacturing process for the safety syringe. A copy of the agreement is attached as Exhibit 10.17

         On March 26, 2001, we announced that Artistic Plastics, Inc., located in Anaheim, California, was selected produce the injection molds for the syringe. Once syringes are produced, they will be used to collect the data required to submit our application for FDA approval and will be used as samples for potential distributors. We have not yet submitted our application to the FDA for approval, but we expect that such application will be submitted by the end of 2001. We do not know how long it will take for us to receive FDA approval. There is no assurance that the FDA will approve our safety syringe.

4. Competitive Business Conditions, Competitive Position and Methods of Competition

         Competition in the medical products and services industry is intense. Although growth in the medical industry in general and sales of disposable safety syringes in particular is expected to grow and expand as the population ages, the number of potential competitors in the marketplace makes competitive pressures severe. In particular, the medical device industry has attracted large and sophisticated potential competitors with established brand names which have greater financial, technical, manufacturing, marketing, regulatory and distribution resources than Maxxon.

         There is no known cost-competitive safety syringe available in the market today. Although there are other safety syringes commercially available, the cost of these alternative safety syringes makes them impractical as alternatives to traditional disposable syringes. Unless the Maxxon Safety Syringe can be manufactured and sold at wholesale at a price competitive with current disposable syringes, the Maxxon Safety Syringe will not be able to compete effectively in the marketplace. Although we believe that our Safety Syringe can be manufactured to be cost competitive, there is no assurance that we will be successful.

         Our primary potential competitors are the manufacturers and distributors of existing syringes currently available in the marketplace. In particular, we estimate that Becton-Dickinson controls much of the distribution of the disposable syringe market in the US. If Becton-Dickinson or any of our other established competitors were to develop or acquire a safety syringe technology that could produce a safety syringe at a price competitive with disposable syringes, our ability to compete would be materially adversely affected.

5.  Sources of Raw Materials and the Names of Principal Suppliers

         We do not presently manufacture any products, so we have no raw materials requirements. The materials used to make the Maxxon Safety Syringe are commercially available from a number of suppliers. The manufacturing process is highly technical and demanding with very low fault tolerances. There is no assurance that we will be able to engage a company capable of manufacturing the safety syringe in a cost-effective manner.

6.  Dependence on One or Few Major Customers

         We anticipate that our safety syringe will be marketed to the entire field of medical professionals. We do not anticipate being dependent on any particular customer. We do not know if any one customer will account for more than 1% of our safety syringe sales.

7.  Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

         Patents. On February 27, 2001, the patent covering Mr. Rippstein's syringe design was published by the U.S. Patent Office. We do not own this patent. This patent is owned by Mr. Rippstein and his associates, Ken Keltner and Lynn Carter.

         The Rippstein License. On November 18, 1999, we purchased from Mr. Wayland Rippstein and his associates, the exclusive worldwide license to develop, manufacture and market his then patent-pending disposable safety syringe that automatically retracts the needle into the barrel of the syringe immediately after an injection has been given. We paid them $10,000 in reimbursable patent costs and agreed to pay them a total of $200,000 if the following events occur by September 30, 2001(1) a U.S. patent covering the syringe is issued, (2) a fully functional and working prototype of the syringe is completed, and (3) FDA approval to sell the syringe in the U.S. is obtained. However, if FDA approval is not received by September 30, 2001, but we have begun selling syringes in places that do not require FDA approval, then we will pay them the $200,000 out of the first net profits from the sale of those syringes. If such events have not occurred by September 30, 2001, then we will not be obligated to pay the $200,000 at all. The Rippstein license provides for us to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary after both a working prototype syringe is developed and a U.S. patent is issued. Such royalties continue for the life of the last to expire patent, if issued. If we enter into any sublicense, distribution or other marketing arrangements, then we will pay to the Licensor 10% of any fees received by us pursuant to such sublicense, distribution or marketing arrangements.

         Options Granted Pursuant to the Rippstein License. On November 18, 1999, the Board of Directors of Maxxon granted to Mr. Rippstein and his associates options to purchase a total of 1,600,000 shares of common stock of Maxxon at an exercise price of $0.50 per share, which was the closing price of our common stock on the day the Rippstein License was signed. Of the 1,600,000 options granted, 800,000 were granted to Mr. Rippstein, and 400,000 were granted each to Mr. Carter and Mr. Keltner. The options expire October 31, 2009 and become exercisable in stages upon the occurrence of the following events: (1) Options to purchase 320,000 shares are exercisable immediately; (2) Options to purchase 320,000 shares are exercisable when a fully working safety syringe has been produced (3) Options to purchase 320,000 shares are exercisable when a U.S. Patent covering the Rippstein Syringe is issued; (4) Options to purchase 320,000 shares are exercisable when the first syringe is produced from the hard production molds and is ready for full scale production; (5) Options to purchase 320,000 shares are exercisable when FDA approval is obtained. In any event, options to purchase all 1,600,000 shares become exercisable, even if the events described in items (1) through (5) do not occur beforehand, if Maxxon sells the Ripp Syringe Technology or if Maxxon is acquired by another company. On October 27, 2000, Mr. Carter and Mr. Keltner assigned their options to Petroxx Resources, Inc.

         Technical Consulting Agreement with Wayland Rippstein. On November 18, 1999, Maxxon entered into a Technical Consulting Agreement with Mr. Rippstein. Mr. Rippstein agreed to provide us technical design and consulting services to achieve startup of production of the Maxxon Syringe, to secure the issuance of a U.S. patent and all other intellectual property protections, and to meet with potential investors, funding sources, strategic alliance partners, distributors and licensors. We paid him $12,500 upon execution of the Agreement, and agreed to pay him the balance of $37,500 when the following milestones in the development of the syringe were achieved: (1) $12,500 upon the manufacture of the first fully operational working syringe prototype and (2) $25,000 upon production of syringes from the steel molds. On March 1, 2001, we paid Mr. Rippstein $12,500 because the first operational working syringe prototype had been produced.

         Broker-Dealer  Selling  Agreement.  On December 18,  2000,  we signed a
Broker-Dealer Selling Agreement on with RichMark Capital Corporation, a registered broker-dealer. A copy of the Broker-Dealer Selling Agreement is attached as Exhibit 10.12. The Agreement provides that RichMark receive a commission of ten percent (10%) of the sales price of shares sold, a three percent (3%) non-accounted expense allocation and a two percent (2%) due diligent fee. On December 31, 2000, we began an Offering Regulation D, Rule 506 offering to sell up to 4,000,000 Units at a price of $0.25 per Unit. Each Unit consists of one share of Common Stock and one Common Stock purchase warrant that expires on December 31, 2005.

         Employment Agreements. On January 3, 2001, we entered into written employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. The material terms of their respective employment agreements are the same, except that Mr. Mabie's employment agreement states he will not compete with us for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable. The employment agreements are attached as Exhibits 10.13 through 10.16.

         The term of each employment agreement is for one year, ending January 3, 2002 with an automatic and continuous renewal for consecutive two year periods. Each agreement can be ended either by us or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary will be accrued by the Company and paid in whole or in part as cash is available. If an employee resigns or is terminated for any reason, his or her accrued and unpaid salary plus severance pay ranging from three (3) months to twenty-four (24) months, depending on the circumstances of his or her departure, will be due and payable within 30 days of his or her resignation or termination. Under each employment agreement, we provide certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation and sick leave. We will reimburse each employee for any reasonable and necessary business expenses, including travel and entertainment expenses that are necessary to carry out his or her duties. Each employee has the right to participate in other businesses as long as those businesses do not compete with us and so long as the employee devotes the necessary working time, as determined in his or her sole discretion, to our business activities. We will indemnify each employee for all legal expenses and liabilities incurred with any proceeding involving the employee by reason of his or her being an officer, director, employee or agent of the Company. We will pay reasonable attorney fees and expenses as incurred in the event that, in the employee's sole judgment, he or she needs to retain counsel or otherwise expend personal funds for his or her defense. If there is a change in control, each employee has the right to resign. A change in control is defined as a change in the majority of Directors within any twelve month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding common stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or if any other person or group acquires more than 50 percent of the voting capital.

         Agreements with Marty Smith and Stuart Daley of Genesis Design Group. On February 21, 2001, the Company entered into an agreement with Marty Smith and Stuart Daley of Genesis Design Group for their assistance in supervising the production of the molds and the testing of the syringes. The contract was valued at $25,000 and in lieu of paying cash, the Company issued them 100,000 shares of its common stock at $0.25 per share, the closing price of our common stock on the date of the agreement. As an incentive to deliver to Maxxon assembled syringes that are fully functional within 12 weeks from the date the order with the manufacturer is placed, the Company granted them an option to purchase up to 150,000 shares of Maxxon common stock at $0.25 per share, exercisable in whole or in part until December 31, 2002. The options are exercisable only if Genesis is successful in meeting the 12-week requirement. A copy of the agreement is included as Exhibit 10.17.

         On February 22, 2001, the Company entered into an agreement with Marty Smith and Stuart Daley of Genesis Design Group to pay a finders fee to them if their efforts result in bringing a financial partner to invest in or acquire Maxxon. If such a transaction occurs as a result of their efforts, the Company agreed to pay them 100,000 shares of Maxxon common stock and one-half of one percent of the total amount of the transaction. A copy of the agreement is included as Exhibit 10.18.

         On March 26, 2001, we announced that Artistic Plastics, Inc., located in Anaheim, California, was selected to produce the injection molds for the syringe at an estimated cost of $139,000, of which $69,500 has been paid. The remaining $69,500 will be payable upon delivery of the syringes.

8.  Need for Governmental Approval

         Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the research, design, testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion, distribution, and production of medical devices in the United States. Maxxon's Safety Syringe is considered a medical device, is subject to FDA regulation, and must receive FDA approval prior to sale in the United States.

         Medical devices are classified into one of three classes, depending on the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g. labeling, pre-market notification and adherence to Quality System regulations, which have replaced Good Manufacturing Practice regulations.) These devices are subject to the lowest level of regulatory control. Class II devices are subject to general controls and to special controls (e.g. performance standards, post-market surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness, and require clinical testing and FDA approval prior to marketing and distribution. Class III devices are the most rigorously regulated.

         Generally, before a new device can be introduced into the market in the United States, the manufacturer must obtain FDA clearance through a 510(k) pre-market notification or approval of a premarket approval ("PMA") application. If a medical device manufacturer can establish that a device is "substantially equivalent" to a legally marketed Class I, Class II device, or a Class III device for which FDA has not called for PMAs, the manufacturer may seek clearance from FDA to market the device by filing a 510(k) pre-market notification. The 510(k) pre-market notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA.

         If Maxxon cannot establish that its safety syringe is substantially equivalent to a legally marketed predicate device, Maxxon must seek pre-market approval of the proposed device through submission of a PMA application. A PMA application must be supported by valid scientific evidence, including pre-clinical and clinical trial data, as well as extensive literature to demonstrate a reasonable assurance of the safety and effectiveness of the device. The PMA represents the most rigorous form of FDA regulatory approval. Management believes that it will be able to establish that the Safety Syringe is substantially equivalent to FDA approved syringes.

         The Maxxon Safety Syringe is a single-handed, vacuum operated safety syringe. FDA currently regulates piston syringes as Class II devices, subject to special controls embodied in published standards relating to syringes and require 510(k) clearance.

         We do not plan to package needles with our safety syringe. Our safety syringe is designed to work with most standard needles. We will have to submit performance of data to the FDA for all needle sizes and gauges intended to be used with our safety syringe.

         Our safety syringe meets the definition of a medical device and is subject to FDA 510(k) pre-market notification clearance before it can be commercialized in the United States. No such approval is required in foreign jurisdiction, though such foreign jurisdiction may have its own requesting equipment which must to met before the safety syringe can be sold there. Maxxon cannot begin to gather the data necessary for submission of the application until an effective working prototype syringe is produced in sufficient quantities to gather such data.

9.  Effect of Existing or Probable Governmental Regulation

         The safety syringe field is relatively new, and it is quite possible that new regulations could be proposed and adopted which could restrict marketing our Safety Syringe. We are not aware of any such pending or proposed regulations, however, there is no assurance that they will not be imposed.

10.  Estimate of the Amount Spent on Research and Development

         During the past two years, from April 1, 1999 to March 31, 2001, we have incurred approximately $369,000 on research and development costs. These costs include (1) $23,000 in cash for patent costs for the Rippstein syringe,
(2) $27,000 in cash for consulting fees and expenses of Mr. Rippstein, (3) $152,000 for compensation cost recorded when a portion of the stock options granted to Mr. Rippstein and his associates became exercisable, and (4) $142,000 in cash and $25,000 in stock paid to Genesis Design Group for development fees and expenses related to the Rippstein syringe. Of the $142,000 in cash paid to Genesis, $69,500 was for the molds to be produced by Artistic Plastics.

         We have committed to pay $225,000 in cash to Mr. Rippstein upon the occurrence of events which are described in Item 7. "Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts," above. We have also committed to pay $69,500 in cash to Artistic Plastics upon delivery of a syringe. If the stock options granted to Mr. Rippstein and to Genesis vest, then we will record compensation cost. The amount of compensation cost to be recorded can not be determined at this time. No customer, current or future, has or is expected to bear any direct research and development expense.

11.  Costs and effects of environmental compliance

         Maxxon has incurred no costs associated with environmental compliance and does not expect to be required to spend any sums on environmental compliance in the future.

12.  Number of total employees and number of full time employees

         We have no full time employees. We have five employees, including our sole officer and director, who provide services to us on a part-time basis. Our employees are each engaged in other business activities and devote such time as he or she feels is reasonably necessary to carry out our business. Our employees are employed by the same four other companies. Although these other companies are engaged in business activities that are different from our business, there may exist potential conflicts in the amount of time each person devotes to our business. Consequently, developing our business may require a greater period of time than if our employees were employed by us on a full time basis.

         On January 3, 2001, we entered into written employment agreements with Gifford Mabie, Dr. Thomas Coughlin, Rhonda Vincent and Vicki Pippin. For details about the employment agreements, see Item 7. Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts.

Item 2.  Description of Property

         Our executive office is located at 8908 South Yale Avenue, Suite 409, Tulsa, Oklahoma, 74137. We lease our 2,700 square feet office space from Oklahoma National Bank. Our office is shared with other companies owned in part by our sole officer and director and our employees. The lease expires March 31, 2002. Our portion of the present $3,600 monthly lease payment is $2,200 per month.

         We do not anticipate leasing or purchasing manufacturing facilities to produce the safety syringe. We plan to contract manufacturing of the syringe to a third party with facilities of their own.

Item 3.  Legal Proceedings.

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None


                                     Part II

Item 5.  Market Price of and Dividends on the Registrant's Common Equity

Market Information

         Our common stock is traded over the counter under the trading symbol "MXON". The high and low prices for our common stock during the calendar quarters ended were:

          Quarter ended                         High                  Low
          -------------                         ----                  ---
          December 31, 2000                    $0.38                 $0.13
          September 30, 2000                   $0.50                 $0.15
          June 30, 2000                        $0.63                 $0.24
          March 31, 2000                       $0.85                 $0.24
          December 31, 1999                    $0.69                 $0.24
          September 30, 1999                   $1.13                 $0.38
          June 30, 1999                        $1.34                 $0.75
          March 31, 1999                       $1.75                 $0.75

         Quotations on the National Quotation Bureau Pink Sheets reflect bid and
ask  quotations,   may  reflect  inter-dealer  prices,  without  retail  markup, mark-down or commission, and may not represent actual transactions

         (b)  Holders

         As of March 31, 2001, there were approximately 250 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. We estimate there are approximately 3,000 owners who hold their shares in brokerage accounts.

         (c)  Dividends

         We have not declared any dividends in the past, and we do not plan to declare dividends in the future.

Item 6. Plan of Operation

1.  Plan of Operation for the Next Twelve Months

         We plan to produce safety syringes for use in gathering data for our FDA 510(k) application. We expect to submit our application for FDA approval by the end of 2001.

         We are  presently  seeking  strategic  alliances  to  provide  us  with manufacturing, marketing and distribution capabilities. We have no such agreements at this time. There is no assurance that we will be successful in finding strategic partners.

(i)  Cash Requirements

Internal and External Sources of Liquidity
------------------------------------------
         To date our operations have been funded through sales of common stock, loans from shareholders and capital contribution. On December 31, 2000, we began a private offering of up to 4,000,000 Units, each Unit consisting of one share of our common stock at $0.25 per share and one warrant to purchase an additional share at $0.50 per share on or before December 31, 2005. As of March 31, 2001, 1,888,000 Units have been sold.

(ii) Product Development and Research Plan for the Next Twelve Months Our plan for the next twelve months is to use the proceeds from our
4,000,000 Unit offering as follows:

                                                  If 2,000,000    If 4,000,000
                                                Units are Sold  Units are Sold
                                                --------------- ---------------
     Syringe Development
       Aluminum Molds...........................      $200,000        $200,000
       Production - 100,000 unit................        20,000          20,000
                                                --------------- ---------------
                                                      $220,000        $220,000
                                                --------------- ---------------
     FDA Application
       Prototype Testing and Data Collection....       $50,000         $50,000
       FDA Application Costs....................        50,000          50,000
       Clinical Trials - Preliminary Testing ...             0          70,000
                                                --------------- ---------------
                                                      $100,000        $270,000
                                                --------------- ---------------
     Administrative
       Legal, Audit and Due Diligence...........       $45,000         $90,000
       Support Staff Salaries and Benefits......             0          50,000
       Working Capital..........................       $60,000         220,000
                                                --------------- ---------------
                                                      $105,000        $360,000
                                                --------------- ---------------

     Total Use of Net Proceeds..................      $425,000        $850,000
                                                --------------- ---------------

         We may have to obtain additional financing, depending upon actual costs related to our FDA application. There is no assurance that additional financing will be available to us on acceptable terms, if at all.

(iii)  Expected Purchase or Sale of Plant and Significant Equipment.

         None.

(iv)  Expected Significant Changes in the Number of Employees

         We do not expect a significant change in the number of employees in the near future. We plan to begin searching for a Chief Executive Officer once production of the safety syringe commences, which we expect to occur during 2001. We also plan to seek independent outside directors to serve on the Board of Directors.

Item 7.  Financial Statements

         See Part F/S

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)      Identify of Directors and Executive Officers

         Gifford M. Mabie, age 60, is Chairman, CEO and a Director of Maxxon and has served in such capacity since May 20, 1997. From 1982 to 1994, Mr. Mabie was Senior Vice President of CIS Technologies, Inc. (NASD: CISI), a leading healthcare information company that was purchased by National Data Corporation (NYSE: NDC) in 1996. Mr. Mabie was instrumental in raising over $40 Million in capital that funded acquisitions and new product development. As a result, that company's revenues grew from $105,000 in 1987 to over $40 Million in 1995. Prior to CIS, Mr. Mabie was with Honeywell Information Systems, Inc. and was Corporate Controller with W.B. Dunavant and Company, one of the world's largest cotton brokers. He holds degrees in accounting and economics from Memphis State University and served for eight years in the U.S. Navy.

         Other Directorships. Gifford Mabie is the sole officer and a director of Lexon, Inc., (OTCBB: LXXN), which is developing cancer screening test kits for colon cancer and certain types of ovarian and testicular cancers and for lung cancer and Centrex, Inc., a private company that is developing a prototype for almost instantaneous detection of E. coli and cryptosporidium. Mr. Mabie is also an officer and director of Nubar Enterprises, Inc., a private company that is developing a laminated carbon fiber reinforcing bar for concrete structures and Image Analysis, Inc., a private company that is developing a color magnetic resonance imaging software.

         (b)  Key Employees and Technical Consultants

         The following persons are key employees or technical consultants, but none of them is an officer or director:

         Thomas R. Coughlin, Jr., M.D., age 52, is Medical Advisor for the Company. For 25 years prior to joining Lexon in January, 1999, Dr. Coughlin was a cardiovascular surgeon. From 1992 to 1995, he was Medical Director of Cardiovascular Surgical Services at Alexandria Hospital in Alexandria Virginia and from 1991 to 1995, was Assistant Clinical Professor, Thoracic and Cardiovascular Surgery at George Washington University Medical Center in Washington, D.C. He has received numerous professional honors and has published 25 research papers. He is a graduate of the University of Rochester School of Medicine and Dentistry, Rochester, New York (M.D.) and of Seton Hall University (B.S.). He is also Medical Advisor for Maxxon, Inc. and Centrex, Inc. and is an officer and director of Image Analysis, Inc. and Nubar Enterprises, Inc.

         Rhonda R. Vincent, age 37, is Financial Reporting Manager for Maxxon. From incorporation until July 16, 1999, when she resigned as an officer and director of the Company, Ms. Vincent was Vice President, Secretary and
Treasurer. From 1994 to 1997, Ms. Vincent was Vice President, Secretary, Treasurer and Director of Corporate Vision, Inc., a multimedia software development company. For five years prior thereto, Ms. Vincent held various accounting and investor relations positions with CIS Technologies, Inc., a leading healthcare information processing company that was purchased by National Data Corporation in 1996. She began her career as an audit associate with the public accounting firm of Coopers & Lybrand. Ms. Vincent is a Certified Public Accountant and holds a Bachelor of Science degree in accounting from Oral Roberts University. She is also Financial Reporting Manager for Maxxon, Inc. and Centrex, Inc., and is an officer and director of Image Analysis, Inc. and Nubar Enterprises, Inc.

         Vicki Pippin, age 41, is Administrative Manager for Maxxon. She is also Administrative Manager for Lexon, Centrex, Image Analysis and Nubar. She has had more than 20 years of executive administration experience for various public companies in the aerospace and healthcare software industries, including McDonnell Douglas, Burtek Industries and CIS Technologies, Inc.

         Wayland J. Rippstein, Jr., age 67, is a technical consultant to Maxxon. He retired in 1983 from NASA as the Head of the Toxicology Laboratory where he worked extensively with syringes, vacuums and other issues on the leading edge of technology for more than 20 years. Since his retirement, Mr. Rippstein has been a consultant to various businesses. He has testified extensively as an expert witness in litigation involving the toxicological chemical effects of fires, explosions and other catastrophic events. Mr. Rippstein also owned and operated a chemical manufacturing firm for more than 7 years, selling primarily agricultural chemicals. He holds a patent for an agricultural chemistry product. He is a graduate from the University of Texas with a Bachelors and Masters Degree in Chemistry.

(c)  Family Relationships

         None.

(d)  Involvement in Legal Proceedings of Officers, Directors, and Control
Persons

         None.

Item 10.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

                                                                       Securities
                                            Other                      Under-
Name and                                    Annual        Restricted   lying                     All Other
Principal                                   Compen-       Stock        Options/       LTIP       Compen-
Position          Year     Salary   Bonus   sation ($)    Award ($)    SARs(#)       Payouts     sation
--------          ----     ------   -----   ----------    ---------    -------       -------     ------

Gifford Mabie     2000     $0       $0      $0             $0          $0            $0          $0
CEO               1999     $0       $0      $0             $0          $0            $0          $0


                               Aggregated Option/
         SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                           Number of
                                           Securities
                                           Underlying          Value of
                                           Unexercised         Unexercised
                                           Options/SARs at     Options/SARs at
                  Shares                   FY-End (#)          FY-End ($)
                  Acquired      Value      Exercisable/        Exercisable/
Name              on Exercise   Realized   Unexercisable       Unexercisable
----              -----------   --------   -------------       -------------
Gifford Mabie     None          None       300,000             None (1)

(1) The closing price of our common stock at December 31, 2000 was $0.15 per share, which was less than the $0.50 per share exercise price of Mr. Mabie's options.

         From inception through December 31, 2000, our sole officer and director worked without being compensated in cash. For those years ended December 31, 2000 and 1999, we estimated the fair value of his services to be $100,000 and $60,000, respectively, and recorded these values as an expense and an increase to contributed capital. On January 3, 2001, we entered into a written employment agreement with Mr. Mabie. The employment agreement states that we will accrue a salary payable to Mr. Mabie of $100,000 per year.

         During 1998, Mr. Mabie was granted an option to purchase 300,000 shares of common stock at $0.50 per share. The exercise price was equal to the closing price of the Company's common stock on the date of grant. The options expire ten years from the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following shareholders are known to us to own more than 5% of our 18,818,110 shares of common stock issued and outstanding as of March 31, 2001. We have also included the number of shares owned by our sole officer and director and by our employees and advisors. Except where indicated, ownership consists of sole voting and investment power:


                                                                            Beneficial         Percentage of
                                                     Relationship to         Ownership          Outstanding
      Name and Address                                   Company          Common Stock(1)     Common Stock 2)
      ------------------------------------------- ---------------------- ------------------ --------------------
      Gifford M. Mabie                              Sole Officer and       1,157,000 (4)           6.05%
                                                        Director
      Rhonda R. Vincent                                 Employee           1,487,400 (5)           7.78%
      Thomas R. Coughlin                                Employee           1,050,000 (6)           5.52%
      Vicki L. Pippin                                   Employee           1,050,000 (6)           5.52%
      Wayland Rippstein                                Consultant            320,000 (3)           3.29%
                                                                           -------------          -------
      Sole Officer and Director, Employees and
      Consultants as a Group (5 persons).................................  5,684,400              27.79%

[FN]
(1) Includes shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 15, 2001.

(2) For each shareholder listed above, his or her percentage of outstanding common stock was based on 18,818,110 shares issued and outstanding as of March 31, 2001, plus the shares which each shareholder has the right to acquire within 60 days of March 31, 2001.

(3) Consists of Mr. Rippstein's exercisable options to purchase 320,000 shares of common stock at $0.50 per share as of March 31, 2001. The exercisable options are part of the options granted pursuant to the License Agreement dated November 18, 1999.. The options granted can be exercised only if the performance criteria described in Item 7. Patents, Licenses, etc. are met.

(4) Includes options to purchase 300,000 shares of common stock exercisable at $0.50 per share. These options expire January 20, 2008.

(5)  Includes  98,000  shares  of  common  stock  owned  by  Investor  Relations
     Corporation, of which Ms. Vincent is the sole officer, director and shareholder, and includes her options to purchase 300,000 shares of common stock exercisable at $0.50 per share. These options expire January 20, 2008.

(6) Includes options to purchase 200,000 shares of common stock exercisable at $0.50 per share. These options expire January 20, 2008.

Common Stock Options and Warrants Outstanding
---------------------------------------------

         The following table shows the total common stock options and warrants at March 31, 2001:

                                            Number of       Number of
                                             Options         Options
                                             Granted/      Exercisable/
                                             Warrants        Warrants       Exercise        Date of       Expiration
Name                                        available         Issued          Price       Grant/Issue        Date
----------------------------------------- --------------- --------------- ------------ ---------------- -------------
Wayland Rippstein and Associates(1)            1,600,000         640,000        $0.50     11/18/99        10/31/09

Gifford Mabie(2)                                 300,000         300,000        $0.50     02/01/98        01/31/08

Rhonda Vincent(2)                                300,000         300,000        $0.50     02/01/98        01/31/08

Thomas Coughlin(2)                               200,000         200,000        $0.50     02/01/98        01/31/08

Vicki Pippin(2)                                  200,000         200,000        $0.50     02/01/98        01/31/08

Warrants(3)                                      724,000         724,000        $1.00     07/15/00        06/30/05

Warrants(4)                                    4,000,000       1,888,000        $0.50     12/31/00        12/31/05

Genesis Design (5)                               150,000               0        $0.25     02/21/01        12/31/02
                                          --------------- ---------------

Total Options and Warrants                     7,474,000       4,252,000
                                          --------------- ---------------

[FN]

(1) On November 18, 1999, the Company entered into a License Agreement with Wayland Rippstein and his associates pursuant to which an option to purchase up to 1,600,000 shares of our common stock was granted, subject to certain performance criteria which are described in "Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts." As of March 31, 2001, options to purchase 640,000 shares were exercisable.

(2)  Granted pursuant to the 1998 Incentive Stock Option Plan.

(3) On July 15, 2000, the Company commenced a private offering of up to 1,000,000 Units, each Unit consisting of one share of our common stock at $0.25 per share and one warrant to purchase an additional share at $1.00 per share on or before June 30, 2005. The Company sold 724,000 Units. On September 30, 2000, this Offering ended.

(4) On December 31, 2000, the Company commenced a private offering of up to 4,000,000 Units, each Unit consisting of one share of our common stock at $0.25 per share and one warrant to purchase an additional share at $0.50 per share on or before December 31, 2005. As of March 31, 2001, 1,888,000 Units have been sold.

(5) On February 21, 2001, the Company entered into a consulting agreement with Marty Smith and Stuart Daley of Genesis Design Group, pursuant to which they were granted an option to purchase up to 150,000 shares of our common stock at $0.25 per share, subject to performance criteria discussed in "Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts."

Item 12.  Certain Relationships and Related Transactions

         During the past two years, from April 1, 1999 to March 31, 2001, there were the following related party transactions in excess of $60,000:

         On January 3, 2001, Gifford Mabie, Thomas Coughlin, Rhonda Vincent and Vicki Pippin each purchased 850,000 shares of common stock at $0.15 per share, which was the closing price of our common stock on the date of the transaction. Each person gave the Company an unsecured promissory note in the amount of $127,500. The notes are due February 23, 2008 and accrue interest at a rate of 8% per year.

Item 13.  Exhibits and Reports on Form 8-K

         None

                                    PART F/S


                                    Part III

Index to and Description of Exhibits

Ex.
No.      Description of Exhibit
----     ----------------------------------------------------------------------
10.11 Development Agreement between Genesis Design Group and Maxxon dated April 28, 2000
10.12 Broker-Dealer Selling Agreement between RichMark Capital Corporation and Maxxon dated December 18, 2000
10.13    Employment Agreement between Gifford M. Mabie and Maxxon dated
         January 3, 2001
10.14 Employment Agreement between Dr. Thomas Coughlin and Maxxon dated January 3, 2001
10.15    Employment Agreement between Rhonda Vincent and Maxxon dated
         January 3, 2001
10.16    Employment Agreement between Vicki Pippin and Maxxon dated
         January 3, 2001
10.17 Development Agreement between between Stuart Daley and Marty Smith of Genesis Design Group and Maxxon dated February 21, 2001
10.18 Consulting Agreement between Stuart Daley and Marty Smith of Genesis Design Group and Maxxon dated February 22, 2001

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MAXXON, INC.


                            /s/ GIFFORD M. MABIE
                            --------------------------------------------------
                            By:  Gifford M. Mabie, Sole Officer and Director

April 16, 2001

                                    Part F/S


                 INDEX TO FINANCIAL STATEMENTS AND RELATED NOTES


AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report............................................... F-1

Balance Sheet at December 31, 2000......................................... F-2

Statement of Operations from inception (December 16, 1997)................. F-3 through December 31, 2000

Statement of Cash Flows from inception (December 16, 1997)................. F-4 through December 31, 2000

Statement of Stockholders' Equity from inception (December 16, 1997)
through December 31, 2000.................................................. F-5

Notes to Financial Statements from inception (December 16, 1997)
through December 31, 2000.................................................. F-6

                          Independent Auditor's Report


To the Shareholders of
Maxxon, Inc.
Tulsa, Oklahoma

         We have audited the accompanying balance sheet of Maxxon, Inc. (a development stage company) for the years ended December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from December 16, 1996 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxon, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from December 16, 1996 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.


/s/ SUTTON ROBINSON FREEMAN & CO.

Sutton  Robinson Freeman & Co., P. C.
Certified Public Accountants

April 2, 2001

                                  Maxxon, Inc.
                           A Development Stage Company

                                  Balance Sheet
                                December 31, 2000




                                                              December  31,
               ASSETS                                                  2000
                                                              -------------
Current assets
Cash                                                                $ 1,529
Notes receivable- related parties (Note 3)                           61,087
Prepaid consulting expenses                                           2,255
                                                              -------------
   Total current assets                                              64,871
                                                              -------------
Property and Equipment, net of depreciation (Note 9)                 14,218
                                                              -------------
Other assets
Patent Development                                                   10,000
Less amortization (Note 5)                                              838
                                                              -------------
      Total Patent Development                                        9,162
                                                              -------------
TOTAL ASSETS                                                       $ 88,251
                                                              =============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                           $ 34,222
Accrued Interest Payable                                                332
                                                              -------------
   Total current liabilities                                         34,554
                                                              -------------
Long-term debt
Note payable - related parties (Notes 6 and 15)                       6,369
                                                              -------------
   Total long-term liabilities                                        6,369
                                                              -------------
Total liabilities                                                    40,923
                                                              -------------
Shareholders' equity
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;  no shares issued and
   no shares issued and outstanding at
December 31, 2000 and 1999, respectively                                  -
Common stock, $0.001 par value,
   25,000,000 shares authorized;
   13,180,125 shares and 12,317,349 shares issued and
   shares issued and outstanding at
December 31, 2000 and 1999, respectively                             13,180
Paid in capital                                                   5,776,320
Deficit accumulated during the development stage                 (5,742,172)
                                                              -------------
   Total shareholders' equity                                        47,328
                                                              -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 88,251
                                                              =============


The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                           A Development Stage Company

                            Statements of Operations
          From Inception (December 16, 1996) Through December 31, 2000
               and For The Years Ended December 31, 2000 and 1999



                                                  From inception
                                                   (December 16,
                                                   1996) through
                                               December 31, 2000     December 31, 2000     December 31, 1999
                                               -----------------     -----------------     -----------------
Revenue                                                      $ -                   $ -                   $ -

Expenses
Research and development                                 361,346                61,749                18,244
General and administrative                             5,332,226             1,258,448               985,197
                                               -----------------     -----------------     -----------------
   Total operating expenses                            5,693,572             1,320,194             1,003,441
                                               -----------------     -----------------     -----------------
Operating loss                                        (5,693,572)           (1,320,194)           (1,003,441)

Interest income                                           15,554                     -                     -

Interest expense                                          29,578                18,892                     -

Depreciation and amortization                             34,610                 8,773                11,114
                                               -----------------     -----------------     -----------------
Net loss from operations                            $ (5,742,206)         $ (1,347,859)         $ (1,014,555)
                                               -----------------     -----------------     -----------------
Weighted average shares outstanding (Note 10)         12,105,193            12,660,494            12,280,759

Net loss per share (Note 1)                              $ (0.47)              $ (0.11)              $ (0.08)





The accompanying notes are an integral part of the financial statements



                                  Maxxon, Inc.
                           A Development Stage Company

                            Statements of Cash Flows
          From Inception (December 16, 1996) Through December 31, 2000
               and For The Years Ended December 31, 2000 and 1999



                                                                From inception
                                                                 (December 16,
                                                                 1996) through           Year Ended           Year Ended
                                                             December 31, 2000    December 31, 2000    December 31, 1999
                                                             -----------------    -----------------    -----------------

Operating activities
Net loss                                                          $ (5,742,206)        $ (1,347,859)       $ (1,014,555)
Plus non-cash charges to earnings:
Depreciation and amortization                                           25,870                7,532               3,615
Common stock issued for services                                       856,657                    -             166,742
Expenses paid by third parties                                          49,634                    -                   -
Contribution of services by officer and employees                      799,154              405,000             280,000
Services by officer and employees
  paid for with non-cash consideration                                  87,500                    -                   -
Consulting services paid for with non-cash consideration               287,877                    -                   -
Write-off of organizational costs                                        3,195                3,195                   -
Write-off of zero value investments                                    785,418              640,418             145,000
Compensation costs for stock options and warrants
granted to non-employees                                             1,187,915              -                    89,728
Change in working capital accounts:
   (Increase) decrease in other receivables                            (41,200)             (29,200)                  -
   (Increase) decrease in prepaid expenses                              (2,255)              23,450              (5,000)
   (Increase) decrease in receivables from related parties            (196,464)                                 (40,592)
   (Increase) decrease in interest receivable                                -                    -                   -
   Increase (decrease) in accounts payable
     and accrued liabilities                                            87,464               17,520              26,621
                                                             -----------------    -----------------    -----------------
      Total operating activities                    `               (1,991,441)            (279,944)           (348,441)
                                                             -----------------    -----------------    -----------------
Investing activities
Purchase of equipment                                                  (34,719)                   -              (5,771)
Investment in syringe patent development                               (10,000)                   -             (10,000)
Investment in Ives Health Company                                     (251,997)                   -                   -
Investment in The Health Club                                          (10,000)                   -                   -
                                                             -----------------    -----------------    -----------------
      Total investing activities                                      (306,716)                   -             (15,771)
                                                             -----------------    -----------------    -----------------
Financing activities
Loans from shareholders                                                 13,907               19,369             (25,366)
Repayment of loans from shareholders                                    (5,000)              (5,000)
Sale of common stock for cash:
   To third-party investors (prior to merger)                          574,477                    -                   -
   To third-party investors                                            968,145              181,000             342,425
   From exercise of stock options by third-parties                     509,900                    -             150,000
   Less:  Issue Costs                                                  (16,743)                   -             (16,743)
Convertible debentures issued for cash                                 355,000                    -                   -
Payment of exclusive license note payable                             (100,000)                   -                   -
                                                             -----------------    -----------------    -----------------
      Total financing activities                                     2,299,686              195,369             450,316
                                                             -----------------    -----------------    -----------------
Change in cash                                                           1,529              (84,575)             86,104

Cash at beginning of period                                                  -               86,104                   -
                                                             -----------------    -----------------    -----------------
Cash at end of period                                                  $ 1,529              $ 1,529            $ 86,104
                                                             =================    =================    =================
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                   27,903               17,216                   -

Non-cash financing and investing activities:
Common stock issued to founders                                          7,000                    -                   -
Common stock issued in connection with merger
with Cerro Mining Corporation                                              300                    -                   -
Common stock issued in Ives merger                                     346,262                    -                   -
Common stock subscriptions                                              69,800                    -                   -
Common stock issued in exchange for promissory note                    129,000                    -                   -
Common stock issued for convertible debentures                         190,660                    -                   -
Common stock issued to pay Ives debt                                    27,000                    -                   -

The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                           A Development Stage Company

                       Statements of Stockholders' Equity
          From inception (December 16, 1996) through December 31, 2000 and for the years ended December 31, 2000 and 1999

                                                                                                Accumulated
                                                                      Common Stock               during the
                                                 Note       Price     -------------    Paid-In  Development  Subscription
                                            Reference   per Share     Shares Amount    Capital        Stage    Receivable     Total
                                            ---------   ---------     ------ ------    -------  -----------  ------------ ----------

Balance at Inception (December 16, 1996)                      -           -      -          -        -                            -

Cerro Mining/Maxxon-OK Merger:
   Cerro Mining                                           $0.001     531,000    531       (231)                                 300
   Maxxon-OK:
       Shares issued to founders                 9        $0.001   7,000,000  7,000                                           7,000
       Shares sold for cash to third-party       9    0.90-$1.00     578,000    578    573,899                              574,477
Ives Transactions:
     Investment in Ives Health Company           4         $1.57     311,240    311    310,951                              311,261
     Investment in The Health Club               4          1.57      35,000     35     34,965                               35,000
     Conversion of Ives Debt                     4          1.46      18,513     19     26,981                               27,000
Issuance of Common Stock for:
     Cash from third-party investors            12         $1.62     218,569    219    353,501                              353,720
     Cash from related party                 12,15
     Promissory Notes                         3,12         $2.00      64,500     65    128,935                              129,000
     Subscriptions Receivable                12,15    1.22-$1.49      52,757     53     69,747                (69,800)            -
     Services Rendered                          12    1.38-$3.42      90,499     90    173,337                              173,427
     Debentures Converted                       14         $0.73     102,673    103     74,897                               75,000
Net Income (Loss) at December 31, 1997                                                            (795,375)                (795,375)
                                            ---------   --------- ---------- ------  ---------  -----------   ----------- ----------
Balance at December 31, 1997                                       9,002,751  9,003  1,746,982    (795,375)   (69,800)      890,809

Issuance of Common Stock for:
     Conversion of Ives Debt                     4    1.22-$1.28      44,827     45     54,955                               55,000
     Cash from third-party investor             12          1.82      50,000     50     90,950                               91,000
     Options exercised by
        third-parties for cash               12,13    0.50-$0.75     545,867    546    359,354                              359,900
     Options exercised by third-parties
         for services                        12,13         $0.75      24,133     24     18,076                               18,100
     Services Rendered by third-parties         12    0.46-$1.43     988,007    988    573,560                              574,549
     Debentures Converted by third parties      14         $0.50     548,574    549    274,451                              275,000
     Settlement with related party              15                   350,000    350                                             350
Certificates canceled:                          12                   (91,572)   (92)   (40,173)                             (40,265)
Value of Services Contributed by Officer
      and Employees                              1                                     114,154                              114,154
Compensation Cost for Stock Options Granted
      to Non-Employees                          13                                     918,187                              918,187
Cancellation of Subscriptions Receivable
      from related party                     12,15                                                             69,800        69,800
Net Income (Loss) at December 31, 1998                                                            (2,584,383)            (2,584,383)
                                            ---------   --------- ---------- ------  ---------  -----------   ----------- ----------
Balance at December 31, 1998                                      11,462,587 11,463  4,110,497    (3,379,758)        0       742,202

Issuance of Common Stock for:
     Cash from third-party investor             12    $0.70-$1.19    390,693    390    342,034                              342,424
Less: Issue Costs                                                                       (16,743)                            (16,743)
     Options exercised by
        third-parties for cash               12,13          $0.50    300,000    300    149,700                              150,000
     Services Rendered by third-parties         12    $1.00-$1.19    164,069    164    166,579                              166,743
Value of Services Contributed by Officer
      and Employees                              1                                     280,000                              280,000
Compensation Cost for Stock
 Options Granted to Non-Employees               13                                      89,728                               89,728
Net Income (Loss) at December 31, 1999                                                            (1,014,555)            (1,014,555)
                                            ---------   --------- ---------- ------  ---------  -----------   ----------- ----------
Balance at December 31, 1999                                      12,317,349 12,317  5,121,795    (4,394,313)        0       739,799

Issuance of Common Stock for:
     Cash from third-party investor             12    $0.25-$0.50    862,776    863    249,525                              250,388
Less: Issue Costs                                                                                                                 0
     Options exercised by
       third-parties for cash                                                                                                     0
     Services Rendered by third-parties                                                                                           0
Value of Services Contributed by Officer
      and Employees                              1                                     405,000                              405,000
Net Income (Loss) at December 31, 1999                                                            (1,347,859)            (1,347,859)
                                            ---------   --------- ---------- ------  ---------  -----------   ----------- ----------
Balance at December 31, 2000                                      13,180,125 13,180  5,776,320    (5,742,172)        0        47,328
                                            =========   ========= ========== ======  =========  ===========   =========== ==========

The accompanying notes are an integral part of the financial statements.

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                           December 31, 2000 and 1999


Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
Maxxon, Inc. ("Maxxon" or "the Company") owns the exclusive license to develop, manufacture and market a patented disposable safety syringe that retracts the needle into the barrel of the syringe after an injection has been given. The patent was published by the U.S. Patent and Trademark Office on February 27, 2001. The safety syringe requires FDA approval before it can be sold in the United States. The Company has not yet submitted its application for FDA approval.

The Company was incorporated in the state of Nevada on August 16, 1996 as Cerro Mining Corporation ("Cerro"). On May 31, 1997, Cerro issued 7,578,000 shares of its common stock for all of the issued and outstanding common stock of a Maxxon, Inc., a privately-held Oklahoma corporation ("Maxxon-OK"). Maxxon-OK ceased to exist as a result of the transaction and Cerro changed its name to Maxxon, Inc.

Development Stage Company
Since its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital and to research and development of a safety syringe.

Cash and Cash Equivalents
The Company considers highly liquid investments (those readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

Compensation of Officers and Employees
At times since inceptions, the Company's officers and other employees have served without pay or other non-equity compensation. The Company recognizes, for financial reporting purposes, the estimated fair value of these services as an expense and contribution to capital. For the years ended December 31, 2000 and 1999, the value of these services was estimated to be $405,000 and $280,000, respectively.

Stock-based Compensation
The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock-based compensation arrangements for non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

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

Segment Information
Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The
Company  identifies  its  operating  segments  based  on  business   activities,
management responsibility and geographical location. During the years ended December 31, 2000 and 1999, the Company operated in a single business segment engaged in developing and marketing selected healthcare products.

Earnings (Loss) per Share
The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2000 and 1999 weighted average shares of 12,660,494 and 12,280,759 used respectively in the calculations of loss per share.

Use of Estimates
The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Fiscal Year End
The Company's fiscal year ends on December 31.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

Intangible Assets
Intangible assets are stated at cost. The intangible asset of $10,000 at December 31, 2000 is for patent costs related to the Rippstein syringe. Amortization of these patent costs is for a period of 17 years, which is the life of a U.S. Patent.

New Accounting Standards
The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company had no comprehensive income items during 2000 and 1999. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of December 31, 2000 the Company did not engage in hedging activities or transactions involving derivatives.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occured after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial positions or results of operations.

Note 2 - Exclusive License

On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe that retracts the needle into the barrel of the syringe after use. In connection with the Rippstein License, the Company paid $10,000 for patent costs and agreed to pay $200,000 if all of the following events happen on or before September 30, 2001; (1) a U.S. patent is issued, (2) a fully functional and working prototype of the syringe is completed, and (3) FDA approval to sell the syringe in the U.S is obtained. However, if FDA approval is not received by September 30, 2001, but the Company has begun selling syringes in places that do not require FDA approval, then the Company will pay the $200,000 out of the first net profits from the sale of those syringes.

The Rippstein License also provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary after both a working prototype syringe is developed and a U.S. patent is issued. Such royalties continue for the life of the last to expire patent. Maxxon also granted Mr. Rippstein and his two associates options to purchase a total of 1,600,000 shares of common stock of Maxxon at $0.50 per share, which was the closing price of Maxxon's common stock on the day the Rippstein License was signed. The options expire October 31, 2009 and are subject to certain vesting conditions. Details regarding the accounting treatment of the options granted and details regarding the vesting conditions are described in Note 7, "Stock Options."

Note 3 - Investment in Ives Health Company and The Health Club

Ives Health Company
On August 18, 1997, the Company completed a share exchange transaction with Ives Health Company, Inc. ("Old Ives"), an Oklahoma corporation that markets a line of homeopathic and natural remedies to retail pharmacies throughout the United States. Maxxon issued 586,600 shares of its common stock in exchange for all of the outstanding shares of Old Ives. The shareholders of Old Ives consisted of Keith Ives and 32 individual investors. Keith Ives received 320,360 shares and the 32 individual investors received a total of 266,240 shares. Old Ives became a wholly-owned subsidiaries of Maxxon as a result of the transaction. The Company valued the 586,600 shares issued at $920,962, or $1.57 per share, which was determined by Maxxon's Board of Directors to be the fair value of the restricted stock issued in the transaction. The closing price of Maxxon's common stock on the date of the transaction was $2.50 per share and the Board determined that a 35% discount was appropriate for the restricted stock issued. After trying unsuccessfully to raise the capital needed to complete the business plan of Old Ives, Maxxon and Old Ives entered into a Rescission Agreement, whereby Maxxon organized a new Oklahoma corporation named Ives Health Company, Inc. ("Ives") and transferred Old Ives into Ives. Maxxon received 1,700,000 shares of Ives common stock, which at that time represented about 19.5% of Ives' outstanding common stock and Keith Ives received 7,000,000 shares (or 80.5%) of Ives common stock. Keith Ives resigned as a director, officer, employee, agent and representative of Maxxon and gave back to Maxxon 275,360 shares common stock that he received in the August 1997 share exchange.

Ives began reporting under the Securities Act of 1934 on November 22, 1999 and its common stock began trading on the OTC Bulletin Board under the symbol IVEH on May 25, 2000. On June 2, 2000, Maxxon contacted Ives' transfer agent to remove the restrictive legend on the 1,000,000 shares of Ives common stock still owned by Maxxon (the other 700,000 shares were transferred in early 2000 to Maxxon's employees as payment for their services). Maxxon believed that it had satisfied Rule 144 requirements when it first contacted Ives' transfer agent. On July 6, 2000, Maxxon filed suit against Ives and its transfer agent to remove the restrictive legend and to recover damages caused by the delay in removing the restrictions. Ives countersued Maxxon alleging failure of consideration and fraudulent inducement. On October 31, 2000, Maxxon and Ives agreed to end the litigation. As part of the settlement, a total of 500,000 of the original
1,700,000 shares of Ives common stock issued to Maxxon was returned to Ives (294,118 shares were returned by Maxxon and 205,882 shares were returned by Maxxon's employees). Ives agreed to drop its countersuit and to remove the restrictive legend on the Ives shares. To pay Maxxon's expenses related to the Ives litigation, Maxxon transferred 141,176 of its remaining Ives shares to Maxxon's legal counsel. Upon Settlement and at December 31, 2000, Maxxon owned 564,706 shares of Ives common stock.

From June 2, 2000 to December 31, 2000, the price of Ives' common stock declined from $0.937 per share to $0.11 per share. Subsequent to December 31, 2000, the Company sold 397.500 shares of its Ives common stock at an average price of $0.43 per share and received $169,030.46 in cash. On March 5, 2001, the SEC suspended trading in Ives common stock on the OTC Bulletin Board until further notice. As of March 30, 2001, Maxxon owned 167, 205 shares of Ives common stock. Even though Ives common stock began trading on the Pink Sheets on March 19, 2001, there is no assurance that there will ever be sufficient trading volume for Maxxon to sell its remaining stock position. In addition, there is no assurance that the price at which Maxxon sells its remaining stock position will equal or exceed the $0.43 average per share price Maxxon received for the 397,500 shares it sold to date. Based on the uncertainty surrounding the future value of Ives common stock, the Company determined that its ownership of Ives common stock had no value at December 31, 2000.

The Health Club, Inc.
On August 18, 1997, in connection with the Ives Health Company transaction described above, the Company issued 35,000 shares of its common stock for all of the issued and outstanding common stock of The Health Club, Inc. ("THC"), an Oklahoma corporation organized for the planned multi-level marketing operations of Old Ives. The sole officer, director and shareholder was Keith Ives. As a result of the transaction, THC became a wholly-owned subsidiary of Maxxon. Maxxon valued the stock portion of the transaction at $54,950, or $1.57 per share, which was determined by Maxxon's Board of Directors to be the fair value of the restricted stock issued in the transaction. The closing price of Maxxon's common stock on the date of the transaction was $2.50 per share and the Board determined that a 35% discount was appropriate for the restricted stock issued. Maxxon also paid Keith Ives $10,000 in connection with the transaction. On December 31, 1997, Maxxon and IHC entered into a Rescission Agreement. The Board determined that the value of THC was $45,000, which represented the $10,000 in cash paid and 35,000 shares issued at $1.00 per share, the closing price of Maxxon's common stock on the date of the Rescission. For two years following the Rescission Agreement, Keith Ives had the right to unwind Maxxon's acquisition of THC by paying Maxxon $10,000 and by returning to Maxxon the 35,000 shares of Maxxon common stock issued to Keith Ives in connection with Maxxon's acquisition of THC. At December 31, 1999, Keith Ives did not exercise his right. For the year ended December 31, 1999, the value of Maxxon's investment in THC was reduced to $0, after the Board determined THC had no future value to Maxxon.

Note 4 - Income Taxes

The deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                  2000                 1999
                                         --------------        -------------

 Net operating loss carry-forward      $     1,723,000       $    1,320,000
 Less:  Valuation allowance                  1,723,000            1,320,000
          Net Deferred Tax Benefit     $           - -       $          - -

As of December 31, 2000, the Company had a net operating loss carry-forward of approximately $5,740,218. Approximately $800,000 will expire in 2012, and the remaining $4,940,218 will expire beginning in 2013. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

Note 5 - Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement
In connection with the Rippstein License, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary of the date when both a working prototype syringe is developed and a U.S. patent is issued.

Contingent Payment Obligation Under Exclusive License Agreement
In connection with the Rippstein License, the Company agreed to pay $200,000 if all of the following events happen on or before September 30, 2001; (1) a U.S. patent is issued, (2) a fully functional and working prototype of the syringe is completed, and (3) FDA approval to sell the syringe in the U.S is obtained. However, if FDA approval is not received by September 30, 2001, but the Company has begun selling syringes in places that do not require FDA approval, then the Company will pay the $200,000 out of the first net profits from the sale of those syringes. If the three events described above and the sale of syringes in places that do not require FDA approval have not all occurred by September 30, 2001, then Maxxon will not be obligated to pay the $200,000 contingent payment.

Future Payment Obligations Under Technical Consulting Agreement
On November 18, 1999, Maxxon entered into a Technical Consulting Agreement with Mr. Rippstein whereby Maxxon engaged him on a non-exclusive basis to provide technical assistance and consulting services to achieve startup of production of the new Maxxon Safety Syringe. Maxxon paid Mr. Rippstein $12,500 upon execution of the Agreement and agreed to pay him an additional $37,500 upon the occurrence of various milestones in the development of the syringe as follows: (1) $12,500 upon the manufacture of the first fully operational working syringe prototype and (2) $25,000 upon production of syringes from the steel molds. On March 1, 2001, subsequent to year end, Maxxon paid Mr. Rippstein $12,500 because the first operational working syringe prototype had been produced.

Patents
On February 27, 2001, subsequent to year end, the U.S. patent covering the safety syringe designed by Mr. Rippstein was published. On January 13, 2001, an application was filed for international patent protection, pursuant to the Patent Cooperation Treaty. There is no assurance that any international patents will issue. There is no assurance that the patent does not infringe on the rights of others.

Leases
Maxxon leases approximately 3,000 of commercial office space from Oklahoma National Bank under the terms of a five-year lease which expires March 31 2002. The remaining minimum annual lease payments under the lease are scheduled as follows:

             For the Periods Ended
                    December 31             Amount
                        2001               $45,587
                        2002               $11,462

The office space is shared with other companies owned in party by Maxxon's sole officer and director. The value of the minimum lease payments is allocated among the companies based on an estimate of usage and is recorded as a receivable to Maxxon on a quarterly basis. At December 31, 2000 and 1999, Maxxon was owed $0 and $31,200, respectively, for rent.

For the years ended December 31, 2000 and 1999, Maxxon paid $45,073.64 and $41,568.02, respectively, pursuant to the lease. During 2000, Maxxon was reimbursed $50,400 from the other companies for monthly rent for the years ended December 31, 1998, 1999 and 2000.

Broker-Dealer Selling Agreement.
On December 18, 2000, we signed a Broker-Dealer Selling Agreement on with RichMark Capital Corporation, a registered broker-dealer. The Agreement provides that RichMark receive a commission of ten percent (10%) of the sales price of shares sold, a three percent (3%) non-accounted expense allocation and a two percent (2%) due diligent fee. On December 31, 2000, we began an Offering Regulation D, Rule 506 offering to sell up to 4,000,000 Units at a price of $0.25 per Unit. Each Unit consists of one share of Common Stock and one Common Stock purchase warrant that expires on December 31, 2005.

Employment Agreements.
On January 3, 2001, we entered into written employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. The material terms of their respective employment agreements are the same, except that Mr. Mabie's employment agreement states he will not compete with us for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable.

The term of each employment agreement is for one year, ending January 3, 2002 with an automatic and continuous renewal for consecutive two year periods. Each agreement can be ended either by us or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary will be accrued by the Company and paid in whole or in part as cash is available. If an employee resigns or is terminated for any reason, his or her accrued and unpaid salary plus severance pay ranging from three (3) months to twenty-four (24) months, depending on the circumstances of his or her departure, will be due and payable within 30 days of his or her resignation or termination. Under each employment agreement, we provide certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation and sick leave. We will reimburse each employee for any reasonable and necessary business expenses, including travel and entertainment expenses that are necessary to carry out his or her duties. Each employee has the right to participate in other businesses as long as those businesses do not compete with us and so long as the employee devotes the necessary working time, as determined in his or her sole discretion, to our business activities. We will indemnify each employee for all legal expenses and liabilities incurred with any proceeding involving the employee by reason of his or her being an officer, director, employee or agent of the Company. We will pay reasonable attorney fees and expenses as incurred in the event that, in the employee's sole judgment, he or she needs to retain counsel or otherwise expend personal funds for his or her defense. If there is a change in control, each employee has the right to resign. A change in control is defined as a change in the majority of Directors within any twelve month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding common stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or if any other person or group acquires more than 50 percent of the voting capital.


Note 6 - Common Stock and Paid-In Capital

Common Stock Transactions for the year ended December 31, 2000

During 2000, the Company sold 724,000 shares of its common stock to five existing investors at a price of $0.25 per share for $181,000 in cash. Each of the 724,000 shares sold held a warrant to purchase an additional share of stock at an exercise price of $1.00 for each share purchased. The warrants expire on June 30, 2005.

On July 1, 2000, the Company issued 138,776 shares of its common stock at $0.50 per share, which was the closing price of the Company's common stock on the date of issue, to Gifford Mabie and Vicki Pippin as repayment for $69,388 in loans they had made to the Company.

Common Stock Transactions for the year ended December 31, 1999
During 1999, the Company sold 390,693 shares of its common stock to individual investors for $342,425 in cash, issued 14,069 shares of its common stock to a non-affiliate as a consulting fee in connection with the sale of common stock,

During February, 1999, Vicki Pippin, Thomas Coughlin and Fred Slicker each exercised options to purchase 100,000 shares of common stock at $0.50 per share, which were granted to them in January, 1998. A total of 300,000 shares were issued and the Company received $150,000 in cash.

On January 20, 1999, the Company issued 150,000 shares of its common stock to Morgan-Phillips, Inc., an investor relations firm, at $1.00 per share, as payment for services valued at $150,000. The closing price of the Company's common stock on the date of the transaction was $0.937 per share.

On November 18, 1999, in connection with the Rippstein License, the Board granted to Mr. Rippstein and associates options to purchase a total of 1,600,000 shares of Maxxon's common stock at an exercise price of $0.50 per share, which was the closing price of Maxxon's common stock on the date of the Rippstein License. The options expire October 31, 2009 and become exercisable in stages upon the occurrence of certain events. Details regarding the events and the compensation cost recorded are discussed in Note 7. "Stock Options."

Common Stock Transactions for the year ended December 31, 1998
During 1998, the Company sold 50,000 shares of common stock to a individual investors for $91,000 in cash, issued 44,827 shares of common stock as payment for $55,000 in Ives debts, and issued 548,574 shares of common stock upon conversion of debentures purchased by a third-party investor during 1997 for $25,000 and during 1998 for $250,000.

On January 21, 1998, the Company entered into an agreement with Stockbroker Relations, Inc., a third-party investor relations firm, to provide services to the Company in exchange for 835,042 shares of common stock valued at $448,140. The value was equal to $0.54 per share, the closing price of the Company's common stock on the date of the agreement.

On January 1998, the Company issued 77,691 to Texas Applied Biotechnology Services, Inc. (TABS) as payment for $35,660 in services related to the development of a previous safety syringe. During 1999, development of this previous syringe was discontinued.

During 1998, the Company also issued 75,274 shares valued at $90,748 as payment for services rendered by Maxxon's Medical Advisory Board and Com-Med Strategic Alliances, which coordinated the Board's activities. The shares were valued using the price of the Company's common stock on the date of the transactions. The Medical Advisory Board was discontinued in 1998 until such time as the safety syringe receives FDA approval

During 1998, the Company canceled 91,572 shares issued during 1997 for the performance of services by various third-party vendors. The services were valued at $40,265 during 1997. The services were not performed, and the Company canceled the shares during 1998. The cancelled shares were valued at $40,265. On January 20, 1998, the Company's Board of Directors (the "Board") granted options to purchase up to 1,750,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share to Stockbroker Relations, Inc. ("SRI"), an investor relations firm. During 1998, SRI exercised 500,000 options at prices ranging from $0.50 and $0.75 per share which resulted in the Company receiving $307,400 in cash and $18,100 in services. The remaining options were cancelled when the contract with SRI ended in September, 1998.

In September, 1998, the Board granted options to purchase 70,000 shares of common stock at $0.75 per share to Morgan-Phillips, Inc., an investor relations firm. During September and November, 1998, Morgan-Phillips exercised 40,000 options and 30,000 options, respectively. The Company received a total of $52,500 in cash from the options exercises.

In June 1998, the Company issued 350,000 shares to Oasis Capital as a result of a settlement agreement. Oasis Capital was owned by Sean Stanton, a founder of the Company.

Common Stock Transactions for the year ended December 31, 1997

During 1997 and 1998, the Company issued 18,513 shares and 44,827 shares, respectively, as payment of Ives liabilities amounting to $27,000 and $55,000, respectively.

During 1998, the Company issued 40,920 shares of its common stock to two individuals who were shareholders of Old Ives. The shares were issued to them as payment of $50,000 which they claimed to be owed by Old Ives during the time Old Ives was Maxxon's subsidiary.

Description of Common Stock
Maxxon is authorized to issue up to 25,000,000 shares of common stock, $0.001 par value. At December 31, 2000, 13,180,125 shares of common stock were issued and outstanding.

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


Note 7 - Stock Options

Options Granted Pursuant to the Rippstein License. On November 18, 1999, in connection with the Rippstein License, the Board of Directors of Maxxon granted to Mr. Rippstein and others options to purchase a total of 1,600,000 shares of common stock of Maxxon at an exercise price of $0.50 per share. The exercise price of $0.50 per share was greater than $0.343 per share closing price of Maxxon's common stock on the date of grant. The options expire October 31, 2009 and are exercisable in stages upon the occurrence of the following events: (1) Options to purchase 320,000 shares are exercisable immediately; (2) Options to purchase 320,000 shares are exercisable when a fully working safety syringe is produced (3) Options to purchase 320,000 shares are exercisable when a U.S. Patent covering the Rippstein Syringe is issued; (4) Options to purchase 320,000 shares are exercisable when the first syringe is produced from the hard production molds and is ready for full scale production; (5) Options to purchase 320,000 shares are exercisable when FDA approval is obtained. If Maxxon sells the Rippstein Syringe Technology or if Maxxon is acquired by another company, options to purchase all 1,600,000 shares will be exercisable, even if the events described in items (1) through (5) have not yet occurred.

As of December 31, 2000, options to purchase 640,000 shares were exercisable. Of the exercisable options, 320,000 were exercisable upon signing the Rippstein License and 320,000 were exercisable on December 13, 2000, the date the fully working syringe prototype was produced. Compensation cost related to the 320,000 options that were exercisable upon signing the Rippstein License was based on an estimated fair value of $0.2817 per share, or $90,144 . The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price on November 18, 1999 of $0.343 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of 9.96 years; and estimated volatility of 81%. Compensation cost related to the 320,000 options that became exercisable on December 13, 2000, the date a fully working syringe prototype was produced, was based on an estimated fair value of $0.1939 per share, or $62,048. The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price on December 13, 2000 of $0.21 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of 8.89 years; and estimated volatility of 124%.

Options Granted to Employees. On January 20, 1998, the Board of Directors of Maxxon granted options to purchase 300,000 shares of common stock at an exercise price of $0.50 per share to each of the following employees pursuant to the 1998 Incentive Stock Option Plan: Gifford Mabie, Rhonda Vincent, Frederick Slicker, Thomas Coughlin and Vicki Pippin. The options expire ten years from the date of grant. The Company did not record compensation cost because the exercise price was equal to the price of the Company's common stock on the date of grant (See "Stock-based Compensation" in Note 1 to the Financial Statements). On February 8, 1999, Mr. Slicker, Dr. Coughlin and Ms. Pippin each exercised options to purchase 100,000 shares of common stock. The Company received $150,000 in cash as a result of the options exercised. On February 25, 2000, Mr. Slicker resigned and forfeited his remaining 200,000 options. As of December 31, 2000, there were 1,000,000 options outstanding in the Incentive Stock Option Plan. A summary of the status of the Company's stock options at December 31, 2000, and changes during the year then ended is presented below:

                                                             Weighted Average
                                                 Shares        Exercise Price
                                           ------------    ------------------
Employees (Incentive Stock Option Plan):
  Outstanding, December 31, 1999             1,200,000                $  0.50
         Granted                                    --                     --
         Exercised                                  --                     --
         Forfeited                           (200,000)                     --
                                           ------------    ------------------
  Outstanding, December 31, 2000             1,000,000                $  0.50
                                           ------------    ------------------
  Exercisable, December 31, 2000             1,000,000                $  0.50
                                           ------------    ------------------

Non-Employees:
  Outstanding, December 31, 1999              1,600,000                $  0.50
         Granted                                     --                     --
         Exercised                                   --                     --
         Forfeited                                   --                     --
                                           -------------    ------------------
  Outstanding, December 31, 2000              1,600,000                $  0.50
                                           -------------    ------------------
  Exercisable, December 31, 2000                640,000                $  0.50
                                           -------------    ------------------

The following table summarizes information about stock options outstanding at December 31, 2000:

                                    Options Outstanding                    Options Exercisable
                        -----------------------------------------    ---------------------------
                                           Weighted
                                            Average      Weighted                      Weighted
                               Number     Remaining       Average          Number       Average
Range                     Outstanding   Contractual      Exercise     Exercisable      Exercise
of Exercise Prices        at 12/31/00          Life         Price    at 12/31/00          Price
------------------        -----------   -----------      --------    ------------      --------
Employees:
      $0.50                 1,000,000     7.13 Years       $0.50        1,000,000         $0.50
Non-Employees:
      $0.50                 1,600,000     8.83 Years       $0.50          640,000         $0.50


Note 8 - Related Party Transactions

During 2000, the Company recorded $19,200 in rent receivable from companies who use Maxxon's office space. These other companies are owned in part by Maxxon's sole officer and director. During 2000, these companies paid Maxxon a total $50,400 for rent for the years ended December 31, 1998, 1999 and 2000. At December 31, 2000, Maxxon's rent receivable from these companies was zero.

During 2000, the Company loaned its sole officer and director a total of $57,000 pursuant to three unsecured promissory notes for $36,000, $4,000 and $17,000. Each note bears interest at an annual rate of 8% and is due December 31, 2002. During 2000, the note for $4,000 was repaid.

During 1998, the Company received $19,539 in loans from a non-affiliated shareholder. During 1998, the non-affiliated shareholder paid for expenses on behalf of the Company, and the Company recorded the $49,633 as an expense and a payable to the non-affiliated shareholder (see Note 14).

During 2000 and 1999, the Company loaned $47,852 each to Rhonda Vincent, an employee, and Gifford Mabie, sole director of the Company. At December 31, 2000, the balance of these notes was $7,605.

Note 9 - Long-lived Assets

Property, plant and equipment , including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

Computer equipment                      5 Years      $5,442.30
     Less: Accumulated Depreciation                  (2,336.31)
                                                   -------------
                                                     $3,105.99
                                                   -------------

Furniture and fixtures                  5 Years      17,625.73
     Less: Accumulated Depreciation                 (10,295.66)
                                                   -------------
                                                     $7,330.07
                                                   -------------

Leasehold improvements                  5 Years      11,650.82
     Less: Accumulated Depreciation                  (7,868.63)
                                                   -------------
                                                     $3,782.19
                                                   -------------

Total Long-lived Assets                             $14,218.25
                                                   =============

Goodwill arising from business acquisitions is amortized over its useful life, which is generally 40 years, on a straight-line basis. Intangible assets include patents and trademarks, which are valued at acquisition through independent appraisals. Debt issuance costs are being amortized over the terms of the various agreements. Patents and trademarks are being amortized on a straight-line basis over periods varying from 7 to 40 years (see Note 1).

Management assesses the recoverability of property and equipment, goodwill, trademarks and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

Note 10 - Subsequent Events

On January 3, 2001, the Company entered into written employment agreements with its sole officer and director and its key employees. The terms of the employment agreements are discussed in Note 5 to the financial statements.

On January 3, 2001, we issued Rhonda Vincent, an employee, 50,000 shares of common stock to repay her for $7,500 in expenses she paid on behalf of Maxxon. The closing price of our common stock on the date of repayment was $0.15 per share. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

On January 3, 2001, we sold to our employees a total of 3,650,000 shares of common stock at $0.15 per share, the closing price of our common stock on the date of the transaction. From each employee, we received a promissory note due January 3, 2008 at 8% interest per year. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the terms of our Regulation D, Rule 506 private offering of up to 4,000,000 Units, each Unit consisting of one share of common stock at $0.25 per share and one warrant to purchase an additional shares of common stock at $0.50 per share on or before December 31, 2005, we had the following transactions during the first quarter of 2001.

During January, 2001, we sold 320,000 Units and received $80,000 in cash. During February, 2001, we sold 900,000 Units and received $225,000 in cash. During March, 2001, we sold 668,000 Units and received $167,000 in cash.

During February, 2001, the Company sold 397,500 shares of its Ives common stock at an average price of $0.43 per share and received $169,030.46 in cash. On March 5, 2001, the SEC suspended trading in Ives common stock. As of March 5, 2001, Maxxon owned 167, 205 shares of Ives common stock. There is no assurance that trading in Ives common stock will resume. Even if trading in Ives common stock does resume there is no assurance that there will be sufficient volume for Maxxon to liquidate its remaining stock position. In addition, there is no assurance that the price at which Maxxon sells its remaining stock position will equal or exceed the $0.43 average per share price it received for the 397,500 shares it has sold to date.

Agreements with Marty Smith and Stuart Daley of Genesis Design Group. On February 21, 2001, the Company entered into an agreement with Marty Smith and Stuart Daley of Genesis Design Group for their assistance in supervising the production of the molds and the testing of the syringes. The contract was valued at $25,000 and in lieu of paying cash, the Company issued them 100,000 shares of its common stock at $0.25 per share, the closing price of our common stock on the date of the agreement. As an incentive to deliver to Maxxon assembled syringes that are fully functional within 12 weeks from the date the order with the manufacturer is placed, the Company granted them an option to purchase up to 150,000 shares of Maxxon common stock at $0.25 per share, exercisable in whole or in part until December 31, 2002. The options are exercisable only if Genesis is successful in meeting the 12-week requirement.

On February 22, 2001, the Company entered into an agreement with Marty Smith and Stuart Daley of Genesis Design Group to pay a finders fee to them if their efforts result in bringing a financial partner to invest in or acquire Maxxon. If such a transaction occurs as a result of their efforts, the Company agreed to pay them 100,000 shares of Maxxon common stock and one-half of one percent of the total amount of the transaction.

Production Agreement with Artistic Plastics, Inc. On March 26, 2001, the Company entered into a Production Agreement with Artistic Plastics, Inc., located in Anaheim, California, to produce the injection molds for the syringe at an estimated cost of $139,000, of which $69,500 was paid on March 14, 2001. The remaining $69,500 will be payable upon delivery of the syringes.