Form 10QSB
period 2001-03-31
MAXXON INC
filed 2001-05-22
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001



                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

               Nevada                                     73-1526138
               ------                                     ----------
  (State or other jurisdiction of                   (IRS Employer I.D. No.)
   incorporation or organization)

                        8908 South Yale Avenue, Suite 409
                           Tulsa, Oklahoma 74137-3545
              (Address of principal executive offices and Zip Code)

                                 (918) 491-7557
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,468,124 shares of Common Stock, $0.001 par value, outstanding as of April 30, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Index to Financial Statements


Balance Sheet at March 31, 2001 (Unaudited)..................................................       3

Statement of Operations for the period from inception (October 6, 1998) to March 31, 2001 and for
the three months ended March 31, 2001 and 2000 (Unaudited)...................................       4

Statement of Cash Flows for the period from inception (October 6, 1998) to March 31, 2001 and for
the three months ended March 31, 2001 and 2000 (Unaudited)...................................       5

Notes to Financial Statements (Unaudited)....................................................       6


                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                 March 31, 2001
                                  (Unaudited)




                                                            March 31,
               ASSETS                                            2001
                                                            ---------
Current assets
Cash                                                        $ 337,167
Notes receivable- related parties (Note 3)                    112,202
Prepaid legal fees                                             34,895
                                                            ---------
   Total current assets                                       484,264
                                                            ---------
Property and Equipment, net of depreciation (Note 9)           12,482
                                                            ---------
Other assets
Patent Development                                             10,000
Less amortization (Note 5)                                        985
                                                            ---------
      Total Patent Development                                  9,015
                                                            ---------
TOTAL ASSETS                                                $ 505,761
                                                            =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                    $   8,930
Accrued Salaries                                              100,000
Accrued Interest Payable                                            -
                                                            ---------
   Total current liabilities                                  108,930
                                                            ---------
Total liabilities                                             108,930
                                                            ---------
Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding at
March 31, 2001                                                      -
Common stock, $0.001 par value,
   25,000,000 shares authorized;
   19,018,106 shares issued and
   outstanding at March 31, 2001                               19,018
Common stock subscribed                                      (547,500)
Paid in capital                                             6,944,282
Deficit accumulated during the development stage           (6,018,969)
                                                            ---------
   Total shareholders' equity                                 396,831
                                                            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY              $ 505,761
                                                            =========


The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
            From Inception (December 16, 1996) Through March 31, 2001
             and For The Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                    From inception
                                                     (December 16,            Three            Three
                                                     1996) through     Months Ended     Months Ended
                                                    March 31, 2001   March 31, 2001   March 31, 2000
                                                        (Unaudited)      (Unaudited)      (Unaudited)
                                                    --------------   --------------   --------------

Income:
Investment Income                                        $ 169,753        $ 169,753              $ -
Other Income                                                    40               40                -
                                                    --------------   --------------   --------------
Total Income                                             $ 169,793        $ 169,793              $ -
                                                    --------------   --------------   --------------

Expenses:
Research and development                                   440,510           79,164            6,500
General and administrative                               5,526,793          194,567          122,444
                                                    --------------   --------------   --------------
   Total operating expenses                              5,967,303          273,731          128,944
                                                    --------------   --------------   --------------
Operating loss                                          (5,967,263)        (273,691)        (128,944)

Interest income                                             15,617               63                -

Interest expense                                            30,864            1,286                -

Depreciation and amortization                               36,459            1,883            2,186
                                                    --------------   --------------   --------------
Net loss from operations                              $ (6,018,969)      $ (276,797)      $ (131,130)
                                                    --------------   --------------   --------------
Weighted average shares outstanding (Note 10)           12,673,707       17,632,124       12,317,349
                                                    --------------   --------------   --------------
Net loss per share (Note 1)                                $ (0.47)         $ (0.02)         $ (0.01)
                                                    --------------   --------------   --------------




The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
            From Inception (December 16, 1996) Through March 31, 2001
             and For The Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                               From inception
                                                                (December 16,             Three              Three
                                                                1996) through      Months Ended       Months Ended
                                                               March 31, 2001    March 31, 2001     March 31, 2000
                                                                   (Unaudited)       (Unaudited)        (Unaudited)
                                                               --------------    --------------     --------------
OPERATING ACTIVITIES
Net loss                                                         $ (6,018,969)       $ (276,797)        $ (131,130)
Plus non-cash charges to earnings:
Depreciation and amortization                                          27,787             1,883              2,185
Common stock issued for services                                      856,657                 -                  -
Expenses paid by third parties                                         49,634                 -                  -
Contribution of services by officer and employees                     799,154                 -             60,000
Services by officer and employees
   paid for with non-cash consideration                                87,500                 -                  -
Consulting services paid for with non-cash consideration              412,677           124,800                  -
Write-off of organizational costs                                       3,196                 -                  -
Write-off of zero value investments                                   785,418                 -                  -
Compensation costs for stock options and warrants                           -
granted to non-employees                                            1,007,915                                    -
Change in working capital accounts:
   (Increase) decrease in other receivables                           (41,200)                -                  -
   (Increase) decrease in common stock subscribed                    (547,500)         (547,500)                 -
   (Increase) decrease in prepaid expenses                            (14,190)          (32,640)            23,205
   (Increase) decrease in receivables from related parties           (268,285)          (51,116)             5,831
   (Increase) decrease in interest receivable                               -                 -                  -
    Increase (decrease) in accounts
        payable and accrued liabilities                                61,772           (25,623)           (33,289)
    Increase in accrued salaries                                      100,000           100,000                  -
                                                                --------------    --------------     --------------
      Total operating activities                                   (2,698,434)         (706,993)           (73,198)
                                                                --------------    --------------     --------------
INVESTING ACTIVITIES
Purchase of equipment                                                 (34,719)                -                  -
Investment in syringe patent development                              (10,000)                -                  -
Investment in Ives Health Company                                    (251,997)                -                  -
Investment in The Health Club                                         (10,000)                -                  -
                                                               --------------    --------------     --------------
      Total investing activities                                     (306,716)                -                  -
                                                               --------------    --------------     --------------
FINANCING ACTIVITIES
Loans from shareholders                                                13,907                 -                  -
Repayment of loans from shareholders                                  (11,369)           (6,369)                 -
Sale of common stock for cash:
   To third-party investors (prior to merger)                         574,477                 -                  -
   To third-party investors                                         2,050,145         1,082,000                  -
   From exercise of stock options by third-parties                    509,900                 -                  -
   Less:  Issue Costs                                                 (49,743)          (33,000)                 -
Convertible debentures issued for cash                                355,000                 -                  -
Payment of exclusive license note payable                            (100,000)                -                  -
                                                               --------------    --------------     --------------
      Total financing activities                                    3,342,317         1,042,631                  -
                                                               --------------    --------------     --------------
Change in cash                                                        337,167           335,638            (73,198)

Cash at beginning of period                                                 -             1,529             86,104
                                                               --------------    --------------     --------------
Cash at end of period                                               $ 337,167         $ 337,167           $ 12,906
                                                               --------------    --------------     --------------
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                  27,903            17,216                  -
                                                               --------------    --------------     --------------
Non-cash financing and investing activities:
Common stock issued to founders                                         7,000                 -                  -
Common stock issued in connection with merger
with Cerro Mining Corporation                                             300                 -                  -
Common stock issued in Ives merger                                    346,262                 -                  -
Common stock subscriptions                                             69,800                 -                  -
Common stock issued in exchange for promissory note                   129,000                 -                  -
Common stock issued for convertible debentures                        190,660                 -                  -
Common stock issued for services                                      174,013                 -                  -
Common stock issued to pay Ives debt                                   27,000                 -                  -
                                                               --------------    --------------     --------------



The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 2001
                                  (Unaudited)


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary in order to make the financial statements not misleading.

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

The Company was incorporated in the state of Nevada on August 16, 1996 as Cerro Mining Corporation ("Cerro"). On May 31, 1997, Cerro issued 7,578,000 shares of its common stock for all of the issued and outstanding common stock of Maxxon, Inc., a privately-held Oklahoma corporation ("Maxxon-OK"). Maxxon-OK ceased to exist as a result of the transaction and Cerro changed its name to Maxxon, Inc.

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

Compensation of Officers and Employees
At times since inception, the Company's officers and other employees served without pay or other non-equity compensation. Through December 31, 2000, the Company recognized, for financial reporting purposes, the estimated fair value of these services as an expense and contribution to capital. For the three months ended March 31, 2000, the value of these services was estimated to be $60,000. On January 3, 2001, the Company entered into employment agreements with its sole officer and director and its key employees. For the three months ended March 31, 2001, the Company accrued $100,000 in salary expense payable to these employees.

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

Earnings (Loss) per Share
The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2001 and 2000 weighted average shares of 12,244,168 and 12,020,561 used respectively in the calculations of loss per share.

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

Intangible Assets
Intangible assets are stated at cost. The intangible asset of $10,000 at March 31, 2001 is for patent costs related to the Rippstein syringe. Amortization of these patent costs is for a period of 17 years, which is the life of a U.S. Patent.

New Accounting Standards
The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company had no comprehensive income items during 2000 and 1999. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of March 31, 2001 the Company did not engage in hedging activities or transactions involving derivatives.

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

Note 2 - Exclusive License
--------------------------
On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe that retracts the needle into the barrel of the syringe after use. In connection with the Rippstein License, the Company paid $10,000 for patent costs and agreed to pay $200,000 if all of the following events happen on or before September 30, 2001; (1) a U.S. patent is issued, (2) a fully functional and working prototype of the syringe is completed, and (3) FDA approval to sell the syringe in the U.S is obtained. However, if FDA approval is not received by September 30, 2001, but the Company has begun selling syringes in places that do not require FDA approval, then the Company will pay the $200,000 out of the first net profits from the sale of those syringes.

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

Note 3 - Receivables from Related Parties
-----------------------------------------
Receivables from Related Parties consists of approximately $90,000 in loans due from the Company's sole officer and director and $22,200 in rent due from companies that share Maxxon's office space. These companies are owned in part by Maxxon's sole officer and director and its employees (See Note 5). The loans due from Maxxon's sole officer and director bear interest at an annual rate of 8% and are due December 31, 2002. Subsequent to March 31, 2001, $28,000 in loans due from the Company's sole officer and director were repaid.

Note 4 - Income Taxes
---------------------
The deferred tax assets and liabilities from Inceptions to March 31, 2001 and at March 31, 2001 and 2000 are as follows:

                                    From Inception
                                      to March 31,    March 31,      March 31,
                                              2001         2001           2000
                                    --------------    ---------      ---------
Net operating loss carryforward       $(1,278,947)    $ (53,039)     $ (21,339)
Less:  Valuation allowance              1,278,947        53,039         21,339
                                    --------------    ---------      ---------

         Net Deferred Tax Benefit        $     --      $     --       $     --


As of March 31, 2001, the Company had a net operating loss carry-forward of approximately $6,000,000.which will begin expiring in 2012. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

Note 5 - Commitments and Contingencies
--------------------------------------
Future Royalty Obligations Under Exclusive License Agreement
In connection with the Rippstein License, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary of the date when both a working prototype syringe is developed and a U.S. patent is issued.

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

Leases
Maxxon leases approximately 3,000 of commercial office space from Oklahoma National Bank under the terms of a five-year lease which expires March 31, 2002. The remaining minimum annual lease payments under the lease are scheduled as follows:

    For the Periods Ended
         December 31                 Amount
         -----------                 ------
             2001                   $45,587
             2002                   $11,462

The office space is shared with other companies owned in part by Maxxon's sole officer and director and its employees. The value of the minimum lease payments is allocated among the companies based on an estimate of usage and is recorded as a receivable to Maxxon on a quarterly basis. At March 31, 2001 and 2000, Maxxon was owed $22,166 and $4,800, respectively, for rent.

For the three months ended March 31, 2001 and 2000, Maxxon paid $11,202.42 and $10,986.33, respectively, pursuant to the lease. During the first quarter of 2001, Maxxon was reimbursed $33,012.88 from the other companies for monthly rent for the years ended December 31, 1998, 1999 and 2000 and the first quarter of 2001.


Employment Agreements.
On January 3, 2001, we entered into written employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. The material terms of their respective employment agreements are the same, except that Mr. Mabie's employment agreement states he will not compete with the Company for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable.

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

Injection Molds.
On March 26, 2001, the Company announced the selection of Artistic Plastics, Inc., located in Anaheim, California, to produce the injection molds for the syringe at an estimated cost of $139,000, of which $69,500 was paid. The remaining $69,500 will be payable upon delivery of the syringes.

Note 6 - Common Stock and Paid-In Capital
-----------------------------------------
Common Stock Transactions for the three months ended March 31, 2001

On January 3, 2001, the Company sold to its employees a total of 3,650,000 shares of common stock at $0.15 per share, the closing price of our common stock on the date of the transaction. From each employee, the Company received a promissory note due January 3, 2008 at 8% interest per year. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On January 3, 2001, the Company issued Rhonda Vincent, an employee, 50,000 shares of common stock to repay her for $7,500 in expenses she paid on behalf of Maxxon. The closing price of the Company's common stock on the date of repayment was $0.15 per share. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2001, the Company commenced a Regulation D, Rule 506, Unit offering at $0.25 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase an additional shares of common stock at $0.50 per share on or before December 31, 2005. For the three months ended March 31, 2001 the Company sold 1,888,000 Units and received $472,000 in cash. The Company paid approximately $36,000 in commissions, fees and expenses in connection with the offering.

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

On December 18, 2000, the Company entered into an Investment Banking Agreement with RichMark Capital Corporation pursuant to which RichMark was granted an option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $0.01 per share. The closing price of the Company's common stock on the date of the transaction was $0.19 per share. The Company recorded $180,000 in compensation cost for the option grant. See Note 7 "Stock Options" for details.

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

Note 7 - Stock Options
----------------------
Options Granted Pursuant to the Rippstein License. On November 18, 1999, in connection with the Rippstein License, the Board of Directors of Maxxon granted to Mr. Rippstein and others options to purchase a total of 1,600,000 shares of common stock of Maxxon at an exercise price of $0.50 per share. The exercise price of $0.50 per share was greater than $0.343 per share closing price of Maxxon's common stock on the date of grant. The options expire October 31, 2009 and are exercisable in stages upon the occurrence of the following events: (1) Options to purchase 320,000 shares are exercisable immediately; (2) Options to purchase 320,000 shares are exercisable when a fully working safety syringe is produced (3) Options to purchase 320,000 shares are exercisable when a U.S. Patent covering the Rippstein Syringe is issued; (4) Options to purchase 320,000 shares are exercisable when the first syringe is produced from the hard production molds and is ready for full scale production; (5) Options to purchase 320,000 shares are exercisable when FDA approval is obtained. If Maxxon sells the Rippstein Syringe Technology or if Maxxon is acquired by another company, options to purchase all 1,600,000 shares will be exercisable, even if the events described in items (1) through (5) have not yet occurred.

As of March 31, 2001, options to purchase 960,000 shares were exercisable. Of the exercisable options, 320,000 were exercisable upon signing the Rippstein License, 320,000 were exercisable on December 13, 2000, the date the fully working syringe prototype was produced and 320,000 were exercisable on February 27, 2001 when the patent was issued for the Maxxon Safety SyringeTM. Compensation cost related to the 320,000 options that were exercisable upon signing the Rippstein

License was based on an estimated fair value of $0.2817 per share, or $90,144 . The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price on November 18, 1999 of $0.343 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of 9.96 years; and estimated volatility of 81%. Compensation cost related to the 320,000 options that became exercisable on December 13, 2000, the date a fully working syringe prototype was produced, was based on an estimated fair value of $0.1939 per share, or $62,048. The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price on December 13, 2000 of $0.21 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of 8.89 years; and estimated volatility of 124%. Compensation cost related to the 320,000 options that became exercisable on February 27, 2001 the date the patent was issued for the Maxxon Safety SyringeTM, was based on an estimated fair value of $0.29 per share, or $124,800. The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price on February 27, 2001 of $0.39 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of 8.68 years; and estimated volatility of 73%.

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

                                                             Weighted Average
                                                               Exercise Price
                                                Shares
                                            -----------    -------------------
Employees (Incentive Stock Option Plan):
  Outstanding, December 31, 2000             1,200,000                $  0.50
         Granted                                    --                     --
         Exercised                                  --                     --
         Forfeited                           (200,000)                     --
                                            -----------    -------------------
  Outstanding, March 31, 2001                1,000,000                $  0.50
                                            -----------    -------------------
  Exercisable, March 31, 2001                1,000,000                $  0.50
                                            -----------    -------------------



Non-Employees:
  Outstanding, December 31, 2000             1,600,000                $  0.28
         Granted                                    --                     --
         Exercised                                  --                     --
         Vested                                320,000                $  0.29
         Forfeited                                  --                     --
                                            -----------    -------------------
  Outstanding, March 31, 2001                1,600,000                $  0.28
                                            -----------    -------------------
  Exercisable, March 31, 2001                  960,000                $  0.28
                                            -----------    -------------------

The following table summarizes information about stock options outstanding at March 31, 2001:

                                     Options Outstanding                Options Exercisable
                           --------------------------------------     -----------------------
                                           Weighted
                                             Average     Weighted                    Weighted
                                Number     Remaining      Average          Number     Average
 Range                     Outstanding   Contractual     Exercise     Exercisable    Exercise
 of Exercise Prices        at 03/31/01          Life        Price     at 03/31/01       Price
 ------------------        -----------  ------------    ----------    -----------    --------


 Employees:
       $0.50                 1,000,000     6.88 Years      $0.50        1,000,000       $0.50
 Non-Employees:
       $0.50                 1,600,000     8.59 Years      $0.28          960,000       $0.28


Note 8 - Sale of Ives Common Stock
----------------------------------
During February, 2001, we sold 397,500 shares of Ives common stock in market transactions at an average price of $0.43 per share, for $169,030.46 in cash. As of March 31, 2001, we owned 167,205 shares of Ives common stock.

Note 9 - Long-lived Assets
--------------------------
Property, plant and equipment , including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

 Computer equipment                      5 Years       $5,442.30
      Less: Accumulated Depreciation                   (2,608.42)
                                                     -------------
                                                       $2,833.88
                                                     -------------

 Furniture and fixtures                  5 Years       17,625.73
      Less: Accumulated Depreciation                  (11,176.95)
                                                     -------------
                                                       $6,448.78
                                                     -------------

 Leasehold improvements                  5 Years       11,650.82
      Less: Accumulated Depreciation                   (8,451.17)
                                                     -------------
                                                       $3,199.65
                                                     -------------

 Total Long-lived Assets                              $12,482.31
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements included in this report which are not historical facts are forward looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward looking statements are based on current expectations, estimates, assumptions and beliefs of management, and words such as "expects", "anticipates", "intends", "believes", "estimates", and similar expressions are intended to identify such forward looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward looking statements. We assume no obligation to update any forward-looking statements or reason why actual results might differ.

1.       Plan of Operation Over the Next Twelve Months

     We plan to produce safety syringes for use in gathering data for our FDA 510(k) application. We expect to submit our application for FDA approval by the end of 2001.

     We  are  presently   seeking   strategic   alliances  to  provide  us  with
manufacturing, marketing and distribution capabilities. We have no such alliances or agreements at this time. There is no assurance that we will be successful in finding strategic partners.

(i)   Cash Requirements

Liquidity and Capital Resources

     During February, 2001, we sold 397,500 shares of Ives common stock in market transactions at an average price of $0.43 per share, for $169,030.46 in cash.

     On April 30, 2001, we completed a private offering of 4,558,000 Units at $0.25 per Unit. Each Unit consisted of one share of our common stock, $0.001 par value, and one warrant to purchase an additional share of our common stock at $0.50 per share on or before December 31, 2005. Our net proceeds from the private offering, after paying commissions, fees and expenses, was $1,036,580.

     We believe that our cash resources are sufficient for the next twelve months, however, we may have to obtain additional financing, depending upon actual costs related to our FDA application. There is no assurance that additional financing will be available to us on acceptable terms, if at all.

(ii)  Product Development and Research Plan for the Next Twelve Months

     Genesis Design Group, our product development consultants, is supervising the production of the molds and the testing of the syringes, the development of the large scale prototype production runs, and the design of an automated production and assembly process.

     The Maxxon Safety Syringe will require FDA approval before it can be sold in the United States. Before a 510(k) application can be completed and submitted to the FDA, we must produce the safety syringe in quantity, design and produce the packaging, develop the automated production and assembly process, and document the sterilization process. We have engaged an FDA consultant who will assist us in preparing our 510(k) application.

(iii)  Expected Purchased or Sale of Plant and Significant Equipment

         None.

(iv)   Expected Significant changes in number of employees

     We do not expect a significant change in the number of employees in the near future.

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

         None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

     For each sale of common stock during the first quarter ended March 31, 2001, we relied upon an exemption from registration pursuant to Regulation D, Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5  OTHER INFORMATION

         None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         None

         Reports on Form 8-K
         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MAXXON, INC.


                                                /s/ GIFFORD M. MABIE
                                                --------------------
                                                President

Date:  May 22, 2001