Form 10QSB
period 2001-06-30
MAXXON INC
filed 2001-08-21
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001



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

                                   Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 23,138,457 shares of Common Stock, $0.001 par value, outstanding as of July 31, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Index to Financial Statements


Balance Sheet at June 30, 2001 (Unaudited) ..................................................       3

Statement of Operations for the period from inception (August 16, 1996) to June 30, 2001 and for the six months ended June 30, 2001 and 2000 and for the three months ended June 30, 2001 and
June 30, 2000 (Unaudited)....................................................................       4

Statement of Cash Flows for the period from inception (Augsut 16, 1996) to June 30, 2001 and for
the six months ended June 30, 2001 and 2000 (Unaudited)...................................          5

Notes to Financial Statements (Unaudited)....................................................       6


                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                  June 30, 2001
                                   (Unaudited)




                                                             June 30,
               ASSETS                                            2001
                                                            ---------
Current assets
Cash                                                        $ 593,135
Notes receivable- related parties (Note 9)                    119,322
Prepaid legal fees                                             18,098
                                                            ---------
   Total current assets                                       730,555

Property and Equipment, net of depreciation (Note 2)           14,886

Other assets                                                    8,868
                                                            ---------
TOTAL ASSETS                                                $ 754,309
                                                            =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                    $  21,551
Accrued Salaries (Note 1)                                      33,333
                                                            ---------
   Total current liabilities                                   54,884
                                                            ---------
Total liabilities                                              54,884
                                                            ---------
Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                 -
Common stock, $0.001 par value,
   25,000,000 shares authorized;
   22,938,457 shares issued and
   outstanding                                                 22,938
Common stock subscribed (Note 7)                             (547,500)
Paid in capital                                             7,840,487
Deficit accumulated during the development stage           (6,616,500)
                                                            ---------
   Total shareholders' equity                                 699,425
                                                            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY              $ 754,309
                                                            =========




The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
             From Inception (August 16, 1996) Through June 30, 2001
              and For The Six Months Ended June 30, 2001 and 2000
              and For The Three Months Ended June 30, 2001 and 2000
                                   (Unaudited)




                                         From inception          Six Months Ended                 Three Months Ended
                                            (August 16,   -------------------------------   -------------------------------
                                          1996) through
                                          June 30, 2001    June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                             (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                         --------------   --------------   --------------   --------------   --------------

Income:
Investment Income (Note 4)                    $ 170,753        $ 170,753              $ -           $1,000              $ -
Interest Income                                   1,691            1,691                -            1,628                -
Other Income                                      3,807            3,807                -            3,767                -
                                         --------------   --------------   --------------   --------------   --------------
Total Income                                  $ 176,251        $ 176,251              $ -           $6,395              $ -
                                         --------------   --------------   --------------   --------------   --------------

Expenses:
Research and development                        532,315          170,969           43,949           91,805           37,449
General and administrative                    6,208,406          876,180          294,839          511,798          172,393
                                         --------------   --------------   --------------   --------------   --------------
   Total operating expenses                   6,740,721        1,047,149          338,788          603,603          209,842
                                         --------------   --------------   --------------   --------------   --------------
Operating loss                               (6,564,470)        (870,898)        (338,788)        (597,208)        (209,842)

Interest income                                  17,245            1,691                -            1,628                -

Interest expense                                 30,864            1,286           17,216                -           17,217

Depreciation and amortization                    38,411            3,835            4,370            1,952            2,184
                                         --------------   --------------   --------------   --------------   --------------
Net loss from operations                   $ (6,616,500)      $ (874,328)      $ (360,374)      $ (597,532)      $ (229,243)
                                         --------------   --------------   --------------   --------------   --------------
Weighted average
 shares outstanding                          13,573,659       19,843,337       12,317,349       22,051,496       22,051,496
                                         --------------   --------------   --------------   --------------   --------------
Net loss per share (Note 1)                     $ (0.49)         $ (0.04)         $ (0.03)         $ (0.03)         $ (0.01)
                                         --------------   --------------   --------------   --------------   --------------




The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
             From Inception (August 16, 1996) Through June 30, 2001
               and For The Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)


                                                               From inception
                                                                 (August  16,               Six                Six
                                                                1996) through      Months Ended       Months Ended
                                                                June 30, 2001     June 30, 2001      June 30, 2000
                                                                   (Unaudited)       (Unaudited)        (Unaudited)
                                                               --------------    --------------     --------------
OPERATING ACTIVITIES
Net loss                                                         $ (6,616,500)       $ (874,328)        $ (360,374)
Plus non-cash charges to earnings:
Depreciation and amortization                                          29,739             3,835              4,369
Common stock issued for services                                      856,657                 -                  -
Expenses paid by third parties                                         49,634                 -                  -
Contribution of services by officer and employees                     799,154                 -            205,000
Services by officer and employees
   paid for with non-cash consideration                                87,500                 -                  -
Consulting services paid for with non-cash consideration              412,677           124,800                  -
Write-off of organizational costs                                       3,196                 -                  -
Write-off of zero value investments                                   785,418                 -                  -
Compensation costs for stock options and warrants                           -
granted to non-employees                                            1,007,915                                    -
Change in working capital accounts:
   (Increase) decrease in other receivables                           (41,200)                -                  -
   (Increase) decrease in common stock subscribed                    (547,500)         (547,500)                 -
   (Increase) decrease in prepaid expenses                              2,607           (15,843)            25,705
   (Increase) decrease in receivables from related parties           (275,404)          (58,235)            13,917
   (Increase) decrease in interest receivable                               -                 -                  -
    Increase (decrease) in accounts
        payable and accrued liabilities                               107,725            20,330             17,394
                                                                --------------    --------------     --------------
      Total operating activities                                   (3,338,382)       (1,346,941)           (93,989)
                                                                --------------    --------------     --------------
INVESTING ACTIVITIES
Purchase of equipment                                                 (38,928)           (4,209)                 -
Investment in syringe patent development                              (10,000)                -                  -
Investment in Ives Health Company                                    (251,997)                -                  -
Investment in The Health Club                                         (10,000)                -                  -
                                                               --------------    --------------     --------------
      Total investing activities                                     (310,925)           (4,209)                 -
                                                               --------------    --------------     --------------
FINANCING ACTIVITIES
Loans from shareholders                                                13,907                 -              8,000
Repayment of loans from shareholders                                  (11,369)           (6,369)                 -
Sale of common stock for cash:
   To third-party investors (prior to merger)                         574,477                 -                  -
   To third-party investors                                         3,002,845         2,034,700                  -
   From exercise of stock options by third-parties                    509,900                 -                  -
   Less:  Issue Costs                                                (102,318)          (85,575)                 -
Convertible debentures issued for cash                                355,000                 -                  -
Payment of exclusive license note payable                            (100,000)                -                  -
                                                               --------------    --------------     --------------
      Total financing activities                                    4,242,442         1,942,756              8,000
                                                               --------------    --------------     --------------
Change in cash                                                        593,135           591,606            (85,989)

Cash at beginning of period                                                 -             1,529             86,104
                                                               --------------    --------------     --------------
Cash at end of period                                               $ 593,135         $ 593,135           $    115
                                                               --------------    --------------     --------------
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                  27,903            17,216                  -
                                                               --------------    --------------     --------------
Non-cash financing and investing activities:
Common stock issued to founders                                         7,000                 -                  -
Common stock issued in connection with merger
with Cerro Mining Corporation                                             300                 -                  -
Common stock issued in Ives merger                                    346,262                 -                  -
Common stock subscriptions                                             69,800                 -                  -
Common stock issued in exchange for promissory note                   129,000                 -                  -
Common stock issued for convertible debentures                        190,660                 -                  -
Common stock issued for services                                      174,013                 -                  -
Common stock issued to pay Ives debt                                   27,000                 -                  -
                                                               --------------    --------------     --------------



The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                            June 30, 2001 (Unaudited)


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------
Organization and Nature of Operations
Maxxon, Inc. ("Maxxon" or "the Company") owns the exclusive license to develop, manufacture and market a patented disposable safety syringe that retracts the needle into the barrel of the syringe after an injection has been given. The patent was published by the U.S. Patent and Trademark Office on February 27, 2001. The safety syringe requires FDA approval before it can be sold in the United States. The Company has not yet submitted its application for FDA approval.

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

Compensation of Officers and Employees
Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. The fair value of their service was recorded as an expense with an offsetting entry to paid in capital. For the six months ended June 30, 2000, the Company recorded $205,000 as a capital contribution by its sole officer and director and its other employees in accordance with the Company's policy. For the period from inception (August 16, 1996) to December 31, 2000, the value of the services rendered by Maxxon's sole officer and director and its other employees was $799,154. On January 3, 2001, the Company entered into written employment agreements with Lexon's sole officer and director, and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. As such, the Company has changed its method of accounting for the value of officers' salaries by accruing a liability for the value of their services instead of recording them as a capital contribution. For the six months ended June 30, 2001, the Company accrued $200,000 and paid $166,667 pursuant to the employment agreements.

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

Earnings (Loss) per Share
The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2001 and 2000 weighted average shares of 19,843,337 and 12,317,349 used respectively in the calculations of loss per share.

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

Property and Equipment
Property, plant and equipment, including significant improvements, if any, are stated at cost. Maintenance and repair costs are charged to operating expenses as incurred. When property, plant and equipment items are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations. Leasehold improvements are stated at cost and are amortized over the life of the lease.

Management assesses the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined that an impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

Intangible Assets
Intangible assets are stated at cost. The intangible asset of $10,000 at June 30, 2001 is for patent costs related to the Rippstein syringe. Amortization of these patent costs is for a period of 17 years, which is the life of a U.S. Patent.

New Accounting Standards
The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company had no comprehensive income items during 2000 and 1999. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of June 30, 2001 the Company did not engage in hedging activities or transactions involving derivatives.

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

Note 2 - Property and Equipment, Net
------------------------------------
The following table shows cost, useful life and accumulated depreciation amounts for the Company's property and equipment as of June 30, 2001:

        Computer equipment (5 year life)        $9,651
        Less:  accumulated depreciation         (2,950)
                                                ------
        Computer equipment, net                 $6,701
                                                ------

        Furniture and fixtures (5 year life)   $17,626
        Less:  accumulated depreciation        (12,058)
                                                ------
        Furniture and fixtures, net             $5,568
                                                ------

        Leasehold improvements                 $11,651
        Less:  accumulated amortization         (9,034)
                                               -------
        Leasehold improvements, net             $2,617
                                               -------

        Total property and equipment, net      $14,886
                                               =======


Note 3 - Other Asset, Net
-------------------------
On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe that retracts the needle into the barrel of the syringe after use. In connection with the Rippstein License, the Company paid $10,000 for patent costs. These costs are being amortized over 17 years, which is the life of the U.S. Patent. The following table shows the patent cost and accumulated amortization as of June 30, 2001

        Patent Development                      $10,000
        Less: accumulated amortization           (1,132)
                                                -------
        Patent development, net                   8,868
                                                =======

In connection with the License, Maxxon agreed to pay royalties, contingent payments, and granted common stock options. Details of these agreements are included in Note 6 "Commitments" and Note 8 "Options."

Note 4 - Investment Income
--------------------------
During the six months ended June 30, 2001, the Company sold 432,500 shares of Ives Health Company, Inc. common stock in market transactions for approximately $170,000 in cash. Ives Health Company common stock traded on the Pink Sheets under the symbol "IVEH". Presently there is no liquid market for the common stock of IVEH. As of June 30, 2001, Maxxon owned 132,205 shares of IVEH.

Note 5 - Income Taxes
---------------------
The deferred tax assets and liabilities from Inception to June 30, 2001 and at June 30, 2001 and 2000 are as follows:



                                          From Inception
                                        to June 30, 2001      June 30, 2001      June 30, 2000

Net operating loss carryforward              $(1,488,207)        $ (262,298)         $ (50,773)
Less:  Valuation allowance                     1,488,207            262,298             50,773
                                         ----------------     --------------     --------------

         Net Deferred Tax Benefit               $     --           $     --           $     --


As of June 30, 2001, the Company had a net operating loss carry-forward of approximately $6,600,000.which will begin expiring in 2012. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

Note 6 - Commitments and Contingencies
--------------------------------------
Future Royalty Obligations Under Exclusive License Agreement
In connection with the Rippstein License, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary of the date when both a working prototype syringe is developed and a U.S. patent is issued.

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

The office space is shared with other companies owned in party by Maxxon's sole officer and director. The value of the minimum lease payments is allocated among the companies based on an estimate of usage and is recorded as a receivable to Maxxon on a quarterly basis. At June 30, 2001 and 2000, Maxxon was owed $31,256 and $9,600, respectively, for rent.

For the six months ended June 30, 2001 and 2000, Maxxon paid $22,664.10 and $14,864.53, respectively, pursuant to the lease. During the first quarter of 2001, Maxxon was reimbursed $33,012.88 from the other companies for monthly rent for the years ended December 31, 1998, 1999 and 2000 and for the first quarter of 2001.

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

Production Agreement with Newell Manufacturing. On May 15, 2001, Maxxon, Inc. entered into a Production Agreement with Newell Manufacturing, located in Glendale California. This agreement was arrange through Genesis Design Group, who the Company contracted with to assist in supervising the production of the molds and the testing of the syringes. The previous company that Maxxon had contracted with to produce the single cavity injection molds and parts was unable to meet the deadline. The cost for Newell to produce the molds for the syringe was $143,615, of which $69,500 was paid on April 28, 2001 and $74,115 was paid on June 14, 2001.

Note 7 - Common Stock and Paid-In Capital
-----------------------------------------
Common Stock Transactions for the six months ended June 30, 2001

On January 3, 2001, the Company issued Rhonda Vincent, an employee, 50,000 shares of common stock to repay her for $7,500 in expenses she paid on behalf of Maxxon. The quoted market price of the Company's common stock on the date of repayment was $0.15 per share. The shares were issued pursuant to an exemption from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

On January 3, 2001, as partial consideration under the employment agreements dated January 3, 2001, the Company sold to its employees a total of 3,650,000 shares of common stock at $0.15 per share, the quoted market price of the Company's common stock on the date of the transaction. From each employee, the Company received a promissory note due January 3, 2008 at 8% interest per year. The shares were issued pursuant to an exemption from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, and any and all other available exemptions.

On January 4, 2001, the Company sold to Genesis Design Group and its two principals a total of 50,000 shares of common stock at $0.10 per share, which was based upon the quoted market price of $0.15 per share less a 33% discount as the resale of the shares was restricted. The Company received $5,000 in cash. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

On February 21, 2001, the Company entered into an agreement with Genesis Design Group for their assistance in supervising the production of the molds and the testing of the syringes. The contract was valued at $25,000 and in lieu of paying cash the Company issued them 100,000 shares of common stock of the Company at $0.25 per share, the quoted market price of the common stock on the date of the agreement. As additional consideration under the development agreement, the Company granted than an option to purchase 150,000 shares of common stock of the Company at $0.25 per share, exercisable in whole or in part, until December 31, 2002, if Genesis is able to deliver to the Company assembled syringes that are fully functional within 12 weeks from the date the order with the manufacturer is placed. Compensation cost related to the options granted will be recorded if and when the contingency is met. The shares and options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

From January 1, 2001 to May 31, 2001, we sold 4,458,000 Units at $0.25 per Unit to 39 accredited investors and 29 non-accredited investors. The quoted market price on the date the offering began was $0.15 per share. The shares were issued pursuant to exemptions from registration under Sections 3(11), 4(2), 4(6) and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions. Each Unit consisted of one share of common stock and one common stock purchase warrant exercisable at $0.50 per share on or before December 31, 2005. Approximately 800,000 Units, or $200,000, of this offering was sold to accredited investors by RichMark Capital Corporation ("RichMark"), a licensed broker dealer. In connection with the sales by RichMark, we paid them $33,000 in commissions, fees and expenses. The remainder of the offering was sold by the Company to investors with whom the Company had an existing relationship.

From July to September, 2000, we sold a total of 724,000 Units at $0.25 per Unit, or $181,000 in cash, to five accredited investors who were existing shareholders of the Maxxon. Each Unit consisted on one share of common stock and one common stock purchase warrant exercisable at $1.00 per share on or before June 30, 2005. None of the investors were officers, directors or employees. The shares were sold pursuant to exemptions from registration under Sections 4(2), 4(6), and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions. In April, 2001, the Company adjusted the exercise price of the purchase warrant to $0.50 per share and extended the exercise term to December 31, 2005 so that the terms of the warrants were consistent with those sold during 2001. These adjustments were done pursuant to exemptions from registration under Sections 4(2), 4(6), and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions.

On May 10, 2001, we sold 1,333,333 Units at $0.225 per Unit to Petroxx Resources, Inc., an Oklahoma corporation not affiliated with us, in connection with the assignment of certain rights by Mr. Carter and Mr. Keltner. The price per Unit was based upon a quoted market price of $0.36 per share, less a 35% discount because the common stock and warrants were restricted under Rule
144. The shares were issued pursuant to exemptions from registration under Sections 3(11), 4(2), 4(6) and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions. Each Unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.36 per share on or before May 10, 2004.

Description of Common Stock
Maxxon is authorized to issue up to 75,000,000 shares of common stock, $0.001 par value. At July, 2001, 23,138,457 shares of common stock were issued and outstanding.

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

Note 8 - Stock Options
----------------------

EMPLOYEE STOCK OPTIONS

The following table shows the number of employee stock options outstanding and exercisable at June 30, 2001 and their exercise price:

                                                                   Exercise
                                             Options                  Price
                                            -----------    -----------------
Outstanding, December 31, 2000               1,000,000                $0.50
         Granted                                    --                   --
         Exercised                                  --                   --
         Vested                                     --
         Forfeited                                  --                   --
                                            -----------    -----------------
  Outstanding, June 30, 2001                 1,000,000              $  0.50
                                            -----------    -----------------


As of June 30, 2001, the Company had reserved 2,000,000 shares of common stock for grant under the terms of the 1998 Incentive Stock Option Plan. As of June 30, 2001, there were 1,000,000 options outstanding and exercisable at $0.50 per share. The options were granted to employees in 1998 and expire January 20, 2008. The exercise price was equal to the quoted market price of the Company's common stock on the date of the transaction.

NON-EMPLOYEE STOCK OPTIONS
                                                                   Exercise
                                             Options                  Price
                                            -----------    -----------------
  Outstanding, December 31, 2000             1,600,000              $  0.50
         Granted                                    --                   --
         Exercised                                  --                   --
         Vested                                     --
         Forfeited                            (800,000)                   --
                                            -----------    -----------------
  Outstanding, June 30, 2001                   800,000              $  0.50
                                            -----------    -----------------

  Exercisable, December 31, 2000               640,000              $  0.50
         Vested                                320,000              $  0.50
         Forfeited                            (480,000)             $  0.50
                                            -----------    -----------------
  Exercisable, June 30, 2001                   480,000              $  0.50
                                            -----------    -----------------

As of June 30, 2001, there were 800,000 non-employee options outstanding, of which 480,000 were exercisable at $0.50 per share. The options were granted on November 18, 1999 to Mr. Wayland Rippstein in connection with the signing of the Rippstein License. The options expire October 31, 2009. The exercise price of $0.50 per share was greater than the $0.343 per share quoted market price of the Company's common stock on the date of the transaction. The options become exercisable when certain events occur. When the options become exercisable, the Company records compensation cost based on the Black-Scholes option pricing model.

On November 18, 1999, in connection with the Rippstein License, options to purchase up to 400,000 shares of common stock each, at an exercise price of $0.50 per share on or before October 31, 2009 were granted to Mr. Carter and Mr. Keltner, associates of Mr. Rippstein. In late 2000, Mr. Carter and Mr. Keltner assigned various interests to their options to Petroxx Resources, Inc. an Oklahoma corporation not affiliated with Maxxon. In May 2001, the 800,000 options assigned to Petroxx Resources were cancelled. (See Note 7 "Common Stock")

For the six months ended June 30, 2001, the Company recorded compensation as follows:

The Company recorded $124,800 in compensation cost on February 27, 2001, when a U.S. Patent covering the Rippstein Syringe was issued. Compensation cost for 320,000 vested options was based on an estimated fair value of $0.39 per share, which was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price on February 27, 2001 of $0.39 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of 8.68 years; and estimated volatility of 73%.

Note 9 - Related Party Transactions
-----------------------------------
For the six months ended June 30, 2001, there were no related party transactions in excess of $60,000.

Note 10- Subsequent Events
--------------------------
On July 18, 2001, we issued 200,000 shares of common stock valued at $1.07 per share (the quoted market price of our common stock on the date of the transaction) to a consultant as payment for financial advisory and business consulting services. The shares were issued pursuant to exemptions from registration under Sections 4(2), Sections 4(6), and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions. On July 18, 2001, the Board granted options to certain consultants to purchase up to 1,250,000 shares of common stock at exercise prices ranging from $0.01 per share to $0.25 per share. The options expire July 18, 2002. The Company recorded $1,273,700 as compensation cost related to the options granted using the Black-Scholes options pricing model with the following assumptions: exercises price ranging from $0.01 to $0.25 per share; stock price on July 18, 2001 of $1.07 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of one (1) year; and estimated volatility of 126%. The options were granted pursuant to exemptions from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions.

At the Annual Meeting of Shareholders held August 16, 2001, the shareholders of Maxxon approved an increase to the number of shares of common stock authorized from 25,000,000 shares to 75,000,000 shares and an increase to the number of shares reserved for issuance under the 1998 Incentive Stock Option Plan from 2,000,000 shares to 9,000,000 shares.

On August 20, 2001, the Company entered into Amended Employment Agreements with Gifford Mabie, Dr. Thomas Coughlin, Rhonda Vincent and Gifford Mabie. There were no material changes from the agreements dated January 3, 2001.

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

1.       Plan of Operation Over the Next Twelve Months

     We plan to continue the efforts to produce safety syringes for use in gathering data for our FDA 510(k) application. We expect to submit our application for FDA approval by the end of 2001.

     We  are  presently   seeking   strategic   alliances  to  provide  us  with
manufacturing, marketing and distribution capabilities. We have no such alliances or agreements at this time. There is no assurance that we will be successful in finding strategic partners.

(i)   Cash Requirements

Liquidity and Capital Resources

     During February, 2001, we sold 397,500 shares of Ives common stock in market transactions at an average price of $0.43 per share, for $169,030.46 in cash. On April 30, 2001, we completed a private offering of 4,558,000 Units at $0.25 per Unit. Each Unit consisted of one share of our common stock, $0.001 par value, and one warrant to purchase an additional share of our common stock at $0.50 per share on or before December 31, 2005. Our net proceeds from the private offering, after paying commissions, fees and expenses, was $1,036,580. During May, 2001, we sold 1,333,333 Units at $0.225 per Unit to Petroxx Resources, Inc. Each Unit consisted of one share of common stock, $0.001 par value, and one warrant to purchase an additional share of common stock at $0.36 per share on' or before May 10, 2004. Our net proceeds from the sale of Units was $300,000. Based on the foregoing, we believe that our cash resources are sufficient for the next twelve months, however, we may have to obtain additional financing, through the sale of additional securities which may dilute existing shareholders, depending upon actual costs related to our FDA application. There is no assurance that additional financing will be available to us on acceptable terms, if at all.

(ii)  Product Development and Research Plan for the Next Twelve Months

     Genesis Design Group, our product development consultants, is supervising the production of the molds and the testing of the syringes, the development of the large scale prototype production runs, and the design of an automated production and assembly process.

     The Maxxon Safety Syringe will require FDA approval before it can be sold in the United States. Before a 510(k) application can be completed and submitted to the FDA, we must produce the safety syringe in quantity, design and produce the packaging, develop the automated production and assembly process, and document the sterilization process. We have arranged for an experienced FDA consultant to assist us in preparing our 510(k) application.

(iii)  Expected Purchased or Sale of Plant and Significant Equipment

         None.

(iv)   Expected Significant changes in number of employees

     We do not expect a significant change in the number of employees in the near future.

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

         None

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Note 7 "Common Stock" in the Notes to Financial Statements for the six months ended June 30, 2001.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 16, 2001, the shareholders of Maxxon approved the following proposals at the Annual Meeting. Of the 22,938,457 shares outstanding as of the record date, approximately 18,630,521 shares were represented in person or by proxy at the Meeting.

     (1) To elect Gifford Mabie as director to serve until the next annual meeting of stockholders. FOR-18,088,688 shares; WITHHOLD AUTHORITY-315,758 shares

     (2) To approve an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock from 25,000,000 to 75,000,000. FOR-16,776,903 shares; AGAINST-1,510,985 shares; ABSTAIN-116,558 shares.

     (3) To approve an amendment to the Company's 1998 Stock Option Plan to increase the maximum number of shares of common stock available for grant thereunder from 2,000,000 to 9,000,000. FOR-9,276,268 shares; AGAINST-1,548,750 shares; ABSTAIN-129,758 shares.

     (4) To ratify the  appointment  of Sutton  Robinson  Freeman & Co., P.C. as
independent   auditors   for  the  fiscal  year  ending   December   31,   2001.
FOR-18,229,062 shares; AGAINST-116,621 shares; ABSTAIN-58,763 shares.

         There was no other business brought before the meeting.

ITEM 5  OTHER INFORMATION

         None

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         --------
         10.22  Amended Employment Agreement between Maxxon and Gifford Mabie
         10.23  Amended Employment Agreement between Maxxon and Dr. Thomas
                Coughlin
         10.24  Amended Employment Agreement between Maxxon and Rhonda Vincent
         10.25  Amended Employment Agreement between Maxxon and Vicki Pippin

         Reports on Form 8-K
         -------------------
         None

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

Date:  August 20, 2001