Form 10QSB
period 2001-09-30
MAXXON INC
filed 2001-12-17
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001



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

                                   Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 23,488,457 shares of Common Stock, $0.001 par value, outstanding as of September 30, 2001.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Index to Financial Statements


Balance Sheet at September 30, 2001 (Unaudited) .............................................       3

Statement of Operations for the period from inception (August 16, 1996) to September 30, 2001
and for the nine months and three months ended September 30, 2001 and 2000 (Unaudited).......       4

Statement of Cash Flows for the period from inception (Augsut 16, 1996) to September 30, 2001
and for the nine months ended September 30, 2001 and 2000 (Unaudited).....................          5

Notes to Financial Statements (Unaudited)....................................................       6


                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                               September 30, 2001
                                   (Unaudited)



                                                         September 30,
               ASSETS                                            2001
                                                            ---------
Current assets
Cash                                                         $ 39,908
Rent receivable- related parties (Note 5)                      37,147
Notes receivable- related parties (Note 8)                    275,106
                                                            ---------
   Total current assets                                       352,161

Property and Equipment, net of depreciation (Note 3)           32,714

Other assets                                                    8,721
                                                            ---------
TOTAL ASSETS                                                 $393,596
                                                            =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                     $ 67,137
                                                            ---------
Total liabilities                                              67,137
                                                            ---------
Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                 -
Common stock, $0.001 par value,
   75,000,000 shares authorized;
   23,488,438 shares issued and
   outstanding                                                 23,488
Common stock subscribed (Note 7)                             (547,500)
Value of Common Stock Issued for Services                  (1,288,179)
Paid in capital                                             9,600,287
Deficit accumulated during the development stage           (7,461,637)
                                                            ---------
   Total shareholders' equity                                 326,459
                                                            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY               $393,596
                                                            =========

    The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (August 16, 1996) Through September 30, 2001
            and For The Nine Months Ended September 30, 2001 and 2000
           and For The Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                             From inception
                                                (August 16,             Nine Months Ended                Three Months Ended
                                              1996) through                September 30,                    September 30,
                                         September 30, 2001            2001            2000              2001           2000
                                         ------------------      --------------------------      ------------    -----------

Revenue
Investment Income                                 $ 170,753        $ 170,753            $ -               $ -            $ -
Other Income                                          3,807            3,807              -                 -              -
                                               ------------      -----------     ----------      ------------    -----------
   Total revenue                                    174,560          174,560              -                 0              -
                                               ------------      -----------     ----------      ------------    -----------
Expenses
Research and development                            638,214          276,868         52,849           105,899          8,900
General and administrative                        6,943,637        1,611,411      1,001,179           766,921        706,342
                                               ------------      -----------     ----------      ------------    -----------
   Total operating expenses                       7,581,851        1,888,279      1,054,028           872,820        715,242
                                               ------------      -----------     ----------      ------------    -----------
Operating loss                                   (7,407,291)      (1,713,719)    (1,054,028)         (872,820)      (715,242)
                                               ------------      -----------     ----------      ------------    -----------
Interest income                                      17,272            1,718              -                27              -
                                               ------------      -----------     ----------      ------------    -----------
Interest expense                                     30,864            1,286         17,868                 -            651
                                               ------------      -----------     ----------      ------------    -----------
Depreciation and amortization                        40,754            6,178          6,556             2,343          2,186
                                               ------------      -----------     ----------      ------------    -----------
Net loss from operations                       $ (7,461,637)    $ (1,719,465)  $ (1,078,452)       $ (875,136)    $ (718,079)
                                               ------------      -----------     ----------      ------------    -----------
Weighted average shares outstanding (Note 10)    14,419,745       24,955,978     12,452,047        23,149,567     12,452,047
                                               ------------      -----------     ----------      ------------    -----------
Net loss per share (Note 1)                         $ (0.52)         $ (0.08)       $ (0.09)          $ (0.04)       $ (0.06)
                                               ------------      -----------     ----------      ------------    -----------


    The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (August 16, 1996) Through September 30, 2001
            and For The Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                From Inception
                                                                   (August 16,       Nine Months Ended September 30,
                                                                 1996) through
                                                             September 30,2001               2001              2000
                                                             -----------------       -------------     -------------
Operating activities
Net loss                                                          $ (7,461,637)      $ (1,719,465)     $ (1,078,452)
Plus non-cash charges to earnings:
Depreciation and amortization                                           32,082              6,178             6,555
Common stock issued for services                                       857,207            297,650                 -
Expenses paid by third parties                                          49,634              7,500                 -
Contribution of services by officer and employees                      799,154                  -           305,000
Services by officer and employees paid for
with non-cash consideration                                             87,500                  -                 -
Consulting services paid for with non-cash consideration             2,172,477            199,521                 -
Write-off of organizational costs                                        3,196                  -                 -
Write-off of zero value investments                                    785,418                  -           510,418
Compensation costs for stock options and warrants
granted to non-employees                                             1,007,915            124,800                 -
Change in working capital accounts:
   (Increase) decrease in receivables from related parties            (312,253)          (251,166)          (47,669)
   (Increase) decrease in prepaid expenses                                   -              2,255            23,164
   (Increase) decrease in other receivables                           (176,577)                 -                 -
   Increase (decrease) in accounts
    payable and accrued liabilities                                    119,978             32,583            16,222
                                                             -----------------       -------------     -------------
      Total operating activities                                    (3,291,585)        (1,300,144)         (264,762)
                                                             -----------------       -------------     -------------
Investing activities
Purchase of equipment                                                  (58,952)           (24,233)                -
Investment in syringe patent development                               (10,000)                 -                 -
Investment in Ives Health Company                                     (251,997)                 -                 -
Investment in The Health Club                                          (10,000)                 -                 -
                                                             -----------------       -------------     -------------
      Total investing activities                                      (330,949)           (24,233)                -
                                                             -----------------       -------------     -------------
Financing activities
Loans from shareholders                                                 13,907                  -            14,000
Repayment of loans from shareholders                                   (11,369)            (6,369)           (5,000)
Sale of common stock for cash:
   To third-party investors (prior to merger)                          574,477                  -                 -
   To third-party investors                                          2,422,845          1,454,700           181,000
   From exercise of stock options by third-parties                     509,900                  -                 -
   Less:  Issue Costs                                                 (102,318)           (85,575)                -
Convertible debentures issued for cash                                 355,000                  -                 -
Payment of exclusive license note payable                             (100,000)                 -                 -
                                                             -----------------       -------------     -------------
      Total financing activities                                     3,662,442          1,362,756           190,000
                                                             -----------------       -------------     -------------
Change in cash                                                          39,908             38,379           (74,762)

Cash at beginning of period                                                  -              1,529            86,104
                                                             -----------------       -------------     -------------
Cash at end of period                                                 $ 39,908           $ 39,908          $ 11,342
                                                             -----------------       -------------     -------------
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                   10,687                  -            17,216
                                                             -----------------       -------------     -------------
Non-cash financing and investing activities:
Common stock issued to founders                                          7,000                  -                 -
Common stock issued in connection with merger
with Cerro Mining Corporation                                              300                  -                 -
Common stock issued in Ives merger                                     346,262                  -                 -
Common stock subscriptions                                              69,800                  -                 -
Common stock issued in exchange for promissory note                    129,000                  -                 -
Common stock issued for payment of debt                                 69,388                  -                 -
Common stock issued for convertible debentures                         190,660                  -                 -
Common stock issued for services                                       174,013                  -                 -
Common stock issued to pay Ives debt                                    27,000                  -                 -
                                                             -----------------       -------------     -------------

    The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                         September 30, 2001 (Unaudited)


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

Compensation of Officers and Employees
Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. The fair value of their services was recorded as a capital contribution. For the nine months ended September 30, 2000, the Company recorded $305,000 as a capital contribution by its sole officer and director and its other employees in accordance with the Company's policy. On January 3, 2001, the Company entered into written employment agreements with Lexon's sole officer and director, and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. As such, the Company has changed its method of accounting for the value of officers' salaries by accruing a liability for the value of their services instead of recording them as a capital contribution. For the nine months ended September 30, 2001, the Company had recorded salaries of $300,000 and had $33,333 of this amount remaining as an accrued liability. For the period from inception (August 16, 1996) to September 30, 2001, the value of the services rendered by Maxxon's sole officer and director and its other employees was $799,154.

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

Segment Information
Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the year ended December 31, 2000 and the nine months ended September 30, 2001, the Company operated in a single business segment engaged in developing and marketing selected healthcare products.

Earnings (Loss) per Share
The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2001 and 2000 weighted average shares of 20,955,978 and 12,452,047 used respectively in the calculations of loss per share.

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

Intangible Assets
Intangible assets are stated at cost. The intangible asset of $10,000 at September 30, 2001 is for patent costs related to the Rippstein syringe. Amortization of these patent costs is for a period of 17 years, which is the life of a U.S. Patent.

New Accounting Standards
The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company had no comprehensive income items during 2000 and for the nine months ended September 30, 2001. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of September 30, 2001 the Company did not engage in hedging activities or transactions involving derivatives.

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

Note 2 - Exclusive License

On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe that retracts the needle into the barrel of the syringe after use. In connection with the Rippstein License, the Company paid $10,000 for patent costs and agreed to pay $200,000 if all of the following events happen on or before September 30, 2001; (1) a U.S. patent is issued, (2) a fully functional and working prototype of the syringe is completed, and (3) FDA approval to sell the syringe in the U.S is obtained. However, if FDA approval is not received by September 30, 2001, but the Company has begun selling syringes in places that do not require FDA approval, then the Company will pay the $200,000 out of the first net profits from the sale of those syringes. As of September 30, 2001, FDA approval to sell the syringes had not been received nor had sales commenced in places that do not require FDA approval. Therefore, Maxxon was relieved of its obligation to pay the $200,000 pursuant to the Exclusive License Agreement.

The Rippstein License also provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary after both a working prototype syringe is developed and a U.S. patent is issued. Such royalties continue for the life of the last to expire patent. Maxxon also granted Mr. Rippstein and his two associates options to purchase a total of 1,600,000 shares of common stock of Maxxon at $0.50 per share, which was the quoted price of Maxxon's common stock on the day the Rippstein License was signed. The options expire October 31, 2009 and are subject to certain vesting conditions. Details regarding the accounting treatment of the options granted their subsequent transfer and details regarding the vesting conditions are described in Note 7, "Stock Options."

Note 3 - Long-lived Assets

Property, plant and equipment , including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

 Computer equipment                        5 Years               $29,675.34
      Less: Accumulated Depreciation                              (3,681.77)
                                                              ---------------
                                                                 $25,993.57
                                                              ---------------

 Furniture and fixtures                    5 Years                17,625.73
      Less: Accumulated Depreciation                             (12,939.52)
                                                              ---------------
                                                                  $4,686.21
                                                              ---------------

 Leasehold improvements                    5 Years                11,650.82
      Less: Accumulated Depreciation                              (9,616.25)
                                                              ---------------
                                                                  $2,034.57
                                                              ---------------

 Total Long-lived Assets                                         $32,714.35
                                                              ===============

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

Note 4 - Income Taxes

The deferred tax assets and liabilities from Inception to September 30, 2001 and at September 30, 2001 and 2000 are as follows:

                                         From Inception
                                           to September    September 30,    September 30,
                                               30, 2001            2001             2000
                                       ----------------- ---------------- ----------------
Net operating loss carryforward            $(1,651,583)      $ (425,675)      $ (125,424)
Less:  Valuation allowance                   1,651,583          425,675          125,424
                                       ----------------- ---------------- ----------------

       Net Deferred Tax Benefit                $     --         $     --         $     --


As of September 30, 2001, the Company had a net operating loss carry-forward of approximately $5,200,000 which will begin expiring in 2012. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

Note 5 - Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement
------------------------------------------------------------
In connection with the Rippstein License, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary of the date when both a working prototype syringe is developed and a U.S. patent is issued.

Future Payment Obligations Under Technical  Consulting Agreement
----------------------------------------------------------------
On November 18, 1999, Maxxon entered into a Technical Consulting Agreement with Mr. Rippstein whereby Maxxon engaged him on a non-exclusive basis to provide technical assistance and consulting services to achieve startup of production of the new Maxxon Safety Syringe. Maxxon paid Mr. Rippstein $12,500 upon execution of the Agreement and agreed to pay him an additional $37,500 upon the occurrence of various milestones in the development of the syringe as follows: (1) $12,500 upon the manufacture of the first fully operational working syringe prototype and (2) $25,000 upon production of syringes from the steel molds. On March 1, 2001, Maxxon paid Mr. Rippstein $12,500 because the first operational working syringe prototype had been produced.

Patents
-------
On February 27, 2001, the U.S. patent covering the safety syringe designed by Mr. Rippstein was published. On January 13, 2001, an application was filed for international patent protection, pursuant to the Patent Cooperation Treaty. There is no assurance that any international patents will issue. There is no assurance that the patent does not infringe on the rights of others.

Leases
------
Maxxon leases approximately 3,000 of commercial office space from Oklahoma National Bank under the terms of a five-year lease which expires March 31, 2002. The remaining minimum annual lease payments under the lease are scheduled as follows:

                For the Periods Ended
                     December 31            Amount
                     -----------            ------
                         2001              $35,976
                         2002              $ 8,943

The office space is shared with other companies owned in part by Maxxon's sole officer and director. The value of the minimum lease payments is allocated among the companies and is recorded as a receivable to Maxxon on a quarterly basis. At September 30, 2001 and 2000, the rent due from the other companies, in total, was $37,147 and $14,400, respectively.

Amended Employment Agreements.
-----------------------------
On January 3, 2001, we entered into written employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. These agreements were amended on August 8, 2001 with no substantive changes. The material terms of their respective employment agreements are the same, except that Mr. Mabie's employment agreement states he will not compete with the Company for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable.

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

Agreements with Marty Smith and Stuart Daley of Genesis Design Group.
---------------------------------------------------------------------
On February 22, 2001, the Company entered into an agreement with Marty Smith and Stuart Daley of Genesis Design Group to pay a finders fee to them if their efforts result in bringing a financial partner to invest in or acquire Maxxon. If such a transaction occurs as a result of their efforts, the Company agreed to pay them 100,000 shares of Maxxon common stock and one-half of one percent of the total amount of the transaction.

On September 18, 2001, the Company agreed to issue 75,000 shares each to Marty Smith and Stuart Daley of Genesis Design Group for the 3cc safety syringe should the Company decide to proceed with single cavity molds and a working molded 3cc syringe is produced.

Note 6 - Common Stock and Paid-In Capital

Common Stock Transactions for the nine months ended September 30, 2001
----------------------------------------------------------------------
On January 3, 2001, the Company sold to its employees a total of 3,650,000 shares of common stock at $0.15 per share, the closing price of our common stock on the date of the transaction. From each employee, the Company received a promissory note due January 3, 2008 at 8% interest per year.

On January 3, 2001, the Company issued Rhonda Vincent, an employee, 50,000 shares of common stock to repay her for $7,500 in expenses she paid on behalf of Maxxon. The closing price of the Company's common stock on the date of repayment was $0.15 per share.

On January 4, 2001, the Company sold 50,000 shares of its common stock at $0.10 per share to Genesis Design Group and received $5,000 in cash.

During January, 2001, the Company began a private offering of Units, each Unit consisting of one share of common stock at $0.25 per share and one warrant to purchase an additional shares of common stock at $0.50 per share on or before December 31, 2005. The Company sold 4,558,000 Units and received $1,139,500 in cash. The offering closed in April, 2001. In connection with Units sold by RichMark Capital, a registered broker dealer, the Company paid $33,000 in commissions.

On February 21, 2001, the Company issued a total of 100,000 shares of its common stock to Marty Smith and Stuart Daley of Genesis Design Group for their assistance in supervising the production of the molds and the testing of the syringes. The contract was valued at $25,000 using the closing price of our common stock on the date of the agreement, which was $0.25 per share.

On May 10, 2001, the Company sold 1,333,333 Units at $0.225 per Unit to Petroxx Resources, Inc., an Oklahoma corporation not affiliated with us. In connection with the transaction, the options previously granted to Mr. Carter and Mr. Keltner pursuant to the Rippstein License, which options were subsequently assigned by them to Petroxx, were cancelled(see Note 7). The Unit price was based upon a quoted market price of $0.36 per share, less a 35% discount because the common stock and warrants were restricted under Rule 144. Each Unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.36 per share on or before May 10, 2004.

On May 18, 2001, the Company sold 17,000 shares of its common stockand 17,000 warrants to an accredited investor at $0.60 per share, the quoted market price of the Company's common stock on the date of the transaction, for $10,200 in cash. The warrants expire December 31, 2005 and are exercisable at $1.20 per share.

On July 18, 2001, the Company issued 200,000 shares of common stock at $1.07 per share, the quoted market price of our common stock on the date of the transaction, to a consultant as payment for financial advisory and business consulting services.

On July 18, 2001, the Board granted options to certain consultants to purchase up to 1,250,000 shares of common stock at exercise prices ranging from $0.01 per share to $0.25 per share. The Company recorded $1,273,700 in compensation cost. The Company plans to amortize the cost over the life of the agreements, which is one year. The options expire July 18, 2002.

On September 18, 2001, the Company issued 100,000 shares of common stock each to Stuart Daley and Marty Smith of Genesis Design Group for the successful design of the 3cc safety syringe and 75,000 shares of common stock each for the completed design of the safety blood extractor. These 350,000 shares were valued at $.779 each which was the closing price of the stock on the day the shares were issued.

Common Stock Transactions for the nine months ended September 30, 2000
----------------------------------------------------------------------
During 2000, the Company sold 724,000 shares of its common stock to five existing investors at a price of $0.25 per share for $181,000 in cash. Each of the 724,000 shares sold held a warrant to purchase an additional share of stock at an exercise price of $1.00 for each share purchased. The warrants expire on June 30, 2005.

On July 1, 2000, the Company issued 138,776 shares of its common stock at $0.50 per share, which was the closing price of the Company's common stock on the date of issue, to Gifford Mabie, our sole officer and director, and Vicki Pippin, an employee, as repayment for $69,388 in loans they had made to the Company.

Note 7 - Stock Options

Incentive Stock Option Plan
---------------------------
The Company's Incentive Stock Option Plan has 9,000,000 shares reserved for issuance. Under the Plan, employees have been granted options to purchase up to 1,000,000 shares of common stock on or before January, 2008 at an exercise price of $0.50 per share. These employee options were granted during 1998. For the nine months ended September 30, 2001, there were no options granted, exercised or forfeited:
                                                                     Weighted
                                                                     Average
                                                     Number          Exercise
                                                 of Options          Price
                                             ---------------         ---------
 Incentive Stock Option Plan:
 ---------------------------
   Employee Option Outstanding
        at December 31, 2000.....                 1,000,000          $  0.50
          Granted                                        --               --
          Exercised                                      --               --
          Forfeited                                      --               --
                                             ---------------         ---------
   Outstanding, September 30, 2001                1,000,000          $  0.50
                                             ---------------         ---------
   Exercisable, September 30, 2001                1,000,000          $  0.50
                                             ---------------         ---------

Non-Employee Stock Options:
--------------------------
The following table shows non-employee stock option activity for the nine months ended September 30, 2001:
                                                                     Weighted
                                                                     Average
                                                     Number          Exercise
                                                 of Options          Price
                                             ---------------         ---------
Outstanding, December 31, 2000                    1,600,000           $  0.50
          Granted                                 1,250,000           $  0.06
          Exercised                                      --                --
          Cancelled                                (800,000)          $  0.50
                                             ---------------          ---------
Outstanding, September 30, 2001                   2,050,000           $  0.23
                                             ---------------          ---------

Exercisable at December 31, 2000                    640,000           $  0.50
          Vested upon grant                       1,250,000           $  0.06
          Vested upon events                        320,000           $  0.50
          Cancelled                                (480,000)          $  0.50
                                             ---------------          ---------
Exercisable, September 30, 2001                   1,730,000           $  0.18
                                             ---------------          ---------

On July 18, 2001, the Board granted options to certain consultants to purchase up to 1,250,000 shares of common stock at exercise prices ranging from $0.01 per share to $0.25 per share. The options expire July 18, 2002. The Company recorded $1,273,700 as compensation cost related to the options granted using the Black-Scholes options pricing model with the following assumptions: exercises price ranging from $0.01 to $0.25 per share; stock price on July 18, 2001 of $1.07 per share; risk-free interest rate of 6.0%; expected dividend yield of 0.0; expected life of one (1) year; and estimated volatility of 126%. The Company plans to amortize the cost over the life of the agreements, which is one year.

On November 18, 1999, the Board granted to Mr. Rippstein and his associates, Mr. Carter and Mr. Keltner, options to purchase a total of 1,600,000 shares of common stock of Maxxon at an exercise price of $0.50 per share, which was the quoted price of our common stock on the day the Rippstein License was signed. Of the 1,600,000 options, 800,000 were granted to Mr. Rippstein, and 400,000 were granted each to Mr. Carter and Mr. Keltner. Subsequently, Mr. Carter and Mr. Keltner assigned various interests to their options to Petroxx Resources, Inc., an Oklahoma corporation not affiliated with Maxxon. In May, 2001, the Company entered into a settlement agreement with Petroxx in which the options assigned to them by Mr. Carter and Mr. Keltner were cancelled (See Note 6). Of the options cancelled, 480,000 were exercisable. As a result, the only options outstanding pursuant to the Rippstein License as of September 30, 2001 are the 800,000 options that were granted to Mr. Rippstein.

The options granted pursuant to the Rippstein License expire October 31, 2009 and become exercisable in stages upon the occurrence of the following events:
(1) 1/5 of the options were exercisable upon signing of the license on November 18, 1999; (2) 1/5 of the options were exercisable on December 13, 2000, when a fully working safety syringe was produced (3) 1/5 of the options were exercisable on February 27, 2001, when a U.S. Patent covering the Rippstein Syringe was issued; (4) 1/5 of the options become exercisable when the first syringe is produced from the hard production molds and is ready for full scale production; and (5) 1/5 of the options become exercisable when FDA approval is obtained. In any event, all of the options become exercisable, even if the events described in items (1) through (5) do not occur beforehand, if Maxxon sells the Rippstein Syringe Technology or if the Company is acquired by another company.

As of September 30, 2001, 480,000 of Mr. Rippstein's 800,000 options were exercisable. During the nine months ended September 30, 2001, an additional 160,000 of his options became exercisable when the patent was issued for the syringe. At the same time, 160,000 options to Mr. Keltner and Mr. Carter became exercisable, but were subsequently cancelled pursuant to the Petroxx agreement. The Company recognized compensation cost for all 320,000 options. Compensation cost was based on an estimated fair value of $0.39 per share, or $124,800. The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price on February 27, 2001 of $0.39 per share; risk-free interest rate of 4.0%; expected dividend yield of 0.0; expected life of 8.68 years; and estimated volatility of 140%.

The following table summarizes information about stock options outstanding at September 30, 2001:


                                      Options Outstanding                    Options Exercisable
                          ------------------------------------------    ---------------------------
                                             Weighted
                                              Average      Weighted                      Weighted
                                 Number     Remaining       Average          Number       Average
  Range                     Outstanding   Contractual      Exercise     Exercisable      Exercise
  of Exercise Prices        at 09/30/01          Life         Price     at 09/30/01         Price
  ------------------        -----------  ------------     ----------    -----------      --------

  Employee Stock Options:
        $0.50                 1,000,000     6.63 Years       $0.50        1,000,000         $0.50
  Non-Employee Options:
        $0.01                 1,000,000     0.79 Years       $0.01        1,000,000         $0.01
        $0.25                   250,000     0.79 Years       $0.25          250,000         $0.25
        $0.50                   800,000     8.34 Years       $0.28          480,000         $0.50


Note 8 - Related Party Transactions

For the nine months ended September 30, 2001, the Company loaned $232,017 to related parties. Subsequent to September 30, 2001, $116,000 was repaid.

Note 9 -         Subsequent Events

On October 31, 2001, Morgan-Phillips, Inc. ("MPI") filed suit against the Company for breach of contract. The petition alleges that MPI performed investor relations services during 1998, 1999, 2000 and 2001 for which it was not paid. The petition seeks payment of approximately $850,000 plus damages and attorney fees from the Company and MPI has indicated verbally that such payment should be in the form of Maxxon common stock. While the Company recognizes that Morgan Phillips performed investor relations services for the years 1998, 1999, 2000 and 2001, the Company denies many of the allegations set forth in the petition. The parties are working to resolve this dispute, however, there is no assurance that a settlement can be reached without litigation.

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

1.       Plan of Operation Over the Next Twelve Months

     On December 10, 2001 we filed a 510(k) application with the FDA. We plan to continue pursuit of FDA approval and to continue development of the Maxxon blood extraction device.

     We are presently seeking strategic alliances to provide us with manufacturing, marketing and distribution capabilities. We have no such alliances or agreements at this time. There is no assurance that we will be successful in finding strategic partners.

(i)   Cash Requirements

Liquidity and Capital Resources

     We believe that our cash resources are not sufficient for the next twelve months, and we will have to obtain additional financing, through the sale of additional securities, which may dilute existing shareholders, depending upon actual costs related to our FDA application. There is no assurance that additional financing will be available to us on acceptable terms, if at all.

(ii)  Product Development and Research Plan for the Next Twelve Months

     Genesis Design Group, our product development consultants, is supervising the production of the molds and the testing of the blood extraction device, the development of the large-scale prototype production runs, and the design of an automated production and assembly process.

(iii) Expected Purchase or Sale of Plant and Significant Equipment

        None.

(iv)   Expected Significant changes in number of employees

     We do not expect a significant change in the number of employees in the near future. We plan to begin searching for a Chief Executive Officer once production of the safety syringe commences, which we expect to occur during 2002. We also plan to seek independent outside directors to serve on the Board of Directors.

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

     On October 31, 2001, Morgan-Phillips, Inc. ("MPI") filed suit against the Company for breach of contract. The petition alleges that MPI performed investor relations services during 1998, 1999, 2000 and 2001 for which it was not paid. The petition seeks payment of approximately $850,000 plus damages and attorney fees from the Company and MPI has indicated verbally that such payment should be in the form of Maxxon common stock. While the Company recognizes that Morgan Phillips performed investor relations services for the years 1998, 1999, 2000 and 2001, the Company denies many of the allegations set forth in the petition. The parties are working to resolve this dispute, however, there is no assurance that a settlement can be reached without litigation.

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Note 7 "Common Stock" in the Notes to Financial Statements for the nine months ended September 30, 2001.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company solicited proxies for an annual meeting of shareholders held August 16, 2001. Shareholders representing 18,630,521 of the 22,938,457 outstanding shares of the Company as of the record date, June 20, 2001, were represented at the Annual Meeting in person or by proxy. The shares represented at the Annual Meeting constituted 81% of the outstanding shares. Our shareholders voted on the following actions:

     Item 1 - Election of sole director
     Item 2 - Authorization to amend the Articles of Incorporation to increase the number of authorized common shares
     Item 3 - Approval of an amendment to the Company's 1998 Stock Option Plan
     Item 4 - Ratification of independent auditors
     Item 5 - To transact such other business as may properly come before the meeting.

     With respect to approval of the election of Gifford M. Mabie as the sole officer and director until the next annual meeting of stockholders, the vote was: 18,088,688 shares for; 315,758 shares abstained.

     With respect to granting authorization to amend the Company's Articles of Incorporation to increase the authorized number of shares of common stock from 25,000,000 to 75,000,000, the vote was: 16,776,903 shares for; 1,510,985 shares against; 116,558 shares abstained.

     With respect to an approval for an amendment to the Company's 1998 Stock Option Plan to increase the maximum number of shares of common stock available for grant thereunder from 2,000,000 to 9,000,000, the vote was: 9,276,265 shares for; 1,548,750 shares against; 129,758 shares abstained.

     With respect to the ratification of the appointment of Sutton Robinson Freeman & Co., P.C. as independent auditors for the fiscal year ending December 31, 2001, the vote was: 18,229,062 shares for; 116,621 shares against; 58,763 shares abstained.

     With respect to granting the proxies authorization to vote upon such other business as may properly come before the meeting, the vote was: 17,409,811 shares for; 903,222 shares against; 91,413 shares abstained.

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

Date:  December 17, 2001