Form 10QSB/A
period 2001-09-30
MAXXON INC
filed 2001-12-19
CIK 1041009

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

Explanatory Note:
-----------------
The purpose of this amendment is to revise a typographical error in Note 1 of the Notes to Financials.

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

Compensation of Officers and Employees
Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. The fair value of their services was recorded as a capital contribution. For the nine months ended September 30, 2000, the Company recorded $305,000 as a capital contribution by its sole officer and director and its other employees in accordance with the Company's policy. On January 3, 2001, the Company entered into written employment agreements with Maxxon's sole officer and director, and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. As such, the Company has changed its method of accounting for the value of officers' salaries by accruing a liability for the value of their services instead of recording them as a capital contribution. For the nine months ended September 30, 2001, the Company had recorded salaries of $300,000 and had $33,333 of this amount remaining as an accrued liability. For the period from inception (August 16, 1996) to September 30, 2001, the value of the services rendered by Maxxon's sole officer and director and its other employees was $799,154.

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

During January 2001, the Company began a private offering of Units, each Unit consisting of one share of common stock at $0.25 per share and one warrant to purchase an additional share of common stock at $0.50 per share on or before December 31, 2005. The Company sold 4,558,000 Units and received $1,139,500 in cash. The offering closed in April, 2001. In connection with Units sold by RichMark Capital, a registered broker dealer, the Company paid $33,000 in commissions.

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

On May 18, 2001, the Company sold 17,000 shares of its common stock and 17,000 warrants to an accredited investor at $0.60 per share, the quoted market price of the Company's common stock on the date of the transaction, for $10,200 in cash. The warrants expire December 31, 2005 and are exercisable at $1.20 per share.

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

Note 7 - Stock Options

Incentive Stock Option Plan
---------------------------
The Company's Incentive Stock Option Plan has 9,000,000 shares reserved for issuance. Under the Plan, employees have been granted options to purchase up to 1,000,000 shares of common stock on or before January, 2008 at an exercise price of $0.50 per share. These employee options were grnted during 1998. For the nine months ended September 30, 2001, there were no options granted, exercised or forfeited:
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
 ---------------------------
   Employee Options Outstanding
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