Form 10KSB
period 2001-12-31
MAXXON INC
filed 2002-04-01
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

                                  MAXXON, INC.
             (Exact name of registrant as specified in its charter)


            Nevada                       0-28629                73-1526138
           --------                      -------                ----------
(State or other jurisdiction of     (SEC File Number)        (I.R.S. Employer
incorporation or organization)                            Identification Number)

                        8908 South Yale Avenue, Suite 409
                              Tulsa, Oklahoma 74137
          (Address of principal executive offices, including zip code)

                                 (918) 492-1257
              (Registrant's telephone number, including area code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified price within the past 60 days. $10,092,914 as of March 28, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, we had 24,088,440 shares of common stock, $0.001 par value, outstanding.

         Certain Forward-Looking Information.

Certain statements included in this report, which are not historical facts are forward-looking statements, including the information provided with respect to future business opportunities, expected financing sources and related matters. These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management. Words such as "expects," "anticipates," "intends," believes," "estimates" and similar expressions are intended to identify such forward-looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements.

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

         Present Business Objective. Our present business objective is to develop and market a commercially viable hypodermic syringe that reduces the risk of accidental needlestick injuries. These injuries pose a serious risk of transmitting fatal or chronic diseases to healthcare workers. On December 10, 2001, we filed a 510(k) application with the FDA for the Maxxon Safety Syringe. We plan to continue pursuit of FDA approval for the Maxxon Safety Syringe and to develop a prototype of the Maxxon blood extraction device (See "Principal Products and Services of Maxxon and Their Markets").

         2. Bankruptcy or Receivership. Maxxon has never been in bankruptcy or receivership.

         3.  Mergers, Reclassifications and Purchases of Assets.

         On November 18, 1999, we purchased from Mr. Wayland Rippstein and his associates, Lynn Carter and Ken Keltner, the exclusive worldwide license to develop, manufacture and market Mr. Rippstein's disposable safety syringe that automatically retracts the needle into the barrel of the syringe immediately after an injection has been given. A copy of the Rippstein License is incorporated herein by reference. On February 27, 2001, the patent covering Mr. Rippstein's syringe design was published by the U.S. Patent and Trademark Office. Details regarding our License Agreement with Mr. Rippstein are discussed in Item 7. "Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts."

         (b)  Business of Issuer

         1.  Principal Products and Services of Maxxon and Their Markets

         Principal Product

         Maxxon has no product or service for sale at this time. It is anticipated that the Safety Syringe will be marketed when FDA approval is secured and manufacturing and marketing alliances have been secured.

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

         Market for Our Product
         The world-wide market for disposable syringes is estimated to be in excess of 12 billion units annually. There are over 2,400 needle sticks per day in the United States alone, according to the San Francisco Chronicle, and approximately 76% of accidental needle sticks could be prevented by an effective safety syringe, according to the Centers for Disease Control. Every clinic, hospital, doctor's office, laboratory, public health department, medical research facility, medical school and retail purchaser of syringes for diabetes and other home uses is a potential customer for the Maxxon Safety Syringe, if and when it is approved by the FDA and available commercially.


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

         3.   Status of Publicly Announced Products or Services

         On December 10, 2001, we submitted an application for approval of our safety syringe to the FDA.

         4. Competitive Business Conditions, Competitive Position and Methods of Competition

         Competition in the medical products and services industry is intense. The three leading manufacturers of hypodermic syringes are Becton-Dickinson "B-D", with approximately 71% of the market; Sherwood, with approximately 22% of the market; and Terumo, with approximately 7% of the market. Our competitors have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do. There is no assurance that we can successfully compete.

         There is no known cost-competitive safety syringe available in the market today. Although there are other safety syringes commercially available, the cost of these alternative safety syringes makes them impractical as alternatives to traditional disposable syringes. Unless our safety syringe can be manufactured and sold at wholesale at a price competitive with current disposable syringes, our safety syringe will not be able to compete effectively in the marketplace. Although we believe that our safety syringe can be manufactured to be cost competitive, there is no assurance that we will be successful in doing so.

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

         The Rippstein License. On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe that retracts the needle into the barrel of the syringe after use. In connection with the Rippstein License, the Company paid $10,000 for patent costs and agreed to pay $200,000 if all of the following events happen on or before September 30, 2001; (1) a U.S. patent is issued, (2) a fully functional and working prototype of the syringe is completed, and (3) FDA approval to sell the syringe in the U.S is obtained. However, if FDA approval is not received by September 30, 2001, but the Company has begun selling syringes in places that do not require FDA approval, then the Company will pay the $200,000 out of the first net profits from the sale of those syringes. As of September 30, 2001, FDA approval to sell the syringes had not been received nor had sales commenced in places that do not require FDA approval. Therefore, Maxxon was relieved of its obligation to pay the $200,000 pursuant to the Exclusive License Agreement.

         The Rippstein License also provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary after both a working prototype syringe is developed and a U.S. patent is issued. Such royalties continue for the life of the last to expire patent. Maxxon also granted Mr. Rippstein and his two associates options to purchase a total of 1,600,000 shares of common stock of Maxxon at $0.50 per share, which was the quoted price of Maxxon's common stock on the day the Rippstein License was signed. The options expire October 31, 2009 and are subject to certain vesting conditions. Details regarding the accounting treatment of the options granted, their subsequent transfer and details regarding the vesting conditions are described in Note 7, "Stock Options" of the Notes to Financial Statements.

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

         Employment Agreements. On January 3, 2001, we entered into written employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. These agreements were amended on August 8, 2001 with no substantive changes. The material terms of their respective employment agreements are the same, except that Mr. Mabie's employment agreement states he will not compete with us for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable. The employment agreements are incorporated herein by reference.

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

         Agreements with Marty Smith and Stuart Daley of Genesis Design Group. On February 22, 2001, the Company entered into an agreement with Marty Smith and Stuart Daley of Genesis Design Group to pay a finders fee to them if their efforts result in bringing a financial partner to invest in or acquire Maxxon. If such a transaction occurs as a result of their efforts, the Company agreed to pay them 100,000 shares of Maxxon common stock and one-half of one percent of the total amount of the transaction. A copy of the agreement is incorporated herein by reference.

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

         10.  Estimate of the Amount Spent on Research and Development

         During the past two years (from December 17, 1999 to December 30, 2001) we have incurred approximately $956,906 on research and development costs. These costs include (1) $42,259 in cash for patent costs for the Rippstein syringe,
(2) $27,000 in cash for consulting fees and expenses of Mr. Rippstein, (3) $214,528 for compensation cost recorded when a portions of the stock options granted to Mr. Rippstein and his associates became exercisable, and (4) $375,469 in cash and $297,650 in stock paid to Genesis Design Group for development fees and expenses related to the Rippstein syringe. Of the $375,469 in cash paid to Genesis, $143,615 was for the molds to be produced by Newell Manufacturing.

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

         (c)  Reports to Security Holders

         We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission using the Commission's EDGAR system. The Commission maintains a web site, www.sec.gov, that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. You may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

         We furnish our shareholders with annual reports containing audited financial statements and with such other periodic reports as we, from time to time, deem appropriate or as may be required by law. We use the calendar year as our fiscal year.

You should rely only on the information contained in this Prospectus and the information we have referred you to. We have not authorized any person to provide you with any information that is different.

Item 2.  Description of Property

         Our executive office is located at 8908 South Yale Avenue, Suite 409, Tulsa, Oklahoma, 74137. We lease our 2,700 square feet office space from Oklahoma National Bank. Our office is shared with other companies owned in part by our sole officer and director and our employees. The lease expires May 31, 2002. Our portion of the present $2,061 monthly lease payment is $412 per month.

         We do not anticipate leasing or purchasing manufacturing facilities to produce the safety syringe. We plan to contract manufacturing of the syringe to a third party with facilities of their own.

Item 3.  Legal Proceedings.

         On October 31, 2001, Morgan-Phillips, Inc. ("MPI") filed suit against the Company for breach of contract. The petition alleges that MPI performed investor relations services during 1998, 1999, 2000 and 2001 for which it was not paid. The petition seeks payment of approximately $850,000 plus damages and attorney fees from the Company and MPI has indicated verbally that such payment should be in the form of Maxxon common stock. While the Company recognizes that Morgan Phillips performed investor relations services for the years 1998, 1999, 2000 and 2001, the Company denies many of the allegations set forth in the petition. On January 3, 2002, the district court of Tulsa County, State of Oklahoma approved a confidential settlement of the lawsuit.

On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiffs, committed a breach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000.00 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend itself.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     Part II

Item 5.  Market Price of and Dividends on the Registrant's Common Equity

         (a)  Market Information

         Our common stock is traded over the counter under the trading symbol "MXON". The high and low prices for our common stock during the calendar quarters ended were:

      Quarter ended                High           Low
      -------------                ----           ---
      December 31, 2001            $1.10          $0.57
      September 30, 2001           $1.48          $0.77
      June 30, 2001                $1.18          $0.61
      March 31, 2001               $1.50          $0.15
      December 31, 2000            $0.38          $0.13
      September 30, 2000           $0.50          $0.15
      June 30, 2000                $0.63          $0.24
      March 31, 2000               $0.85          $0.24

         Quotations on the National Quotation Bureau Pink Sheets reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions

         (b)  Holders

         As of December 31, 2001, there were approximately 400 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. We estimate there are approximately 3,000 owners who hold their shares in brokerage accounts.

         (c)  Dividends

         We have not declared any dividends in the past, and we do not plan to declare dividends in the future.

         Recent Sales of Unregistered Securities

         On November 19, 2001, we sold a total of 600,000 Units to 2 accredited investors, one of which was an existing shareholder of the Company, for $150,000 in cash. Each Unit consisted of one share of common stock at $0.25 per share and one warrant to purchase an additional share of common stock on or before December 31, 2005. The warrant is exercisable at $0.50 per share. The Units were issued pursuant to exemptions from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

Item 6. Plan of Operation

         1.  Plan of Operation for the Next Twelve Months

         On December 10, 2001, we filed a 510(k) application with the FDA. We plan to continue pursuit of FDA approval and to continue development of the Maxxon blood extraction device.

         We are presently seeking strategic alliances to provide us with manufacturing, marketing and distribution capabilities. We have no such alliances or agreements at this time. There is no assurance that we will be successful in finding strategic partners.

         (i)  Cash Requirements

         Liquidity and Capital Resources. We believe that our cash resources are not sufficient for the next twelve months, and we will have to obtain additional financing, through the sale of additional securities, which may dilute existing shareholders, depending upon actual costs related to our FDA application. There is not assurance that additional financing will be available to us on acceptable terms, if at all.

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

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a)      Identify of Directors and Executive Officers

     Gifford M. Mabie, age 61 is Chairman, CEO and a Director of Maxxon and has served in such capacity since May 20, 1997. From 1982 to 1994, Mr. Mabie was Senior Vice President of CIS Technologies, Inc. (NASD: CISI), a leading healthcare information company that was purchased by National Data Corporation (NYSE: NDC) in 1996. Mr. Mabie was instrumental in raising over $40 Million in capital that funded acquisitions and new product development. As a result, that company's revenues grew from $105,000 in 1987 to over $40 Million in 1995. Prior to CIS, Mr. Mabie was with Honeywell Information Systems, Inc. and was Corporate Controller with W.B. Dunavant and Company, one of the world's largest cotton brokers. He holds degrees in accounting and economics from Memphis State University and served for eight years in the U.S. Navy.

     Other Directorships. Gifford Mabie is the sole officer and a director of Lexon, Inc., (OTCBB: LXXN), which is developing cancer screening test kits for colon cancer and certain types of ovarian and testicular cancers.

         (b)  Key Employees and Technical Consultants

         The following persons are key employees or technical consultants, but none of them is an officer or director:

     Thomas R. Coughlin, Jr., M.D., age 53 is Medical Advisor for the Company. For 25 years prior to joining Lexon in January, 1999, Dr. Coughlin was a cardiovascular surgeon. From 1992 to 1995, he was Medical Director of Cardiovascular Surgical Services at Alexandria Hospital in Alexandria Virginia and from 1991 to 1995, was Assistant Clinical Professor, Thoracic and Cardiovascular Surgery at George Washington University Medical Center in Washington, D.C. He has received numerous professional honors and has published 25 research papers. He is a graduate of the University of Rochester School of Medicine and Dentistry, Rochester, New York (M.D.) and of Seton Hall University (B.S.).

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

         Vicki Pippin, age 42 is Administrative Manager for Maxxon. She has had more than 20 years of executive administration experience for various public companies in the aerospace and healthcare software industries, including McDonnell Douglas, Burtek Industries and CIS Technologies, Inc.

         Wayland J. Rippstein, Jr., age 68 is a technical consultant to Maxxon. He retired in 1983 from NASA as the Head of the Toxicology Laboratory where he worked extensively with syringes, vacuums and other issues on the leading edge of technology for more than 20 years. Since his retirement, Mr. Rippstein has been a consultant to various businesses. He has testified extensively as an expert witness in litigation involving the toxicological chemical effects of fires, explosions and other catastrophic events. Mr. Rippstein also owned and operated a chemical manufacturing firm for more than 7 years, selling primarily agricultural chemicals. He holds a patent for an agricultural chemistry product. He is a graduate from the University of Texas with a Bachelors and Masters Degree in Chemistry.

         (c)  Family Relationships

         None.

         (d) Involvement in Legal Proceedings of Officers, Directors, and Control Persons

         None.

Item 10.  Executive Compensation


                           SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                                                             -------------------------------------
                                                             --------------------------- ---------
                                 Annual Compensation                   Awards            Payouts
                          ---------------------------------- --------------------------- ---------
                          ------------ ----------- --------- ----------- --------------- ---------

                                                   Other
    Name and                                       Annual    Restricted   Securities               All
   Principal                                       Compen-   Stock        Underlying     LTIP      Other
    Position       Year     Salary       Bonus     sation    Awards       Options/SARs   Payouts   Compensation
----------------- ------- ------------ ----------- --------- ----------- --------------- --------- ------------
----------------- ------- ------------ ----------- --------- ----------- --------------- --------- ------------
Gifford M.
Mabie, CEO         2001   $100,000        $-0-       $-0-       $-0-          -0-          $-0-       $-0-
                   2000   $100,000(1)

(1) Estimated value of Mr. Mabie's services. Treated as a capital contribution for accounting purposes.


                           Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                                             Number of Securities   Value of
                                                             Underlying             Unexercised
                                                             Unexercised            In-the-Money
                                                             Options/SARs at        Options/SARs at
                           Shares                            FY-End                 FY-End
                           Acquired on                       Exercisable/           Exercisable/
 Name                      Exercise         Value Realized   Unexercisable          Unexercisable
 ------------------------- ---------------- ---------------- ---------------------- -------------------
 ------------------------- ---------------- ---------------- ---------------------- -------------------

 Gifford M. Mabie, CEO     N/A              N/A              300,000(1)             None (2)


(1) All options granted to Mr. Mabie were exercisable at December 31, 2000. (2) The closing price of our common stock at March 28, 2002 was $0.44 per share, which was less than the $0.50 per share exercise price of Mr. Mabie's options.

         During 1998, Mr. Mabie was granted an option to purchase 300,000 shares of common stock at $0.50 per share. The exercise price was equal to the closing price of the Company's common stock on the date of grant. The options expire ten years from the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 28, 2002 and ownership consists of sole voting and investment power.



                                                                         Beneficial         Percentage of
                                                  Relationship to        Ownership          Outstanding
      Name and Address                            Company                Common Stock(1)    Common Stock (2)
      ------------------------------------------- ---------------------- ------------------ --------------------

      Gifford M. Mabie........................    Sole Officer and           1,150,000 (3)                4.77%
      8908 S. Yale Ave. #409                      Director
      Tulsa, OK  74137

      Petroxx Resources, Inc..................    Beneficial Owner           1,264,666 (4)                5.25%
      11048 S. Jamestown
      Tulsa, OK  74137

      Rhonda R. Vincent.......................    Employee and               1,370,300 (3)                5.69%
      8908 S. Yale Ave. #409                      Beneficial Owner
      Tulsa, OK  74137

      Sole Officer and Director and Beneficial Owners
      as a Group (3 persons).........................................        3,888,466                   15.71%


(1) Includes shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within 60 days of March 28, 2002.

(2) For each shareholder listed above, his or her percentage of outstanding common stock was based on 24,088,457 shares issued and outstanding as of March 28, 2002, plus the shares which each shareholder has the right to acquire within 60 days of March 28, 2002.

(3) Includes options to purchase 300,000 shares of common stock exercisable at $0.50 per share. These options expire January 30, 2008.

(4) Includes warrants to purchase up to 632,333 shares of common stock at $0.50 per share exercisable on or before May 10, 2004.

Common Stock Options and Warrants Outstanding

         At March 31, 2002, the Company had outstanding options to purchase up to 1,000,000 shares of common stock at an exercise price of $0.50 and outstanding warrants to purchase up to 2,050,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. See Part F/S "Notes to Financial Statements".

Item 12.  Certain Relationships and Related Transactions

         During the past two years (from December 17, 1999 to December 31,
2001), there were the following related party transactions in excess of $60,000:

         On January 3, 2001, Gifford Mabie, our sole officer and director, and Thomas Coughlin, Rhonda Vincent and Vicki Pippin, our significant employees, each purchased 850,000 shares of common stock at $0.15 per share, which was the closing price of our common stock on the date of the transaction. Each person gave the Company an unsecured promissory note in the amount of $127,500. The notes are due February 23, 2008 and accrue interest at a rate of 8% per year.

         During 2001, Maxxon loaned $232,017 to related parties, of which $116,000 was repaid.

Item 13. Exhibits and Reports on Form 8-K

Exhibits:
         See  "Index to and Description of Exhibits"

Reports on Form 8-K:
         The Company had no Form 8-K filings during the fourth quarter of 2001.

Part F/S


                          INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Independent Auditors' Report.......................................................................      15

Balance Sheet At December 31, 2001.................................................................      16

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2001
And For The Years Ended December 31, 2001 and 2000................................................       17

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2001
And For The Years Ended December 31, 2001 and 2000.................................................      18

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through
December 31, 2001..................................................................................      19

Notes To Financial Statements From Inception (August 16, 1996) Through
December 31, 2001, And For The Years Ended December 31, 2001 and 2000..............................      20




                          INDEPENDENT AUDITORS' REPORT

  To the Shareholders of
  Maxxon, Inc.
  Tulsa, Oklahoma

     We have audited the accompanying balance sheet of Maxxon, Inc. (a development stage company) for the years ended December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and for the period from December 16, 1996 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxon, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from December 16, 1996 (inception) to December 31, 2001 in conformity with generally accepted accounting principles.




Sutton  Robinson Freeman & Co., P. C.
Certified Public Accountants

April 1, 2002

                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2001




                                                                 December 31,
                   ASSETS                                                2001
                                                                 ------------
Current assets
Cash                                                                 $ 56,674
Employee Advances                                                      16,584
Rent receivable- related parties (Note 5)                              41,170
Notes receivable- related parties (Note 3)                            162,560
                                                                 ------------
   Total current assets                                               276,988
                                                                 ------------

Property and Equipment, net of depreciation (Note 3)                   34,862
                                                                 ------------

Other assets
Patent Development                                                     10,000
Less amortization (Note 3)                                              1,426
                                                                 ------------
      Total Patent Development                                          8,574
                                                                 ------------
TOTAL ASSETS                                                        $ 320,424
                                                                 ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                             $ 84,160
Accrued Interest Payable                                                    -
                                                                 ------------
   Total current liabilities                                           84,160
                                                                 ------------
Total liabilities                                                      84,160
                                                                 ------------

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                         -
Common stock, $0.001 par value,
   75,000,000 shares authorized;
   24,088,440 shares issued and outstanding                            24,088
Common stock purchased by employees                                  (547,500)
Paid in capital                                                     9,749,687
Unamortized portion of compensation cost for options granted
   to non-employees and common stock issued for services           (1,048,754)
Deficit accumulated during the development stage                   (7,941,257)
                                                                 ------------
   Total shareholders' equity                                         236,264
                                                                 ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $ 320,424
                                                                 ============


   The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (August 16, 1996) Through December 31, 2001
               and For The Years Ended December 31, 2001 and 2000



                                        From inception
                                           (August 16,       Year Ended
                                         1996) through      December 31,      December 31,
                                     December 31, 2001              2001              2000
                                     -----------------      ------------      ------------
Revenue
Investment Income                            $ 170,753         $ 170,753               $ -
Other Income                                     3,807             3,807                 -
                                     -----------------      ------------      ------------
                                               174,560           174,560                 -
                                     -----------------      ------------      ------------

Expenses
Research and development                       687,345           325,999            61,749
General and administrative                   7,371,021         2,038,795         1,258,445
                                     -----------------      ------------      ------------
   Total operating expenses                  8,058,366         2,364,794         1,320,194
                                     -----------------      ------------      ------------
Operating loss                              (7,883,806)       (2,190,234)       (1,320,194)
                                     -----------------      ------------      ------------

Interest income                                 17,276             1,722                 -

Interest expense                                30,864             1,286            18,892

Depreciation and amortization                   43,863             9,287             8,773
                                     -----------------      ------------      ------------
Net loss from operations                  $ (7,941,257)     $ (2,199,085)     $ (1,347,859)

Weighted average shares
outstanding                                 15,152,517        21,667,726        12,660,494
                                     -----------------      ------------      ------------
Net loss per share (Note 1)                    $ (0.52)          $ (0.10)          $ (0.11)
                                     =================      ============      ============




The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (August 16, 1996) Through December 31, 2001
               and For The Years Ended December 31, 2001 and 2000



                                                   From Inception
                                                      (August 16,
                                                    1996) through      Year Ended       Year Ended
                                                     December 31,    December 31,     December 31,
                                                             2001            2001             2000
Operating activities
Net loss                                             $ (7,941,257)   $ (2,199,085)    $ (1,347,859)
Plus non-cash charges to earnings:
Depreciation and amortization                              35,870           9,966            7,532
Common stock issued for services                        1,154,307         297,650                -
Expenses paid by third parties                             57,134           7,500                -
Contribution of services by officer and employees         799,154               -          405,000
Services by officer and employees paid for
     with non-cash consideration                           87,500               -                -
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                   726,823         438,946                -
Write-off of organizational costs                           3,196               -            3,195
Write-off of zero value investments                       785,418               -          640,418
Compensation costs for stock options and warrants
granted to non-employees                                1,132,715         124,800                -
Change in working capital accounts:
   (Increase) decrease in receivables
     from related parties                                (220,314)       (159,227)         (29,200)
   (Increase) decrease in prepaid expenses                      -           2,255           23,450
   (Increase) decrease in other receivables              (176,577)              -                -
   Increase (decrease) in accounts payable
     and accrued liabilities                               37,001          49,606           17,520
      Total operating activities                       (3,419,030)     (1,427,589)        (279,944)

Investing activities
Purchase of equipment                                     (64,741)        (30,022)               -
Investment in syringe patent development                  (10,000)              -                -
Investment in Ives Health Company                        (251,997)              -                -
Investment in The Health Club                             (10,000)              -                -
      Total investing activities                         (336,738)        (30,022)               -

Financing activities
Loans from shareholders                                    13,907               -           19,369
Repayment of loans from shareholders                      (11,369)         (6,369)          (5,000)
Sale of common stock for cash:
   To third-party investors (prior to merger)             574,477               -                -
   To third-party investors                             2,572,845       1,604,700          181,000
   From exercise of stock options by third-parties        509,900               -                -
   Less:  Issue Costs                                    (102,318)        (85,575)               -
Convertible debentures issued for cash                    355,000               -                -
Payment of exclusive license note payable                (100,000)              -                -
      Total financing activities                        3,812,442       1,512,756          195,369

Change in cash                                             56,674          55,145          (84,575)
Cash at beginning of period                                     -           1,529           86,104

Cash at end of period                                    $ 56,674        $ 56,674          $ 1,529

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period      10,687               -           17,216

Non-cash financing and investing activities:
Common stock issued to founders                             7,000               -                -
Common stock issued in connection with merger
with Cerro Mining Corporation                                 300               -                -
Common stock issued in Ives merger                        346,262               -                -
Common stock subscriptions                                 69,800               -                -
Capitalized compensation cost for options granted       1,487,700       1,487,700
Common stock issued in exchange for promissory note       676,500         547,500                -
Common stock issued for payment of debt                    76,888           7,500           69,388
Common stock issued for convertible debentures            190,660               -                -
Common stock issued for services                          471,663         297,650                -
Common stock issued to pay Ives debt                       27,000               -                -




The accompanying notes are an integral part of the financial statements.

                                  Maxxon, Inc.
                           A Development Stage Company

                       Statements of Stockholders' Equity From inception (December 16, 1996) through December 31, 2000 and for the years ended December 31, 2000 and 1999

                                                                                                Accumulated
                                                                      Common Stock               during the
                                                 Note       Price     -------------    Paid-In  Development  Subscription
                                            Reference   per Share     Shares Amount    Capital        Stage    Receivable     Total
                                            ---------   ---------     ------ ------    -------  -----------  ------------ ----------

Balance at Inception (December 16, 1996)                      -           -      -          -        -                            -

Cerro Mining/Maxxon-OK Merger:
   Cerro Mining                                           $0.001     531,000    531       (231)                                 300
   Maxxon-OK:
       Shares issued to founders                 9        $0.001   7,000,000  7,000                                           7,000
       Shares sold for cash to third-party       9    0.90-$1.00     578,000    578    573,899                              574,477
Ives Transactions:
     Investment in Ives Health Company           4         $1.57     311,240    311    310,951                              311,261
     Investment in The Health Club               4          1.57      35,000     35     34,965                               35,000
     Conversion of Ives Debt                     4          1.46      18,513     19     26,981                               27,000
Issuance of Common Stock for:
     Cash from third-party investors            12         $1.62     218,569    219    353,501                              353,720
     Cash from related party                 12,15
     Promissory Notes                         3,12         $2.00      64,500     65    128,935                              129,000
     Subscriptions Receivable                12,15    1.22-$1.49      52,757     53     69,747                (69,800)            -
     Services Rendered                          12    1.38-$3.42      90,499     90    173,337                              173,427
     Debentures Converted                       14         $0.73     102,673    103     74,897                               75,000
Net Income (Loss) at December 31, 1997                                                            (795,375)                (795,375)
                                            ---------   --------- ---------- ------  ---------  -----------   ----------- ----------
Balance at December 31, 1997                                       9,002,751  9,003  1,746,982    (795,375)   (69,800)      890,809

Issuance of Common Stock for:
     Conversion of Ives Debt                     4    1.22-$1.28      44,827     45     54,955                               55,000
     Cash from third-party investor             12          1.82      50,000     50     90,950                               91,000
     Options exercised by
        third-parties for cash               12,13    0.50-$0.75     545,867    546    359,354                              359,900
     Options exercised by third-parties
         for services                        12,13         $0.75      24,133     24     18,076                               18,100
     Services Rendered by third-parties         12    0.46-$1.43     988,007    988    573,560                              574,549
     Debentures Converted by third parties      14         $0.50     548,574    549    274,451                              275,000
     Settlement with related party              15                   350,000    350                                             350
Certificates canceled:                          12                   (91,572)   (92)   (40,173)                             (40,265)
Value of Services Contributed by Officer
      and Employees                              1                                     114,154                              114,154
Compensation Cost for Stock Options Granted
      to Non-Employees                          13                                     918,187                              918,187
Cancellation of Subscriptions Receivable
      from related party                     12,15                                                              69,800       69,800
Net Income (Loss) at December 31, 1998                                                            (2,584,383)            (2,584,383)
                                            ---------   --------- ---------- ------  ---------  -----------   ----------- ----------
Balance at December 31, 1998                                      11,462,587 11,463  4,110,497    (3,379,758)        0       742,202

Issuance of Common Stock for:
     Cash from third-party investor             12    $0.70-$1.19    390,693    390    342,034                              342,424
Less: Issue Costs                                                                       (16,743)                            (16,743)
     Options exercised by
        third-parties for cash               12,13          $0.50    300,000    300    149,700                              150,000
     Services Rendered by third-parties         12    $1.00-$1.19    164,069    164    166,579                              166,743
Value of Services Contributed by Officer
      and Employees                              1                                     280,000                              280,000
Compensation Cost for Stock
 Options Granted to Non-Employees               13                                      89,728                               89,728
Net Income (Loss) at December 31, 1999                                                            (1,014,555)            (1,014,555)
                                            ---------   --------- ---------- ------  ---------  -----------   ----------- ----------
Balance at December 31, 1999                                      12,317,349 12,317  5,121,795    (4,394,313)        0       739,799

Issuance of Common Stock for:
     Cash from third-party investor             12    $0.25-$0.50    862,776    863    249,525                              250,388
Less: Issue Costs                                                                                                                 0
     Options exercised by
       third-parties for cash                                                                                                     0
     Services Rendered by third-parties                                                                                           0
Value of Services Contributed by Officer
      and Employees                              1                                     405,000                              405,000
Net Income (Loss) at December 31, 1999                                                            (1,347,859)            (1,347,859)
                                            ---------   --------- ---------- ------  ---------  -----------   ----------- ----------
Balance at December 31, 2000                                      13,180,125 13,180  5,776,320    (5,742,172)        0        47,328

Issuance of Common Stock for:
     Cash from third-party investor             12                 6,558,333  6,558  1,598,142                            1,604,700
     Purchased by Employees                                        3,650,000  3,650    543,850                 (547,500)          0
     Issued for Repayment of Debt                                     50,000     50      7,450                                7,500
     Less: Issue Costs                                                                 (85,575)                             (85,575)
     Services Rendered by third-parties                              450,000    450    422,000                              422,450
Compensation Cost of stock issued and
     options granted for services                                    200,000    200  1,487,500                            1,487,700
Compensation Cost of stock issued and
     options granted for services to be amortized                                   (1,048,754)                          (1,048,754)
Net Income (Loss) at December 31, 2001                                                            (2,199,085)            (2,199,085)
                                            ---------   --------- ---------- ------  ---------  -----------   ----------- ----------

Balance at December 31, 2001                                      24,088,458 24,088  8,880,933    (7,941,257)  (547,500)    236,264
                                            =========   ========= ========== ======  =========  ===========   =========== ==========


The accompanying notes are an integral part of the financial statements.

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2001


Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
Maxxon, Inc. ("Maxxon" or "the Company") owns the exclusive license to develop, manufacture and market a patented disposable safety syringe that retracts the needle into the barrel of the syringe after an injection has been given. The patent was published by the U.S. Patent and Trademark Office on February 27, 2001. The safety syringe requires FDA approval before it can be sold in the United States. The Company submitted its application for FDA approval on December 10, 2001

The Company was incorporated in the state of Nevada on August 16, 1996 as Cerro Mining Corporation ("Cerro"). On May 31, 1997, Cerro issued 7,578,000 shares of its common stock for all of the issued and outstanding common stock of Maxxon, Inc., a privately-held Oklahoma corporation ("Maxxon-OK"). Maxxon-OK ceased to exist as a result of the transaction and Cerro changed its name to Maxxon, Inc.

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

Compensation of Officers and Employees
Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. The fair value of their services was recorded as a capital contribution. For the year ended December 31, 2000 and for the period from inception to December 31, 2000, the Company recorded $405,000 and 799,154, respectively, as a capital contribution by its sole officer and director and its other employees in accordance with the Company's policy. On January 3, 2001, the Company entered into written employment agreements with Maxxon's sole officer and director, and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. As such, the Company has changed its method of accounting for the value of officers' salaries by accruing a liability for the value of their services instead of recording them as a capital contribution. For the year ended December 31, 2001, the Company had recorded salaries of $400,000 and had $33,333 of this amount remaining as an accrued liability.

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

Segment Information
Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended December 31, 2001 and 2000, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2001 and 2000 weighted average shares of 21,667,726 and 12,660,494 used respectively in the calculations of loss per share.

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

Intangible Assets
Intangible assets are stated at cost. The intangible asset of $10,000 at December 31, 2001 is for patent costs related to the Rippstein syringe. Amortization of these patent costs is for a period of 17 years, which is the life of a U.S. Patent.

New Accounting Standards
The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" during 1999. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. The Company will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company is currently evaluating the impact of SFAS No. 142 on its financial statements.

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which will adopt SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed

Of, and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which will adopt SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

Note 2 - Exclusive License

On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe that retracts the needle into the barrel of the syringe after use. In connection with the Rippstein License, the Company paid $10,000 for patent costs and agreed to pay $200,000 if all of the following events happen on or before September 30, 2001; (1) a U.S. patent is issued, (2) a fully functional and working prototype of the syringe is completed, and (3) FDA approval to sell the syringe in the U.S is obtained. However, in connection with the agreement, if FDA approval was not received by September 30, 2001, but the Company had begun selling syringes in places that did not require FDA approval, then the Company would pay the $200,000 out of the first net profits from the sale of those syringes. As of September 30, 2001, FDA approval to sell the syringes had not been received nor had sells commenced in places that do not require FDA approval. Therefore, Maxxon was relieved of its obligation to pay the $200,000 pursuant to the Exclusive License Agreement. The Company filed its application for approval of the safety syringe with the FDA on December 10, 2001.

The Rippstein License also provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary after both a working prototype syringe is developed and a U.S. patent is issued. Such royalties continue for the life of the last to expire patent. Maxxon also granted Mr. Rippstein and his two associates options to purchase a total of 1,600,000 shares of common stock of Maxxon at $0.50 per share, which was the closing price of Maxxon's common stock on the day the Rippstein License was signed. The options expire October 31, 2009 and are subject to certain vesting conditions. Details regarding the accounting treatment of the options granted, the subsequent transfer of the associates' options, and details regarding the vesting conditions are described in Note 7, "Stock Options."

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

 Computer equipment                      5 Years        $35,464.47
      Less: Accumulated Depreciation                     (5,858.94)
                                                     ---------------
                                                        $29,605.53
                                                     ---------------

 Furniture and fixtures                  5 Years         17,625.73
      Less: Accumulated Depreciation                    (13,820.81)
                                                     ---------------
                                                         $3,804.92
                                                     ---------------

 Leasehold improvements                  5 Years         11,650.82
      Less: Accumulated Depreciation                    (10,198.80)
                                                     ---------------
                                                         $1,452.02
                                                     ---------------

 Total Long-lived Assets                                $34,862.47
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

Note 4 - Income Taxes

The deferred tax assets and liabilities from Inception (August 16, 1996) to December 31, 2001 and at December 31, 2001 and 2000 are as follows:



                                            From Inception
                                               (August 16,
                                                  1996) to
                                              December 31,  December 31, 2001  December 31, 2001
                                                      2001
                                          ----------------- ------------------ ------------------

     Net operating loss carryforward          $(1,458,292)        $ (318,747)        $ (314,358)
     Less:  Valuation allowance                 1,458,292            318,747            314,358
                                          ----------------- ------------------ ------------------

              Net Deferred Tax Benefit            $     --           $     --           $     --


As of December 31, 2001, the Company had a net operating loss carry-forward of approximately $3,728,000.which will begin to expire in 2012. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

Note 5 - Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement
In connection with the Rippstein License, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary of the date when both a working prototype syringe is developed and a U.S. patent is issued. The date when both events occurred was March 1, 2001.

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

Patents
On February 27, 2001, the U.S. patent covering the safety syringe designed by Mr. Rippstein was published. On January 13, 2001, an application was filed for international patent protection, pursuant to the Patent Cooperation Treaty. There is no assurance that any international patents will issue. There is no assurance that the patent does not infringe on the rights of others.

Leases
Maxxon leases approximately 2,000 of commercial office space from Oklahoma National Bank under the terms of a five-year lease which expires May 31, 2002. The remaining minimum annual lease payments under the lease are scheduled as follows:

        For the Periods Ended
             December 31               Amount

                 2002                 $10,305

The office space is shared with other companies in which Maxxon's sole officer and director and its employees may be officers, directors, employees or shareholders. The value of the minimum lease payments is allocated among the companies and is recorded as a receivable to Maxxon on a quarterly basis. At December 31, 2001 and 2000, the rent due from the other companies, in total, was $41,170 and $19,200, respectively.

Amended Employment Agreements.
On January 3, 2001, we entered into written employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. These agreements were amended on August 8, 2001 with no substantive changes. The material terms of their respective employment agreements are the same, except that Mr. Mabie's employment agreement states he will not compete with the Company for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable.

The term of each employment agreement is for one year, ending January 3, 2002 with an automatic and continuous renewal for consecutive two year periods. Each agreement can be ended either by us or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary is accrued by the Company and paid in whole or in part as cash is available. If an employee resigns or is terminated for any reason, his or her accrued and unpaid salary plus severance pay ranging from three (3) months to twenty-four
(24) months, depending on the circumstances of his or her departure, will be due and payable within 30 days of his or her resignation or termination. Under each employment agreement, we provide certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation and sick leave. We will reimburse each employee for any reasonable and necessary business expenses, including travel and entertainment expenses that are necessary to carry out his or her duties. Each employee has the right to participate in other businesses as long as those businesses do not compete directly with us and so long as the employee devotes the necessary working time, as determined in his or her sole discretion, to our business activities. We will indemnify each employee for all legal expenses and liabilities incurred with any proceeding involving the employee by reason of his or her being an officer, director, employee or agent of the Company. We will pay reasonable attorney fees and expenses as incurred in the event that, in the employee's sole judgment, he or she needs to retain counsel or otherwise expend personal funds for his or her defense. If there is a change in control, each employee has the right to resign. A change in control is defined as a change in the majority of Directors within any twelve month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding common stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or if any other person or group acquires more than 50 percent of the voting capital.

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

On September 18, 2001, the Company agreed to issue 75,000 shares each to Marty Smith and Stuart Daley of Genesis Design Group for the 3cc safety syringe should the Company decide to proceed with single cavity molds and a working molded syringe is produced.

Note 6 - Common Stock and Paid-In Capital

Common Stock Transactions for the year ended December 31, 2001

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

During January 2001, the Company began a private offering of Units. Each Unit consisted of one share of common stock at $0.25 per share and one warrant to purchase an additional share of common stock at $0.50 per share on or before December 31, 2005. The Company sold 4,558,000 Units and received $1,139,500 in cash. The offering closed in April 2001. In connection with Units sold by RichMark Capital, a register broker dealer, the Company paid $33,000 in commissions.

On February 21, 2001, the Company issued a total of 100,000 shares of its common stock to Mary Smith and Stuart Daley of Genesis Design Group for their assistance in supervising the production of the molds and the testing of the syringes. The contract was valued at $25,000 using the closing price of out common stock on the date of the agreement, which was $0.25 per share.

On May 10, 2001, the Company sold 1,333,333 Units at $0.225 per Unit to Petroxx Resources, Inc., an Oklahoma corporation not affiliated with us. In connection with the transaction, the options previously granted to Mr. Carter and Mr. Keltner pursuant to the Rippstein License, which options were subsequently assigned by them to Petroxx, were cancelled (see Note 7). The Unit price was based upon a quoted market price of $0.36 per share, less a 35% discount because the common stock and warrants were restricted under Rule 144. Each Unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.36 per share on or before May 10, 2004.

On May 18, 2001, the Company sold 17,000 shares of its common stock and 17,000 warrants to an accredited investor at $0.60 per share, the quoted market price of the Company's common stock on the date of the transaction, for $10,200 in cash. The warrants expire December 31, 2005 and are exercisable at $1.20 per share.

On July 18, 2001, the Company issued 200,000 shares of common stock valued at $1.07 per share, the quoted market price of our common stock on the date of the transaction, to a consultant as payment for financial advisory and business consulting services.

On July 18, 2001, the Board granted options to certain consultants to purchase up to 1,250,000 shares of common stock at exercise prices ranging from $0.01 per share to $0.25 per share. The Company recorded $1,273,700 in compensation cost. For details about how we determined compensation cost, see Note 7. The Company is amortizing the cost over the life of the agreements, which is one year. The options expire July 18, 2002.

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

During November 2001, the Company issued sold 600,000 Unites to two accredited investors for $150,000 in cash. Each Unit consisted of one share of common stock at $0.25 per share and one warrant to purchase an additional share of common stock for $0.50 per share on or before December 31, 2005.

Common Stock Transactions for the year ended December 31, 2000

During 2000, the Company sold 724,000 Units to five existing investors at a price of $0.25 per Unit for $181,000 in cash. Each Unit consisted of one share of common stock and one warrant to purchase an additional share of stock for $1.00 per share on or before June 30, 2005. Subsequent to year end, the Company adjusted the exercise price of the purchase warrant to $0.50 per share and extended the exercise term to December 31, 2005 so that the terms of the warrants were consistent with those sold during 2001.

On July 1, 2000, the Company issued 138,776 shares of its common stock at $0.50 per share, which was the closing price of the Company's common stock on the date of issue, to Gifford Mabie, our sole officer and director, and Vicki Pippin, an employee, as repayment for $69,388 in loans they had made to the Company.

Note 7 - Stock Options

The Company's Incentive Stock Option Plan has 9,000,000 shares reserved for issuance. Under the Plan, employees have been granted options to purchase up to 1,000,000 shares of common stock on or before January 2008 at an exercise price of $0.50 per share. These employee options were granted during 1998. For the year ended December 31, 2001, there were no options granted, exercised or forfeited.


                                                     Weighted Average
                                                       Exercise Price
                                        Shares
                                   ------------    -------------------
Incentive Stock Option Plan:
  Employee Options Outstanding,
  At December 31, 2000               1,000,000                $  0.50
         Granted                            --                     --
         Exercised                          --                     --
         Forfeited                          --                     --
                                   ------------    -------------------
  Outstanding, December 31, 2001     1,000,000                $  0.50
                                   ------------    -------------------
  Exercisable, December 31, 2001     1,000,000                $  0.50
                                   ------------    -------------------


The following table shows non-employee stock option activity for the year ended December 31, 2001:

on-Employee Stock Options:
                                                       Weighted Average
                                                         Exercise Price
                                          Shares
                                    -------------    -------------------

 Outstanding, December 31, 2000        1,600,000                $  0.50
        Granted                        1,250,000                $  0.06
        Exercised                             --                     --
        Forfeited                        (800,000)              $  0.50
                                    -------------    -------------------
 Outstanding, December 31, 2001        2,050,000                $  0.23
                                    -------------    -------------------

 Exercisable at December 31, 2000        640,000                $  0.50
        Vested upon grant              1,250,000                $  0.06
        Vested upon events               320,000                $  0.50
        Cancelled                        (480,000)              $  0.50
                                    ------------- -- -------------------
 Exercisable, December 31, 2001        1,730,000                $  0.18
                                    -------------    -------------------

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

On November 18, 1999, the Board granted to Mr. Rippstein and his associates, Mr. Carter and Mr. Keltner, options to purchase a total of 1,600,000 shares of common stock of Maxxon at an exercise price of $0.50 per share, which was greater than the quoted market price of our common stock on the day the Rippstein License was signed. Of the 1,600,000 options granted, 800,000 were granted to Mr. Rippstein, and 400,000 were granted each to Mr. Carter and Mr. Keltner. Subsequently, Mr. Carter and Mr. Keltner assigned various interests to their options to Petroxx Resources, Inc., an Oklahoma corporation not affiliated with Maxxon. In May, 2001, the Company entered into a settlement agreement with Petroxx in which the options assigned to them by Mr. Carter and Mr. Keltner were cancelled (see Note 6). Of the options cancelled, 480,000 were exercisable. As a result, the only options outstanding pursuant to the Rippstein License as of December 31, 2001 were the 800,000 options that were granted to Mr. Rippstein.

The options granted pursuant to the. Rippstein License expire October 31, 2009 and become exercisable in stages upon the occurrence of the following events:
(1) 1/5 of the options were exercisable upon signing of the license on November 18, 1999; (2) 1/5 of the options were exercisable on December 13, 2000 when a fully working safety syringe was produced (3) 1/5 of the options were exercisable on February 27, 2001, when a U.S. Patent covering the Rippstein Syringe was issued; (4) 1/5 of the options become exercisable when the first syringe is produced from the hard production molds and is ready for full scale production; and (5) 1/5 of the options become exercisable when FDA approval is obtained. In any event, all of the options become exercisable, even if the events described in items (1) through (5) do not occur beforehand, if Maxxon sells the Rippstein Syringe Technology or if the Company is acquired by another company.

As of December 31, 2001, 480,000 of Mr. Rippstein's 800,000 options were exercisable. During the year ended December 31, 2001, an additional 160,000 of his options became exercisable when the patent was issued for the syringe. At the same time, 160,000 options to Mr. Keltner and Mr. Carter became exercisable, but were subsequently cancelled pursuant to the Petroxx agreement. The Company recognized compensation cost for all 320,000 options. Compensation cost was based on an estimated fair value of $0.39 per share, or $124,800. The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price on February 27, 2001 of $0.39 per share; risk-free interest rate of 4.0%; expected dividend yield of 0.0; expected life of 8.68 years; and estimated volatility of 140%.

The following table summarizes information about stock options outstanding at December 31, 2001:




                                    Options Outstanding                    Options Exercisable
                        --------------------------------------------    ---------------------------
                                           Weighted
                                            Average         Weighted                      Weighted
                               Number     Remaining          Average          Number       Average
Range                     Outstanding   Contractual         Exercise     Exercisable      Exercise
of Exercise Prices        at 12/31/01          Life            Price     at 12/31/01         Price


Employees:
      $0.50                 1,000,000     6.13 Years          $0.50        1,000,000         $0.50
Non-Employees:
      $0.01                 1,000,000     0.55 Years          $0.01        1,000,000         $0.01
      $0.50                   250,000     0.55 Years          $0.25          250,000         $0.25
      $0.50                   800,000     7.84 Years          $0.28          480,000         $0.50



Note 8 - Related Party Transactions

The Company's officer and director and its employees may also be officers, directors, employees or consultants of other companies. The Company shares staff, office space and other administrative expenses with these other companies and from time to time borrows from and makes cash advances to the other companies. These transactions could result in the operating results or financial position of the Company being significantly different from that if the Company were autonomous. As of December 31, 2001, the Company was due $162,560 from these other companies.

Note 9 - Subsequent Events

On October 31, 2001, Morgan-Phillips, Inc. ("MPI") filed suit against the Company for breach of contract. The petition alleged that MPI performed investor relations services during 1998, 1999, 2000 and 2001 for which it was not paid. The petition sought payment of approximately $850,000 plus damages and attorney fees from the Company and MPI indicated verbally that such payment should be in the form of Maxxon common stock. While the Company recognized that Morgan Phillips performed investor relations services for the years 1998, 1999, 2000 and 2001, the Company denied many of the allegations set forth in the petition. On January 3, 2002, the district court of Tulsa County, State of Oklahoma approved a confidential settlement of a lawsuit.

On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiffs, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000.00 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend itself.




Index to and Description of Exhibits

EX
No.                                             Description of Exhibit


2.1        Amended Articles of Incorporation (filed as Exhibit 2.1 to our Amended Form 10-SB filed August
           15, 2001)

2.2        Bylaws (filed as Exhibit 2.2 to our Amended Form 10-SB filed August 15, 2001)

4.1        Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999

10.1       1998 Incentive Stock Option Plan (filed as Exhibit 6.1 to our Form 10-SB filed December 23, 1999

10.2       Form of Incentive Stock Option Agreement (filed as Exhibit 6.2 to our Form 10-SB filed December
           23, 1999)

10.3       Form of Officer/Director Indemnification Agreement (filed as Exhibit 6.3 to our Form 10-SB filed
           December 23, 1999)

10.4       Development Agreement among Maxxon, Texas Applied Biotechnology Services, Inc. and Hartzell
           Manufacturing, dated June 9, 1998 (filed as Exhibit 6.4 to our Form 10-SB filed December 23,
           1999)

10.5       Exclusive License Agreement between Harry Kaufhold and Maxxon dated April 30, 1997 (filed as
           Exhibit 6.5 to our Form 10-SB filed December 23, 1999)

10.6       Agreement and Plan of Merger between Cerro Mining Corporation and Maxxon, Inc. dated May 9, 1997
           (filed as Exhibit 6.6 to our Form 10-SB filed December 23, 1999)

10.7       Agreement and Plan of Exchange between Maxxon, Inc. and Ives Health Company, as amended (filed as Exhibit 6.7 to our Form 10-SB filed December 23, 1999)

10.8       Rescission Agreement dated December 31, 1997 among Keith Ives, Ives Health Company, Inc. Gifford
           Mabie and Maxxon, Inc. (filed as Exhibit 6.8 to our Form 10-SB filed December 23, 1999)

10.9       Exclusive License Agreement between Wayland Rippstein, Ken Keltner,
           Lynn Carter and Maxxon dated November 18, 1999 (filed as Exhibit 6.9 to our Form 10-SB filed December 23, 1999)

10.10 Technical Consulting Agreement between Wayland Rippstein and Maxxon dated November 18, 1999 (filed as Exhibit 6.10 to our Form 10-SB filed December 23, 1999)

10.11 Form of Stock Option Agreement between Rippstein, Keltner and Carter and Maxxon dated November 18, 1999 (filed as Exhibit 6.11 to our Form
           10-SB filed December 23, 1999)





EX
No.                                             Description of Exhibit

10.13 Broker-Dealer Selling Agreement between RichMark Capital Corporation and Maxxon dated December 18, 2000 (filed as Exhibit 10.12 to our
           Form 10-KSB filed April 16, 2001)

10.14      Employment Agreement between Gifford M. Mabie and Maxxon dated January 3, 2001 (filed as Exhibit
           10.13 to our Form 10-KSB filed April 16, 2001)

10.15      Employment Agreement between Dr. Thomas Coughlin and Maxxon dated January 3, 2001 (filed as
           Exhibit 10.14 to our Form 10-KSB filed April 16, 2001)

10.16      Employment Agreement between Rhonda Vincent and Maxxon dated January 3, 2001 (filed as Exhibit
           10.15 to our Form 10-KSB filed April 16, 2001)

10.17      Employment Agreement between Vicki Pippin and Maxxon dated January 3, 2001 (filed as Exhibit
           10.16 to our Form 10-KSB filed April 16, 2001)

10.18      Development Agreement between Stuart Daley and Marty Smith of Genesis
           Design Group and Maxxon dated February 21, 2001 (filed as Exhibit
           10.17 to our Form 10-KSB filed April 16, 2001)

10.19      Consulting Agreement between Stuart Daley and Marty Smith of Genesis
           Design Group and Maxxon dated February 22, 2001 (filed as Exhibit
           10.18 to our Form 10-KSB filed April 16, 2001)

10.20      Settlement Agreement between Petroxx Resources, Inc. and Maxxon submitted pursuant to Rule 406.

10.21      Consulting Agreement between Dean Guise and Maxxon dated July 18, 2001 (filed as Exhibit 6.21 to our Amended Form 10-SB filed August 15, 2001)

10.22      Consulting Agreement between Mansfield Garrett and Maxxon dated July 18, 2001 (filed as Exhibit
           6.22 to our Amended Form 10-SB filed August 15, 2001)

10.23      Consulting Agreement between Broadway Financial and Maxxon dated July 18, 2001 (filed as Exhibit
           6.23 to our Amended Form 10-SB filed August 15, 2001)

10.24      Amended Employment Agreement between Maxxon and Gifford Mabie (filed as Exhibit 10.22 to our
           Form 10-QSB filed August 21, 2001)

10.25      Amended Employment Agreement between Maxxon and Dr. Thomas Coughlin (filed as Exhibit 10.23 to our Form 10-QSB filed August 21, 2001)

10.26      Amended Employment Agreement between Maxxon and Rhonda Vincent (filed as Exhibit 10.24 to our
           Form 10-QSB filed August 21, 2001)

10.27      Amended Employment Agreement between Maxxon and Vicki Pippin (filed as Exhibit 10.25 to our Form
           10-QSB filed August 21, 2001)

23.0*      Consent from Sutton, Robinson, Freeman and Associates, P.C.


* Included as an exhibit with this Form 10-KSB filing.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MAXXON, INC.


                            /s/ GIFFORD M. MABIE
                            -------------------------------------------------
                            By:  Gifford M. Mabie, Sole Officer and Director

April 1, 2002