Form 10QSB
period 2002-03-31
MAXXON INC
filed 2002-05-15
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
                  For the quarterly period ended March 31, 2002

                                       OR

 Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
            For the Transition Period from ___________ to____________


                         Commission File Number 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

             Nevada                                      73-1526138
--------------------------------                ----------------------------
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

Yes  X            No   __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 24,088,440 shares of Common Stock, $0.001 par value, outstanding as of May 1, 2002.

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                          Index to Financial Statements
Balance Sheet at March 31, 2002 (Unaudited)..................................................    3

Statements of Operations for the period from inception (December 16, 1996) to March 31, 2002
(unaudited) and for the three months ended March 31, 2002 and 2001 (Unaudited)...............    4

Statements of Cash Flows for the period from inception (December 16, 1996) to March 31, 2002
(Unaudited) and for the three months ended March 31, 2002 and 2001 (Unaudited)...............    5

Notes to Financial Statements (Unaudited)....................................................    6


                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                           March 31, 2002 (Unaudited)





                   ASSETS                                       March 31, 2002
                                                                --------------
Current assets
Cash                                                                   $ 1,371
Employee Advances                                                        4,000
Rent receivable- related parties (Note 5)                               30,045
Notes receivable- related parties (Note 3)                             155,943
                                                                --------------
   Total current assets                                                191,359
                                                                --------------
Property and Equipment, net of depreciation (Note 3)                    33,858
                                                                --------------
Other assets
Patent Development                                                      10,000
Less amortization (Note 3)                                              (1,574)
                                                                --------------
      Total Patent Development                                           8,426
                                                                --------------
TOTAL ASSETS                                                         $ 233,643
                                                                ==============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                              $ 65,082
Accrued Salaries                                                       133,333
Related Party Payables                                                   7,476
                                                                --------------
   Total current liabilities                                           205,891
                                                                --------------
Total liabilities                                                      205,891

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares
   issued and outstanding                                                    -
Common stock, $0.001 par value,
   75,000,000 shares authorized; 24,088,440 shares
   issued and outstanding                                               24,088
Common stock purchased by employees                                   (521,484)
Paid in capital                                                      9,749,687
Unamortized portion of compensation cost for options granted
   to non-employees and common stock issued for services              (809,329)
Deficit accumulated during the development stage                    (8,415,210)
                                                                --------------
   Total shareholders' equity                                           27,752
                                                                --------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       $ 233,643
                                                                ==============


The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (August 16, 1996) Through March 31, 2002 and
         For The Three Months Ended March 31, 2002 and 2001 (Unaudited)



                                        From inception
                                           (August 16,           Three Months Ended
                                         1996) through      ---------------------------------
                                        March 31, 2002      March 31, 2002     March 31, 2001
                                        --------------      --------------     --------------
Revenue
Investment Income                            $ 170,753                 $ -          $ 169,753
Other Income                                     3,807                   -                 40
                                        --------------      --------------     --------------
                                               174,560                   -            169,793
                                        --------------      --------------     --------------
Expenses
Research and development                       728,200              40,855             79,164
General and administrative                   7,800,656             429,635            364,320
                                        --------------      --------------     --------------
   Total operating expenses                  8,528,856             470,490            443,484
                                        --------------      --------------     --------------
Operating loss                              (8,354,296)           (470,490)          (273,691)

Interest income                                 17,276                   -                 63

Interest expense                                30,874                  10              1,286

Depreciation and amortization                   47,316               3,453              1,883
                                        --------------      --------------     --------------
Net loss from operations                  $ (8,415,210)         $ (473,953)        $ (276,797)
                                        --------------      --------------     --------------
Weighted average shares
outstanding                                 15,827,447          24,088,456         17,632,124
                                        --------------      --------------     --------------
Net loss per share (Note 1)                    $ (0.53)            $ (0.02)           $ (0.02)
                                        --------------      --------------     --------------




The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (August 16, 1996) Through March 31, 2002 and
         For The Three Months Ended March 31, 2002 and 2001 (Unaudited)




                                                         From Inception
                                                            (August 16,
                                                          1996) through
                                                         March 31, 2002     March 31, 2002    March 31, 2001
                                                         --------------     --------------    --------------
Operating activities
Net loss                                                   $ (8,415,210)        $ (473,953)       $ (276,797)
Plus non-cash charges to earnings:
Depreciation and amortization                                    39,323              3,453             1,883
Common stock issued for services                              1,154,307                  -                 -
Expenses paid by third parties                                   57,134                  -                 -
Contribution of services by officer
   and employees                                                799,154                  -           100,000
Services by officer and employees paid for
     with non-cash consideration                                 87,500                  -           124,800
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                         966,248            239,425                 -
Write-off of organizational costs                                 3,196                  -                 -
Write-off of zero value investments                             785,418                  -                 -
Compensation costs for stock options and warrants
granted to non-employees                                      1,132,715                  -                 -
Change in working capital accounts:
   (Increase) decrease in receivables
      from related parties                                     (189,988)            30,326           (51,116)
   (Increase) decrease in prepaid expenses                            -                  0           (32,640)
   (Increase) decrease in other receivables                    (176,577)                 -                 -
   Increase (decrease) in accounts
    payable and accrued liabilities                             258,732            121,731           (25,623)
                                                         --------------     --------------    --------------
      Total operating activities                             (3,498,048)           (79,018)         (159,493)
                                                         --------------     --------------    --------------
Investing activities
Purchase of equipment                                           (67,042)            (2,301)                -
Investment in syringe patent development                        (10,000)                 -                 -
Investment in Ives Health Company                              (251,997)                 -                 -
Investment in The Health Club                                   (10,000)                 -                 -
                                                         --------------     --------------    --------------
      Total investing activities                               (339,039)            (2,301)                -
                                                         --------------     --------------    --------------
Financing activities
Loans from shareholders                                          13,907                  -                 -
Repayment of loans from shareholders                            (11,369)                 -            (6,369)
Repayments of Promissory Notes                                   26,016             26,016
Sale of common stock for cash:
   To third-party investors (prior to merger)                   574,477                  -                 -
   To third-party investors                                   2,572,845                  -           534,500
   From exercise of stock options by third-parties              509,900                  -                 -
   Less:  Issue Costs                                          (102,318)                 -           (33,000)
Convertible debentures issued for cash                          355,000                  -                 -
Payment of exclusive license note payable                      (100,000)                 -                 -
                                                         --------------     --------------    --------------
      Total financing activities                              3,838,458             26,016           495,131
                                                         --------------     --------------    --------------
Change in cash                                                    1,371            (55,303)          335,638
Cash at beginning of period                                           -             56,674             1,529
                                                         --------------     --------------    --------------
Cash at end of period                                           $ 1,371            $ 1,371         $ 337,167
                                                         ==============     ==============    ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period            27,903                  -            17,216

Non-cash financing and investing activities:
Common stock issued to founders                                   7,000                  -                 -
Common stock issued in connection with merger
with Cerro Mining Corporation                                       300                  -                 -
Common stock issued in Ives merger                              346,262                  -                 -
Common stock subscriptions                                       69,800                  -                 -
Capitalized compensation cost for options granted             1,487,700                  -
Common stock issued in exchange for promissory note             676,500                  -           547,500
Common stock issued for payment of debt                          76,888                  -                 -
Common stock issued for convertible debentures                  190,660                  -                 -
Common stock issued for services                                471,663                  -                 -
Common stock issued to pay Ives debt                             27,000                  -                 -




The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 2002

                                        5
Note 1 - Summary of Significant Accounting Policies

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

Compensation of Officers and Employees
Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. The fair value of their services was recorded as a capital contribution. For the year ended December 31, 2000 and for the period from inception to December 31, 2000, the Company recorded $405,000 and 799,154, respectively, as a capital contribution by its sole officer and director and its other employees in accordance with the Company's policy. On January 3, 2001, the Company entered into written employment agreements with Maxxon's sole officer and director, and certain employees. These agreements designate specific salaries for those individuals and require that the salaries be paid in 24 semi-monthly installments. As of March 31, 2002, the Company owed $133,333 pursuant to the employment agreements, of which $100,000 was accrued during the three months ended March 31, 2002, and $33,333 was accrued during the three months ended December 31, 2001.

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

Segment Information
Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The
Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three months ended March 31, 2002 and 2001, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2002 and 2001 weighted average shares of 24,088,456 and 17,632,124 used respectively in the calculations of loss per share.

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

Intangible Assets
Intangible assets are stated at cost. The intangible asset of $10,000 at March 31, 2002 is for patent costs related to the Rippstein syringe. Amortization of these patent costs is for a period of 17 years, which is the life of a U.S. Patent.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill And Other Intangible Assets", and SFAS No. 143, "Accounting For Asset Retirement Obligations". SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets", and primarily addresses accounting for goodwill and intangible assets subsequent to acquisition. Under SFAS No. 142, goodwill and separately identified intangible assets with indefinite lives will no longer be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Separately identified intangible assets not deemed to have indefinite lives will continue to be amortized over their useful lives. SFAS No. 142 applies to all goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company adopted SFAS No. 142 on January 1, 2002, and after an evaluation of the effects determined that its intangible asset did have a definite life and therefore would continue to be amortized over its original life.

SFAS No. 143 requires that entities record as a liability obligations associated with the retirement of a tangible long-lived asset when such obligations are incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002, however, earlier application is encouraged. The Company, which adopted SFAS No. 143 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 143 on its financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, and APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business, And Extraordinary, Unusual And Infrequently Occurring Events And Transactions". SFAS No. 144 establishes an accounting model based on SFAS No. 121 for long-lived assets to be disposed of by sale, previously accounted for under APB Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The Company, which adopted SFAS No. 144 on January 1, 2002, does not expect a material impact from the adoption of SFAS No. 144 on its financial statements.

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

The Rippstein License also provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary after both a working prototype syringe is developed and a U.S. patent is issued. Such royalties continue for the life of the last to expire patent. A working prototype of the syringe was completed on August 16, 2001 and a U.S. Patent was published on Februrary 27, 2001. Maxxon also granted Mr. Rippstein and his two associates options to purchase a total of 1,600,000 shares of common stock of Maxxon at $0.50 per share. Details regarding the accounting treatment of the options granted, the subsequent transfer of the associates' options, and the vesting conditions are described in Note 7, "Stock Options."

Note 3 - Long-lived Assets

Property, plant and equipment, including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

Computer equipment                         5 Years           $37,765.28
     Less: Accumulated Depreciation                           (7,700.24)
                                                          ---------------
                                                             $30,065.04
                                                          ---------------
Furniture and fixtures                     5 Years            17,625.73
     Less: Accumulated Depreciation                          (14,702.09)
                                                          ---------------
                                                              $2,923.64
                                                          ---------------
Leasehold improvements                     5 Years            11,650.82
     Less: Accumulated Depreciation                          (10,781.34)
                                                          ---------------
                                                                $869.48
                                                          ---------------
Total Long-lived Assets                                      $33,858.16
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

Note 4 - Income Taxes

The deferred tax assets and liabilities from Inception (August 16, 1996) to March 31, 2002 and at March 31, 2002 and 2001 are as follows:



                                     From Inception
                                        (August 16,
                                           1996) to
                                     March 31, 2002     March 31, 2002     March 31, 2001
                                    ---------------- ------------------ ------------------

 Net operating loss carryforward       $(1,600,478)        $ (142,186)         $ (53,039)
 Less:  Valuation allowance              1,600,478            142,186             53,039
                                    ---------------- ------------------ ------------------

          Net Deferred Tax Benefit         $     --           $     --           $     --



As of March 31, 2002, the Company had a net operating loss carry-forward of approximately $4,202,000.which will begin to expire in 2012. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

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

Leases
Maxxon leases approximately 2,000 of commercial office space from Oklahoma National Bank under the terms of a five-year lease which expires May 31, 2002. The remaining minimum annual lease payments under the lease are scheduled as follows:

    For the Periods Ended
         December 31                  Amount
    ---------------------            --------
             2002                    $10,305

The office space is shared with other companies in which Maxxon's sole officer and director and its employees may be officers, directors, employees or shareholders. The value of the minimum lease payments is allocated among the companies and is recorded as a receivable to Maxxon on a quarterly basis. At March 31, 2002, the rent due from the other companies, in total, was $30,045.

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

Note 6 - Common Stock and Paid-In Capital

There were no common stock transactions during the three months ended March 31, 2002.

Note 7 - Stock Options

The Company's Incentive Stock Option Plan has 9,000,000 shares reserved for issuance. Under the Plan, employees have been granted options to purchase up to 1,000,000 shares of common stock on or before January 2008 at an exercise price of $0.50 per share. These employee options were granted during 1998. For the three months ended March 31, 2002, there were no options granted, exercised or forfeited.

                                                           Weighted Average
                                                             Exercise Price
                                              Shares
                                      ---------------    -------------------
 Incentive Stock Option Plan:
   Employee Options Outstanding,
   At December 31, 2001                    1,000,000                $  0.50
          Granted                                 --                     --
          Exercised                               --                     --
          Forfeited                               --                     --
                                      ---------------    -------------------
   Outstanding, March 31, 2002             1,000,000                $  0.50
                                      ---------------    -------------------
   Exercisable, March 31, 2002             1,000,000                $  0.50
                                      ---------------    -------------------


The following table shows non-employee stock option activity for the three months ended March 31, 2002:


Non-Employee Stock Options:
                                                         Weighted Average
                                                           Exercise Price
                                            Shares
                                        -----------    -------------------

  Outstanding, December 31, 2001         2,050,000                $  0.23
         Granted                                --                     --
         Exercised                              --                     --
         Forfeited                              --                     --
                                        -----------    -------------------
  Outstanding, March 31, 2002            2,050,000                $  0.23
                                        -----------    -------------------

  Exercisable at December 31, 2001       1,730,000                $  0.18
         Vested upon grant                      --                     --
         Vested upon events                     --                     --
         Cancelled                              --                     --
                                        ----------- -- -------------------
  Exercisable, March 31, 2002            1,730,000                $  0.18
                                        -----------    -------------------

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

On November 18, 1999, the Board granted to Mr. Rippstein and his associates, Mr. Carter and Mr. Keltner, options to purchase a total of 1,600,000 shares of common stock of Maxxon at an exercise price of $0.50 per share, which was greater than the quoted market price of our common stock on the day the Rippstein License was signed. Of the 1,600,000 options granted, 800,000 were granted to Mr. Rippstein, and 400,000 were granted each to Mr. Carter and Mr. Keltner. Subsequently, Mr. Carter and Mr. Keltner assigned various interests to their options to Petroxx Resources, Inc., an Oklahoma corporation not affiliated with Maxxon. In May, 2001, the Company entered into a settlement agreement with Petroxx in which the options assigned to them by Mr. Carter and Mr. Keltner were cancelled (see Note 6). Of the options cancelled, 480,000 were exercisable. As a result, the only options outstanding pursuant to the Rippstein License as of March 31, 2002 were the 800,000 options that were granted to Mr. Rippstein.

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

As of March 31, 2002, 640,000 of Mr. Rippstein's 800,000 options were exercisable. During 2001, 160,000 options to Mr. Keltner and Mr. Carter became exercisable, but were subsequently cancelled pursuant to the Petroxx agreement. The Company recognized compensation cost for the 160,000 options. Compensation cost was based on an estimated fair value of $0.39 per share, or $124,800. The estimated fair value was calculated using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.50 per share; stock price on February 27, 2001 of $0.39 per share; risk-free interest rate of 4.0%; expected dividend yield of 0.0; expected life of 8.68 years; and estimated volatility of 140%.

The following table summarizes information about stock options outstanding at March 31, 2002:


                                  Options Outstanding                Options Exercisable
                        ---------------------------------------    ------------------------
                                           Weighted
                                            Average    Weighted                   Weighted
                               Number     Remaining     Average          Number    Average
Range                     Outstanding   Contractual    Exercise     Exercisable   Exercise
of Exercise Prices        at 03/31/02          Life       Price     at 03/31/02      Price
------------------      -------------   -----------    --------    ------------   --------
Employees:
      $0.50                 1,000,000     5.88 Years     $0.50        1,000,000      $0.50
Non-Employees:
      $0.01                 1,000,000     0.29 Years     $0.01        1,000,000      $0.01
      $0.50                   250,000     0.29 Years     $0.25          250,000      $0.25
      $0.50                   800,000     7.59 Years     $0.28          480,000      $0.50


Note 8 - Related Party Transactions

The Company's officer and director and its employees may also be officers, directors, employees or consultants of other companies. The Company shares staff, office space and other administrative expenses with these other companies and from time to time borrows from and makes cash advances to the other companies. These transactions could result in the operating results or financial position of the Company being significantly different from that if the Company were autonomous. As of March 31, 2002, the Company was due $155,943 from these other companies.

Note 9 - Uncertainties

On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiffs, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000.00 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend against the claims.

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

                            PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiffs, committed a breach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000.00 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's claims are without merit and intends to vigorously defend against the claims.

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

                                    MAXXON, INC.


                                    /s/ Gifford M. Mabie
                                    --------------------
                                    Gifford M. Mabie
                                    President

Date:  May 15, 2002