Form 10QSB
period 2002-06-30
MAXXON INC
filed 2002-08-19
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002

                                       OR

            [ ] Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
            For the Transition Period from ___________ to____________


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

             Nevada                                          73-1526138
---------------------------------                      -----------------------
(State or other jurisdiction of                        (IRS Employer I.D. No.)
 incorporation or organization)

                            9202 South Toledo Avenue
                              Tulsa, Oklahoma 74137
              (Address of principal executive offices and Zip Code)

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

Yes  X            No   __
     --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 27,689,339 shares of Common Stock, $0.001 par value, outstanding as of August 1, 2002.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at June 30, 2002 (Unaudited)..........................................................     3

Statements of Operations For The Period From Inception (August 16, 1996) To June 30, 2002 And
For The Six Months And Three Months Ended June 30, 2002 and 2001 (Unaudited)........................     4

Statements of Cash Flows For The Period From Inception (August 16, 1996) to March 31, 2002 And
For The Six Months Ended Ended June 30, 2002 and 2001 (Unaudited)...................................     5

Notes to the Financial Statements (Unaudited).......................................................     6


                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                            June 30, 2002 (Unaudited)




                                                               June 30, 2002
                                                               -------------
                   ASSETS
Current assets
Cash                                                                 $ 5,543
Employee Advances                                                      4,000
Rent receivable- related parties (Note 5)                             32,518
Notes receivable- related parties (Note 3)                           146,343
                                                               -------------
   Total current assets                                              188,404
                                                               -------------

Property and Equipment, net of depreciation (Note 3)                  28,746
                                                               -------------
Other assets
Patent Development                                                    10,000
Less amortization (Note 3)                                            (1,721)
                                                               -------------
      Total Patent Development                                         8,279
                                                               -------------

TOTAL ASSETS                                                       $ 225,429
                                                               =============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                            $ 73,049
Accrued Salaries                                                     233,333
Related Party Payables                                                45,114
                                                               -------------
   Total current liabilities                                         351,496
                                                               -------------
Total liabilities                                                    351,496
                                                               -------------

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares
   issued and outstanding                                                  -
Common stock, $0.001 par value,
   75,000,000 shares authorized; 24,788,440
   shares issued and outstanding                                      24,788
Common stock purchased by employees                                 (457,197)
Paid in capital                                                    9,923,987
Unamortized portion of compensation cost for options granted
   to non-employees and common stock issued for services            (569,904)
Deficit accumulated during the development stage                  (9,047,741)
                                                               -------------
   Total shareholders' equity                                       (126,067)
                                                               -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $ 225,429
                                                               =============



The accompanying notes are an integral part of the financial statements



                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (August 16, 1996) Through June 30, 2002 and
               For The Six Months Ended June 30, 2002 and 2001 and
          For The Three Months Ended June 30, 2002 and 2001 (Unaudited)



                                From inception
                                   (August 16,         Six Months Ended                 Three Months Ended
                                 1996) through    ------------------------------   -------------------------------
                                 June 30, 2002    June 30, 2002    June 30, 2001   June 30, 2002     June 30, 2001
                                --------------    -------------    -------------   -------------     -------------
Revenue
Investment Income                    $ 170,753              $ -        $ 170,753             $ -           $ 1,000
Other Income                             3,807                -            5,498               -             5,395
                                --------------    -------------    -------------   -------------     -------------
                                       174,560                -          176,251               -             6,395
                                --------------    -------------    -------------   -------------     -------------
Expenses
Research and development               756,730           69,385          170,969          28,530            91,805
General and administrative           8,399,379        1,028,358          876,180         598,723           511,798
                                --------------    -------------    -------------   -------------     -------------
   Total operating expenses          9,156,109        1,097,743        1,047,149         627,253           603,603
                                --------------    -------------    -------------   -------------     -------------
Operating loss                      (8,981,549)      (1,097,743)        (870,898)       (627,253)         (597,208)

Interest income                         17,276                -            1,691               -             1,628

Interest expense                        30,893               29            1,286              19                 -

Loss on disposal of assets               2,006            2,006                -           2,006                 -

Depreciation and amortization           50,569            6,706            3,835           3,253             1,952
                                --------------    -------------    -------------   -------------     -------------
Net loss from operations          $ (9,047,741)    $ (1,106,484)      $ (874,328)     $ (632,531)       $ (597,532)
                                ==============    =============    =============   =============     =============
Weighted average shares
outstanding                         15,875,886       24,757,517       19,843,337      24,788,456        22,051,496
                                --------------    -------------    -------------   -------------     -------------
Net loss per share (Note 1)            $ (0.57)         $ (0.04)         $ (0.04)        $ (0.03)          $ (0.03)
                                --------------    -------------    -------------   -------------     -------------






The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (August 16, 1996) Through June 30, 2002 and
           For The Six Months Ended June 30, 2002 and 2001 (Unaudited)




                                                                    From Inception
                                                                       (August 16,        Six Months Ended
                                                                     1996) through   ----------------------------
                                                                     June 30, 2002   June 30, 2002  June 30, 2001
                                                                    --------------   -------------  -------------
Operating activities
Net loss                                                              $ (9,047,741)   $ (1,106,484)    $ (874,328)
Plus non-cash charges to earnings:
Depreciation and amortization                                               42,575           6,705          3,835
Common stock issued for services                                         1,329,307         175,000        124,800
Expenses paid by third parties                                              57,134               -              -
Contribution of services by officer and employees                          799,154               -
Services by officer and employees paid for
     with non-cash consideration                                            87,500               -
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                  1,205,673         478,850              -
Write-off of organizational costs                                            3,196               -              -
Write-off of zero value investments                                        785,418               -              -
Write-off of leasehold improvements and computer equipment                   2,006           2,006
Compensation costs for stock options and warrants
granted to non-employees                                                 1,132,715               -              -
Change in working capital accounts:
   (Increase) decrease in receivables from related parties                (182,861)         37,453        (58,235)
   (Increase) decrease in prepaid expenses                                       -                        (15,843)
   (Increase) decrease in other receivables                               (176,577)              -              -
   Increase (decrease) in accounts payable and accrued liabilities         404,339         267,338         20,330
                                                                    --------------   -------------  -------------
      Total operating activities                                        (3,558,162)       (139,132)      (799,441)
                                                                    --------------   -------------  -------------
Investing activities
Purchase of equipment                                                      (67,042)         (2,301)        (4,209)
Investment in syringe patent development                                   (10,000)              -              -
Investment in Ives Health Company                                         (251,997)              -              -
Investment in The Health Club                                              (10,000)              -              -
                                                                    --------------   -------------  -------------
      Total investing activities                                          (339,039)         (2,301)        (4,209)
                                                                    --------------   -------------  -------------
Financing activities
Loans from shareholders                                                     13,907               -              -
Repayment of loans from shareholders                                       (11,369)              -         (6,369)
Repayments of Promissory Notes                                              90,303          90,303
Sale of common stock for cash:
   To third-party investors (prior to merger)                              574,477               -              -
   To third-party investors                                              2,572,845               -      1,487,200
   From exercise of stock options by third-parties                         509,900               -              -
   Less:  Issue Costs                                                     (102,318)              -        (85,575)
Convertible debentures issued for cash                                     355,000               -              -
Payment of exclusive license note payable                                 (100,000)              -              -
                                                                    --------------   -------------  -------------
      Total financing activities                                         3,902,745          90,303      1,395,256
                                                                    --------------   -------------  -------------
Change in cash                                                               5,544         (51,130)       591,606
Cash at beginning of period                                                      -          56,674          1,529
                                                                    --------------   -------------  -------------
Cash at end of period                                                      $ 5,544         $ 5,544      $ 593,135
                                                                    ==============   =============  =============
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                       27,903               -         17,216
                                                                    --------------   -------------  -------------

Non-cash financing and investing activities:
Common stock issued to founders                                              7,000               -              -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                  300               -              -
Common stock issued in Ives merger                                         346,262               -              -
Common stock subscriptions                                                  69,800               -              -
Capitalized compensation cost for options granted                        1,487,700               -
Common stock issued in exchange for promissory note                        676,500               -        547,500
Common stock issued for payment of debt                                     76,888               -              -
Common stock issued for convertible debentures                             190,660               -              -
Common stock issued for services                                           471,663               -              -
Common stock issued to pay Ives debt                                        27,000               -              -
                                                                    --------------   -------------  -------------




The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                  June 30, 2002

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

Organization and Nature of Operations
         Maxxon, Inc. ("Maxxon" or "the Company") owns an exclusive license to develop, manufacture and market a patented disposable safety syringe that retracts the needle into the barrel of the syringe after an injection has been given. The patent was published by the U.S. Patent and Trademark Office on February 27, 2001. The Company has been developing safety syringe technologies since its inception.

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

Compensation of Officers and Employees
         Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. The fair value of these services was estimated by management and recorded as an expense with an offsetting entry to paid in capital. As a result, for the year ended December 31, 2000 and for the period from inception to December 31, 2000, the Company recorded $405,000 and $799,154, respectively.

         On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of June 30, 2002, the Company owed $233,333 pursuant to the employment agreements, of which $200,000 was accrued during the six months ended June 30, 2002, and $33,333 was accrued during the three months ended December 31, 2001. The Company has breached the employment agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 5, "Other Commitments and Contingencies."

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

Segment Information
         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the six months ended June 30, 2002 and 2001, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2002 and 2001 weighted average shares of 24,757,517 and 19,843,337 used respectively in the calculations of loss per share.

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

Intangible Assets
         Intangible assets are stated at cost. The intangible asset of $10,000 at June 30, 2002 is for patent costs related to the Rippstein syringe. Amortization of these patent costs is for a period of 17 years, which is the life of a U.S. Patent.

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

         The Rippstein License also provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning on the 4th anniversary after both a working prototype syringe is developed and a U.S. patent is issued. Such royalties continue for the life of the last to expire patent. A working prototype of the syringe was completed on April 16, 2001 and a U.S. Patent was published on February 27, 2001. Maxxon also granted Mr. Rippstein options to purchase up to 800,000 shares of Maxxon common stock exercisable at $0.50 per share, subject to vesting conditions. See
Note 7. "Stock Options."

Note 3 - Property and Equipment, Net

         As of June 30, 2002, property and equipment, net of depreciation, consisted of the following amounts:

                                                    Useful Life       Amount
                                                    ------------ -------------

 Computer equipment                                   5 Years     $32,322.98
      Less: Accumulated Depreciation                               (5,619.20)
                                                                 -------------
                                                                  $26,703.78
                                                                 -------------

 Furniture and fixtures                               5 Years      17,625.73
      Less: Accumulated Depreciation                              (15,583.38)
                                                                 -------------
                                                                   $2,042.35
                                                                 -------------

 Total property and equipment, net of depreciation                $28,746.13
                                                                 =============


Note 4 - Income Taxes

         The deferred tax assets and liabilities from Inception (August 16, 1996) to June 30, 2002 and at June 30, 2002 and 2001 are as follows:

                                  From Inception
                                     (August 16,
                                        1996) to
                                   June 30, 2002   June 30, 2002   June 30, 2001
                                  --------------- --------------- --------------

Net operating loss carryforward     $(1,790,237)     $ (331,945)     $ (262,298)
Less:  Valuation allowance            1,790,237         331,945         262,298
                                  --------------- --------------- --------------

         Net Deferred Tax Benefit       $     --        $     --        $     --


         As of June 30, 2002, the Company had a net operating loss carry-forward of approximately $4,834,742.which will begin to expire in 2012. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

Note 5 - Other Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement
         In connection with the Rippstein License, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning in April of 2005. See Note 2 "Exclusive License Agreement."

Patents
         On February 27, 2001, the U.S. patent covering the safety syringe designed by Mr. Rippstein was published. On January 13, 2001, an application was filed for international patent protection, pursuant to the Patent Cooperation Treaty. There is no assurance that any international patents will issue. There is no assurance that the patent, or any pending patent application, does not infringe on the rights of others.

Payments Due Pursuant to Amended Employment Agreements
         As of June 30, 2002, the Company owed its officer and its employees a total of $233,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

Amended Employment Agreements.
         On August 8, 2001, the Company entered into written amended employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. The material terms of these agreements are substantially the same, except that Mr. Mabie's agreement states he will not compete with the Company for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable. The amended employment agreemetns are incorporated herein by reference to Exhibits 10.22 to
10.25 of the Company's Form 10-QSB filed August 21, 2001.

         On January 4, 2002, the employment agreements automatically renewed for a period of two years. Each agreement can be ended either by Maxxon or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary is accrued by the Company and paid in whole or in part as cash is available.

         If an employee resigns or is terminated for any reason, his or her accrued and unpaid salary plus severance pay ranging from three (3) months to twenty-four (24) months, depending on the circumstances of his or her departure, will be due and payable within 30 days of his or her resignation or termination. Under each employment agreement, the Company is obligated to pay certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation and sick leave.

         The Company reimburses each employee for any reasonable and necessary business expenses, including travel and entertainment expenses that are necessary to carry out his or her duties. Each employee has the right to participate in other businesses as long as those businesses do not compete directly with Maxxon and so long as the employee devotes the necessary working time, as determined in his or her sole discretion, to Maxxon's business activities. Maxxon is obligated to indemnify each employee for all legal expenses and liabilities incurred with any proceeding involving the employee by reason of his or her being an officer, director, employee or agent of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in the employee's sole judgment, he or she needs to retain counsel or otherwise expend personal funds for his or her defense. If there is a change in control, each employee has the right to resign. A change in control is defined as a change in the majority of Directors within any twelve month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding common stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or if any other person or group acquires more than 50 percent of the voting capital.

Agreements with Marty Smith and Stuart Daley of Genesis Design Group.
         On February 22, 2001, the Company entered into an agreement with Marty Smith and Stuart Daley of Genesis Design Group to pay a finders fee to them if their efforts result in bringing a specific financial partner to invest in or acquire Maxxon. If such a transaction occurs as a result of their efforts, the Company agreed to pay them 100,000 shares of Maxxon common stock and one-half of one percent of the total amount of the transaction. The agreement, incorporated herein by reference, was filed as Exhibit 10.18 of the Company's Form 10-KSB filed April 16, 2001.


         On September 18, 2001, the Company agreed to issue 75,000 shares each to Marty Smith and Stuart Daley of Genesis Design Group for the 3cc safety syringe should the Company decide to proceed with single cavity molds and a working molded syringe is produced.

Note 6 - Common Stock and Paid-In Capital

         During the quarter ended June 30, 2002, the Company recorded the issuance of 700,000 shares of its common stock pursuant to a confidential settlement agreement with the Company's former investor relations firm. The Company believes that the settlement agreement has been breached and is thus now void. See Note 9, "Uncertainties".

Note 7 - Stock Options

         The Company's Incentive Stock Option Plan has 9,000,000 shares reserved for issuance. Under the Plan, employees have been granted options to purchase up to 1,000,000 shares of common stock on or before January 2008 at an exercise price of $0.50 per share. These employee options were granted during 1998. For the six months ended June 30, 2002, there were no options granted, exercised or forfeited pursuant to the Plan.

         For the six months ended June 30, 2002, there were no options granted, exercised or forfeited by Non-Employees. The Non-Employee stock options outstanding as of June 30, 2002 consist of 800,000 options that were granted to Mr. Rippstein in November of 1998 at an exercise price of $0.50 per share; and 1,250,000 options that were granted to various consultants during July of 2001 at exercise prices ranging from $0.01 per share to $0.25 per share. Of the 2,050,000 Non-Employee stock options outstanding at June 30, 2002, approximately 1,730,000 were exercisable.

         Approximately 320,000 of Mr. Rippstein's 800,000 options are still subject to the following vesting conditions: (1) 160,000 of the options become exercisable when the first syringe is produced from the hard production molds and is ready for full scale production; and (2) 160,000 of the options become exercisable when FDA approval is obtained. In any event, all unvested options become exercisable if Maxxon sells the Rippstein Syringe Technology or if the Company is acquired by another company. The form of stock option agreement between the Company and Mr. Rippstein, incorporated herein by reference, was filed as Exhibit 6.11 to the Company's Form 10-SB filed December 23, 1999.

         The following table summarizes information about the stock options outstanding at June 30, 2002:


                                     Options Outstanding                Options Exercisable
                         -----------------------------------------    ----------------------
                                            Weighted
                                             Average     Weighted                   Weighted
                                Number     Remaining      Average          Number    Average
 Range                     Outstanding   Contractual     Exercise     Exercisable   Exercise
 of Exercise Prices        at 06/30/02          Life        Price     at 06/30/02      Price
 ------------------        -----------  ------------    ----------    -----------   --------

 Employees:
       $0.50                 1,000,000     5.63 Years      $0.50        1,000,000      $0.50

 Non-Employees:
       $0.01                 1,000,000     0.05 Years      $0.01        1,000,000      $0.01
       $0.25                   250,000     1.05 Years      $0.25          250,000      $0.25
       $0.50                   800,000     7.34 Years      $0.28          480,000      $0.50
                         --------------                              -------------
                         --------------                              -------------
                             2,050,000                                  1,730,000
                         --------------                              -------------


Note 8 - Related Party Transactions

Office Rent and Administrative Expenses
         Maxxon leases approximately 4,200 square feet of commercial office space from a related party on a month-to-month basis. The monthly rent for the office space is $6,300, of which Maxxon's share is approximately $1,600 per month. The office space is shared with other companies in which Maxxon's officer and director and its employees may be officers, directors, employees or shareholders. In addition to office space, Maxxon shares staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of June 30, 2002, Maxxon's receivables from the other companies for rent and administrative expenses was $32,518 and $146,343, respectively, and Maxxon's payable to the other companies was $39,089.

Note 9 - Uncertainties

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $9,047,741 for the period from inception (August 16, 1996) to June 30, 2002, and a net loss of $1,106,484 and $874,328 for the six months ended June 30, 2002 and 2001, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         On January 8, 2002, the District Court of Tulsa County approved a confidential settlement between Maxxon and MPI, the Company's former investor relations firm. In connection with the settlement, the Company issued 700,000 shares of its common stock, which thereafter became subject to a temporary restraining order ("TRO"), after it was learned that MPI and its principals breached the agreement. The TRO, which was granted by the Court, enjoined MPI from selling the shares issued. At the same time, the Company filed a counterclaim against MPI and its principals for rescission of the original agreement plus damages. During the second quarter, the Company learned that a portion of the TRO was vacated by the Court to allow the sale of approximately $175,000 of Maxxon stock. The Company recorded $175,000 of expense related to issuance of the shares. MPI has filed a motion to enforce the original settlement, which also included the issuance of options and warrants, however, the Court has determined that the Company's counterclaims must first be resolved. It is the position of the Company and its counsel that the original settlement is void as a result of the MPI's breach. The Company plans to vigorously prosecute its counterclaim for rescission of the original settlement agreement plus damages against MPI.

Note 10 - Subsequent Events

         During July, 2002, the Company issued 967,742 shares of its common stock pursuant to the exercise of options by a consultant; issued 1,039,080 shares of its common stock pursuant to the exercise of warrants by shareholders; issued 500,000 shares of its common stock as payment for certain product development services; and sold 425,000 shares of common stock for $42,500 in cash.
 During July, 2002, as consideration for additional services rendered, the Company extended until July 18, 2003 the exercise date for 250,000 options granted to a consultant during 2001at an exercise price of $0.25 per share.

Item 2.  Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

1.       Plan of Operation for the Next Twelve Months

     Liquidity and Capital Resources.
         As of June 30, 2002, the Company had $5,543 in cash, which management estimates is not sufficient to meet the Company's estimated funding requirements for the remainder of the year. The Company must complete additional financing initiatives in 2002 to generate the liquidity necessary to continue its operations. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company may be required to limit or cease its research and development activities or other operations, or otherwise modify its business strategy. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     Status of Products

     Safety Syringe
         On December 10, 2001, Maxxon filed a 510(k) application with the United States Food and Drug Administration (FDA) for approval of Maxxon's safety syringe. The FDA responded to the initial application with a request for more information and a use study. Maxxon complied and sent their response. After receiving Maxxon's response, the FDA requested additional clarification and information regarding Maxxon's 510(k), for which the Company has until September 7, 2002 to respond. The Company's FDA consultant is presently working on a reply and the Company intends to file its response on or before the due date. If a response is filed, there is no assurance that the FDA will not ask the Company for additional information or clarification. If the FDA continues to ask for more information or clarification, there is no assurance that the Company will have sufficient capital to continue with the FDA approval process. There is no assurance that the safety syringe will be approved by the FDA.

         Maxxon is presently seeking strategic alliances to provide it with manufacturing, marketing and distribution capabilities for its safety syringe. There is no assurance that the Company's activities to secure manufacturing, marketing and distribution capabilities for its safety syringe will be successful.

     Safety Blood Drawing Device
         The Company and its design consultants have developed drawings and a hand-made prototype of a safety blood drawing device that retracts the needle after use. The Company presently does not have the funds to pursue development of the safety blood drawing device. If the Company is successful in raising additional capital, the Company intends to file a U.S. patent application for this device. At this time, the Company does not know how much money it will cost for the Company to file the U.S. patent application. Until a patent application is filed, there is no protection for the device, other than confidentiality agreements, which may be breached. There is no assurance that if a patent is filed, that it will be issued. There is no assurance that the Company will be able to develop the safety blood drawing device into a commercially viable product.

     Expected Purchase or Sale of Plant and Significant Equipment
         None.

     Expected Significant Changes in the Number of Employees
         As of June 30, 2002, the Company owed $233,333 pursuant to the employment agreements, of which $200,000 was accrued during the six months ended June 30, 2002, and $33,333 was accrued during the three months ended December 31, 2001. The Company has breached the material terms of the agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Incorporated  herein by reference  to Part I-  Financial  Information.
     Note 9. "Uncertainties" of the Notes to Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Incorporated  herein by reference  to Part I-  Financial  Information.
     Note 6. "Common Stock" in the Notes to Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          EX-99.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAXXON, INC.


                                    /s/ GIFFORD M. MABIE
                                    ----------------------------
                                    Gifford M. Mabie
                                    President

Date:  August 19, 2002