Form 10QSB
period 2002-09-30
MAXXON INC
filed 2002-11-15
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       OR

Transition  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
1934

            For the Transition Period from ___________ to____________


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

             Nevada                                        73-1526138
--------------------------------                     ------------------------
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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements



                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at September 30, 2002 (Unaudited)...................................................  3

Statements of Operations For The Period From Inception (October 6, 1998) To September 30, 2002
And For The Three Months And Nine Months Ended September 30, 2002 and 2001 (Unaudited)............  4

Statements of Cash Flows For The Period From Inception (October 6, 1998) to September 30, 2002
And For The Nine Months Ended September 30, 2002 and 2001 (Unaudited).............................  5

Notes to the Financial Statements (Unaudited).....................................................  6


                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                         September 30, 2002 (Unaudited)





                   ASSETS

Current assets
Cash                                                                 $ 108,830
Employee Advances                                                        4,000
Rent receivable- related parties (Note 5)                               32,518
Notes receivable- related parties (Note 3)                             146,343
                                                                     ---------
   Total current assets                                                291,691
                                                                     ---------
Property and Equipment, net of depreciation (Note 3)                    26,248
                                                                     ---------

Other assets
Patent Development                                                      10,000
Less amortization (Note 3)                                              (1,868)
                                                                     ---------
      Total Patent Development                                           8,132
                                                                     ---------
TOTAL ASSETS                                                         $ 326,071
                                                                     =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                              $ 28,594
Accrued Salaries                                                       333,333
Related Party Payables                                                  25,177
                                                                     ---------
   Total current liabilities                                           387,104
                                                                     ---------
Total liabilities                                                      387,104
                                                                     ---------

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares
   issued and outstanding                                                    -
Common stock, $0.001 par value,
   75,000,000 shares authorized; 29,770,279
   shares issued and outstanding                                        29,770
Common stock purchased by employees                                   (444,697)
Paid in capital                                                     10,316,005
Unamortized portion of compensation cost for options granted
   to non-employees and common stock issued for services              (330,479)
Deficit accumulated during the development stage                    (9,631,632)
                                                                     ---------
   Total shareholders' equity                                          (61,033)
                                                                     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       $ 326,071
                                                                     =========



The accompanying notes are an integral part of the financial statements



                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
         From Inception (August 16, 1996) Through September 30, 2002 and
            For The Nine Months Ended September 30, 2002 and 2001 and
       For The Three Months Ended September 30, 2002 and 2001 (Unaudited)



                              From inception
                                 (August 16,             Nine Months Ended                        Three Months Ended
                               1996) through  ---------------------------------------  ----------------------------------------
                          September 30, 2002  September 30, 2002   September 30, 2001  September 30, 2002    September 30, 2001
                          ------------------  ------------------   ------------------  ------------------    ------------------
Revenue
Investment Income                  $ 170,753                 $ -            $ 170,753                 $ -                   $ -
Other Income                           3,807                   -                3,807                   -                     -
                          ------------------  ------------------   ------------------  ------------------    ------------------
                                     174,560                   -              174,560                   -                     -
                          ------------------  ------------------   ------------------  ------------------    ------------------

Expenses
Research and development             760,150              72,805              276,868               3,420               105,899
General and administrative         8,977,195           1,606,174            1,611,411             577,816               766,921
                          ------------------  ------------------   ------------------  ------------------    ------------------
   Total operating expenses        9,737,345           1,678,979            1,888,279             581,236               872,820
                          ------------------  ------------------   ------------------  ------------------    ------------------
Operating loss                    (9,562,785)         (1,678,979)          (1,713,719)           (581,236)             (872,820)
                          ------------------  ------------------   ------------------  ------------------    ------------------

Interest income                       17,276                   -                1,718                   -                    27

Interest expense                      30,903                  39                1,286                  10                     -

Loss on disposal of assets             2,006               2,006                    -                   -                     -

Depreciation and amortization         53,214               9,351                6,178               2,645                 2,343
                          ------------------  ------------------   ------------------  ------------------    ------------------
Net loss from operations        $ (9,631,632)       $ (1,690,375)        $ (1,719,465)         $ (583,891)           $ (875,136)
                          ==================  ==================   ==================  ==================    ==================
Weighted average shares
outstanding                       17,172,335          25,522,771           20,955,978          27,052,939            23,149,567
                          ------------------  ------------------   ------------------  ------------------    ------------------

Net loss per share (Note 1)          $ (0.56)            $ (0.07)             $ (0.08)            $ (0.02)              $ (0.04)




The accompanying notes are an integral part of the financial statements



                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
         From Inception (August 16, 1996) Through September 30, 2002 and
        For The Nine Months Ended September 30, 2002 and 2001 (Unaudited)




                                                   From Inception
                                                      (August 16,                Nine Months Ended
                                                    1996) through     ---------------------------------------
                                               September 30, 2002     September 30, 2002   September 30, 2001
                                               ------------------     ------------------   ------------------
Operating activities
Net loss                                             $ (9,631,632)         $ (1,690,375)        $ (1,719,465)
Plus non-cash charges to earnings:
Depreciation and amortization                              45,221                 9,351                6,178
Common stock issued for services                        1,478,807               324,500              297,650
Expenses paid by third parties                             57,134                     -                7,500
Contribution of services by officer and employees         799,154                     -                    -
Services by officer and employees paid for
     with non-cash consideration                           87,500                     -                    -
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                 1,445,098               718,275              199,521
Write-off of organizational costs                           3,196                     -                    -
Write-off of zero value investments                       785,418                     -                    -
Write-off of leasehold improvements and computer equipment  2,006                 2,006
Compensation costs for stock options and warrants
granted to non-employees                                1,132,715                     -              124,800
Change in working capital accounts:
   (Increase) decrease in receivables from related partie(182,861)               37,453             (251,166)
   (Increase) decrease in prepaid expenses                      -                                      2,255
   (Increase) decrease in other receivables              (176,577)                    -                    -
   Increase (decrease) in accounts payable and accrued lia439,945s              302,944               32,583
                                               ------------------     ------------------   ------------------
      Total operating activities                       (3,714,876)             (295,846)          (1,300,144)
                                               ------------------     ------------------   ------------------
Investing activities
Purchase of equipment                                     (67,042)               (2,301)             (24,233)
Investment in syringe patent development                  (10,000)                    -                    -
Investment in Ives Health Company                        (251,997)                    -                    -
Investment in The Health Club                             (10,000)                    -                    -
                                               ------------------     ------------------   ------------------
      Total investing activities                         (339,039)               (2,301)             (24,233)
                                               ------------------     ------------------   ------------------
Financing activities
Loans from shareholders                                    13,907                     -                    -
Repayment of loans from shareholders                      (11,369)                    -               (6,369)
Repayments of Promissory Notes                            102,803               102,803
Sale of common stock for cash:
   To third-party investors (prior to merger)             574,477                     -                    -
   To third-party investors                             2,820,345               247,500            1,454,700
   From exercise of stock options by third-parties        509,900                     -                    -
   Less:  Issue Costs                                    (102,318)                    -              (85,575)
Convertible debentures issued for cash                    355,000                     -                    -
Payment of exclusive license note payable                (100,000)                    -                    -
                                               ------------------     ------------------   ------------------
      Total financing activities                        4,162,745               350,303            1,362,756
                                               ------------------     ------------------   ------------------
Change in cash                                            108,830                52,156               38,379
Cash at beginning of period                                     -                56,674                1,529
                                               ------------------     ------------------   ------------------
Cash at end of period                                   $ 108,830             $ 108,830             $ 39,908
                                               ------------------     ------------------   ------------------

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period      27,903                     -               17,216

Non-cash financing and investing activities:
Common stock issued to founders                             7,000                     -                    -
Common stock issued in connection with merger
with Cerro Mining Corporation                                 300                     -                    -
Common stock issued in Ives merger                        346,262                     -                    -
Common stock subscriptions                                 69,800                     -                    -
Capitalized compensation cost for options granted       1,487,700                     -
Common stock issued in exchange for promissory note       676,500                     -              547,500
Common stock issued for payment of debt                    76,888                     -                    -
Common stock issued for convertible debentures            190,660                     -                    -
Common stock issued for services                          471,663                     -                    -
Common stock issued to pay Ives debt                       27,000                     -                    -





The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2002


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

     On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of September 30, 2002, the Company owed $333,333 pursuant to the employment agreements, of which $300,000 was accrued during the nine months ended September 30, 2002, and $33,333 was accrued during the three months ended December 31, 2001. The Company has breached the employment agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 5, "Other Commitments and Contingencies."

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

Income Taxes

     The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment Information

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the nine months ended September 30, 2002 and 2001, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share

     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2002 and 2001 weighted average shares of 17,172,335 and 23,149,567 used respectively in the calculations of loss per share.

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

Intangible Assets

     Intangible assets are stated at cost. The intangible asset of $10,000 at September 30, 2002 is for patent costs related to the Rippstein syringe. Amortization of these patent costs is for a period of 17 years, which is the life of a U.S. Patent.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. SFAS No. 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, SFAS No. 44 is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to other existing pronouncements. The provisions of SFAS No. 145 are generally applicable for fiscal years beginning or transactions occurring after May 15, 2002. The Company does not expect a material impact from the adoption of SFAS No. 145 on its financial statements.

     In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS No, 146 for exit or disposal activities initiated after December 31, 2002. The Company does not expect a material impact from the adoption of SFAS No. 146 on its financial statements.


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

Note 3 - Property and Equipment, Net

     As of September 30, 2002, property and equipment, net of depreciation, consisted of the following amounts:

                                                    Useful Life         Amount
                                                    ------------ ---------------

Computer equipment                                    5 Years       $32,322.98
     Less: Accumulated Depreciation                                  (7,236.29)
                                                                 ---------------
                                                                    $25,086.69
                                                                 ---------------

Furniture and fixtures                                5 Years        17,625.73
     Less: Accumulated Depreciation                                 (16,464.67)
                                                                 ---------------
                                                                     $1,161.06
                                                                 ---------------

Total property and equipment, net of depreciation                   $26,247.75
                                                                 ===============

Note 4 - Income Taxes

     The deferred tax assets and liabilities from Inception (August 16, 1996) to September 30, 2002 and at September 30, 2002 and 2001 are as follows:




                                          From Inception
                                             (August 16,
                                                1996) to
                                           September 30,      September 30,      September 30,
                                                    2002               2002               2001
                                          --------------- ------------------ ------------------

     Net operating loss carryforward        $(1,868,054)        $ (409,763)        $ (515,840)
     Less:  Valuation allowance               1,868,054            409,763            515,840
                                          --------------- ------------------ ------------------

              Net Deferred Tax Benefit          $     --           $     --           $     --



     As of September 30, 2002, the Company had a net operating loss carry-forward of approximately $5,094,133.which will begin to expire in 2012. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.

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

Payments Due Pursuant to Amended Employment Agreements

     As of September 30, 2002, the Company owed its officer and its employees a total of $333,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

Amended Employment Agreements

     On August 8, 2001, the Company entered into written amended employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. The material terms of these agreements are substantially the same, except that Mr. Mabie's agreement states he will not compete with the Company for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable. The amended employment agreements are incorporated herein by reference to Exhibits 10.22 to
10.25 of the Company's Form 10-QSB filed August 21, 2001.

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

Agreements with Marty Smith and Stuart Daley of Genesis Design Group

     On February 22, 2001, the Company entered into an agreement with Marty Smith and Stuart Daley of Genesis Design Group to pay a finders fee to them if their efforts result in bringing specific financial partner to invest in or acquire Maxxon. If such a transaction occurs as a result of their efforts, the Company agreed to pay them 100,000 shares of Maxxon common stock and one-half of one percent of the total amount of the transaction. The agreement, incorporated herein by reference, was filed as Exhibit 10.18 of the Company's Form 10-KSB filed April 16, 2001.

     On September 18, 2001, the Company agreed to issue 75,000 shares each to Marty Smith and Stuart Daley of Genesis Design Group for the 3cc safety syringe should the Company decide to proceed with single cavity molds and a working molded syringe is produced.

Note 6 - Common Stock and Paid-In Capital

     During the quarter ended September 30, 2002, the Company recorded the issuance of 700,000 shares of its common stock pursuant to a confidential settlement agreement with the Company's former investor relations firm. The Company believes that the settlement agreement has been breached and is thus now void. See Note 9, "Uncertainties".

     During July, a consultant exercised 1,000,000 options at $0.01 per share. Pursuant to their original agreement signed on July 18, 2001, the consultant used the cashless exercise provision contained therein and returned 32,258 shares of Maxxon, Inc. common stock back to the Company as payment thereby leaving the consultant with 967,742 shares of common stock. The 32,258 shares were calculated using the closing price of the stock on the date of exercise.

     During July, shareholders exercised 1,333,333 warrants. These warrants were included in 1,333,333 units purchased during 2001 that contained one share and one warrant exercisable at $0.32 per share. The agreements contained a cashless exercise provision and as such, the shareholders opted to utilize it. Upon the exercise of the warrants, the shareholders returned 294,253 shares of Maxxon, Inc. common stock to the Company thereby leaving the shareholders with 1,039,080 shares of common stock. The 294,253 shares were calculated using the closing price of the stock on the date of exercise.

     During August, the Company issued 500,000 shares of its common stock to Genesis Design Group for its consulting services in the prototype design of the Maxxon Safety Syringe. The stock was valued at $0.299 per shares which was the closing price for the stock on the day of the agreement. The Company recorded consulting expense of $149,500.

     During the quarter ended September 30, 2002, the Company sold 475,000 shares of its common stock to 5 accredited and 1 non-accredited investors at $0.10 per share. The market price on the date of the agreements was reduced by 56% based on the restrictive nature of the stock. The Board determined such a discount to be reasonable in light of Maxxon's thinly-traded market and restrictions regarding resale of the shares. The amount received by the Company through these transactions totaled $47,500.

     During the quarter ended September 30, 2002, the Company sold 2,000,000 units of its common stock with each unit consisting of one share of stock and one warrant exercisable at $0.25 to 2 accredited investors. Each unit was sold for $0.10 which was equal to a 56% reduction from the market price of the stock on date of the transaction. The Board determined such a discount to be reasonable in light of Maxxon's thinly-traded market and restrictions regarding resale of the shares. As a result of the transactions, the Company received $200,000.


Note 7 - Stock Options

     The Company's Incentive Stock Option Plan has 9,000,000 shares reserved for issuance. Under the Plan, employees have been granted options to purchase up to 1,000,000 shares of common stock on or before January 2008 at an exercise price of $0.50 per share. These employee options were granted during 1998. For the nine months ended September 30, 2002, there were no options granted, exercised or forfeited pursuant to the Plan.

     For the nine months ended September 30, 2002, there were no options granted to Non-Employees. The Non-Employee stock options outstanding as of September 30, 2002 consist of 800,000 options that were granted to Mr. Rippstein in November of 1998 at an exercise price of $0.50 per share. Of the 800,000 Non-Employee stock options outstanding at September 30, 2002, approximately 480,000 were exercisable. During July, 2002, as consideration for additional services rendered, the Company extended until July 18, 2003 the exercise date for 250,000 options granted to a consultant during 2001at an exercise price of $0.25 per share.

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

     The  following  table  summarizes   information  about  the  stock  options
outstanding at September 30, 2002:




                                     Options Outstanding                    Options Exercisable
                         --------------------------------------------    ---------------------------
                                            Weighted
                                             Average         Weighted                      Weighted
                                Number     Remaining          Average          Number       Average
 Range                     Outstanding   Contractual         Exercise     Exercisable      Exercise
 of Exercise Prices        at 09/30/02          Life            Price     at 09/30/02         Price
 -------------------      ------------   -----------        ----------    -----------      ---------
 Employees:
       $0.50                 1,000,000     5.38 Years          $0.50        1,000,000         $0.50

 Non-Employees:
       $0.25                   250,000      .80 Years          $0.25          250,000         $0.25
       $0.50                   800,000     7.09 Years          $0.28          480,000         $0.50
                         --------------                                  -------------
                             1,050,000                                        730,000
                         --------------                                  -------------



Note 8 - Related Party Transactions

Office Rent and Administrative Expenses

     Maxxon leases approximately 4,200 square feet of commercial office space from a related party on a month-to-month basis. The monthly rent for the office space is $6,300, of which Maxxon's share is approximately $1,600 per month. The office space is shared with other companies in which Maxxon's officer and director and its employees may be officers, directors, employees or shareholders. In addition to office space, Maxxon shares staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of September 30, 2002, Maxxon's receivables from the other companies for rent and administrative expenses was $32,518 and $146,343, respectively, and Maxxon's payable to the other companies was $39,089.

Note 9 - Uncertainties

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $9,631,632 for the period from inception (August 16, 1996) to September 30, 2002, and a net loss of $1,690,375 and $1,719,465, for the nine months ended September 30, 2002 and 2001, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 10- Litigation

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

Note 11 - Subsequent Events

     During October 2002, the Company sold 1,150,000 units to 2 accredited investors for $115,000. Each unit consisted of on share of common stock and one warrant exercisable at $0.25. Each unit was sold for $0.10 which was equal to a 56% reduction from the market price of the stock on date of the transaction. The Board determined such a discount to be reasonable in light of Maxxon's thinly-traded market and restrictions regarding resale of the shares.

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

1.  Plan of Operation for the Next Twelve Months

     Liquidity and Capital Resources.

     As of September 30, 2002, the Company had $5,543 in cash, which management estimates is not sufficient to meet the Company's estimated funding requirements for the remainder of the year. The Company must complete additional financing initiatives in 2003 to generate the liquidity necessary to continue its operations. Due to the current economic conditions, the Company may not be able to secure additional financing on terms it deems acceptable. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company's may be required to limit or cease its research and development activities or other operations, or otherwise modify its business strategy. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

     Status of Products

     Safety Syringe

     On October 7, 2002, the Company submitted its response to the FDA's second round of comments on the Company's 510(k) application for its 12cc safety syringe. There is no assurance that the FDA will not ask the Company for additional information or clarification. If the FDA continues to ask for more information or clarification, there is no assurance that the Company will have sufficient capital to continue with the FDA approval process. There is no assurance that the safety syringe will be approved by the FDA.

     On August 29, 2002, the Company announced the signing of a Letter of Intent
(LOI) with Owens-Illinois Closure, Inc., a subsidiary of Owens-Illinois, Inc. (NYSE: OI) The LOI, which is non-binding, is intended to facilitate negotiation of an exclusive worldwide license from Maxxon to Owens-Illinois Closure for Maxxon's patents, technology and know-how related to its safety syringe products. The Company and OI are presently negotiating terms. There is no assurance that the negotiations will result in an agreement or that an agreement, if reached, will be on terms favorable to Maxxon..

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

     Expected Purchase or Sale of Plant and Significant Equipment
         None.

     Expected Significant Changes in the Number of Employees

     As of September 30, 2002, the Company owed $233,333 pursuant to the employment agreements, of which $200,000 was accrued during the nine months ended September 30, 2002, and $33,333 was accrued during the three months ended December 31, 2001. The Company has breached the material terms of the agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

Item 3.  Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

     99.1  Certification  Pursuant  to 18 U.S.C.  1350,  as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None.

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

                                           MAXXON, INC.


                                           /s/ GIFFORD M. MABIE
                                           --------------------
                                           Gifford M. Mabie
                                           President

Date:  November 15, 2002

I, Gifford M. Mabie., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Maxxon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: November 15, 2002


                                       /s/ Gifford M. Mabie
                                       ----------------------
                                       Gifford M. Mabie
                                       CEO and CFO