Form 10KSB
period 2002-12-31
MAXXON INC
filed 2003-04-15
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

                                  MAXXON, INC.
             (Exact name of registrant as specified in its charter)


          Nevada                        0-28629                73-1526138
          ------                        -------                ----------

(State or other jurisdiction of    (SEC File Number)         (I.R.S. Employer
incorporation or organization)                            Identification Number)

                            9202 South Toledo Avenue
                              Tulsa, Oklahoma 74137
          (Address of principal executive offices, including zip code)

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

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,763,340 as of April 14, 2003

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 14, 2003, we had 32,060,729 shares of common stock, $0.001 par value, outstanding.

     FORWARD LOOKING STATEMENTS

     This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, our retractable safety needle devices are in the development stage, our pursuit of potential collaborative arrangements; our need to obtain additional financing; factors affecting the availability of capital; plans regarding the raising of capital. These statements may be found under "Item 1- Business," "Item 1- Risk Factors," and "Item 7- Plan of Operation" as well as in this Report generally. We typically identify forward-looking statements in this Report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend," or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, primarily our ability to raise additional capital to continue operating. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.


                                     PART I

ITEM 1.  BUSINESS

     We are a development-stage company that is principally engaged in the design and development retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. We presently do not have any products for sale. We have designed a retractable safety syringe and a retractable safety blood drawing device for which U.S. patent applications have been filed. We plan to bring these products to market either by licensing them to established medical device manufacturers and/or marketers, or by entering into joint development or similar collaboration arrangements. We are presently seeking such collaborative arrangements. If we are successful in entering into a collaboration arrangement, we do not know how much time it will take before our products can be sold in the United States, our primary target market, or elsewhere in the world. Our potential collaborative partners may require a significant amount of time to build production molds, develop manufacturing processes and to obtain specialized equipment, if any is required. Our products will also require FDA approval before they can be sold in the United States, a process that is time-consuming and costly with no guarantee of approval. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

The Problem of Accidental Needlestick Injuries
     There is an increasing awareness of the risk of infection from needlesticks and the need for safer medical devices to reduce the risk of accidental needlesticks. The Centers for Disease Control and Prevention (CDC) estimated that each year between 600,000 to 800,000 needlestick injuries occur among health care workers. Accidental needlesticks may result in the spread of infectious diseases such as hepatitis B and C, HIV, and tuberculosis. In March 2000, CDC estimated that, depending on the type of device used and the procedure involved, 62% to 88% of needlestick injuries could be prevented by the use of safer medical devices.

Our Retractable Safety Needle Devices
     Our retractable safety devices are designed to be similar to standard non-safety devices in appearance, size, and performance. We believe that this similarity is important as it increases the chances that our products may be accepted by health care professionals.

     Retractable Safety Syringe
     ---------------------------
     We have designed a retractable safety syringe. After an injection has been given, the user applies pressure on the plunger, which causes the needle to automatically and fully retract into the body of the syringe. The safety syringe is designed to accommodate any standard sized needle. The vacuum is created at the time of use.

     Retractable Safety Blood Drawing Device
     ---------------------------------------

     We have designed a retractable safety blood drawing device. After blood has been taken, a special vacuum tube is attached to the needle, which causes the needle to automatically and fully retract into the tube. The needle seals in place rendering it harmless and inoperable.

2. Distribution Method of Products and Services

     Neither our retractable safety syringe nor our retractable safety blood drawing device are presently available for sale for sale. We do not have any manufacturing or distribution capacity and we have not determined the commercial arrangements under which we would be willing to engage a potential manufacturer or collaborative partner.

3. Status of Publicly Announced Products or Services

     Our products are in the development stage. They require FDA approval before they can be sold in the United States. We plan to bring these products to market either by licensing them to established medical device manufacturers, or by entering into joint development or similar collaboration arrangements. We are presently seeking such collaborative arrangements. If we are successful in entering into a collaboration arrangement, we do not know how much time it will take before our products can be sold in the United States, our primary target market, or elsewhere in the world. Our potential collaborative partners may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our products will also require FDA approval before they can be sold in the United States, a process that is time-consuming and costly with no guarantee of approval. We have not submitted an FDA application for the retractable safety devices we own.

     During  2002,  the  Company  was  pursuing  FDA  approval,   via  a  510(k)
application filed in December, 2001, for a safety syringe we licensed from Wayland Rippstein. In December 2002, the FDA informed us that they had reclassified the Rippstein syringe as a Class III device, which requires a Pre-Market Approval (PMA) application to obtain U.S. marketing approval. A PMA application is more extensive and requires more testing than a 510(k) application. The Company does not plan to submit a PMA application for the Rippstein syringe.

4. Competitive  Business  Conditions,   Competitive  Position  and  Methods  of
Competition

     The safety medical device market is highly competitive. The leading manufacturers and marketers of safety medical devices are Becton-Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Medi-Hut, Inc. and Johnson & Johnson. Developers of safety medical devices which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies include Med-Design Corporation, New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International. Our competitors have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do. There is no assurance that we can successfully compete. See "RISK FACTORS."

     Traditionally, competition regarding non-safety medical devices was primarily based upon price with little differentiation between products. We expect our products to compete against both safety products and non-safety products based upon safety and ease of use and disposal. Most of the safety medical devices we will compete with are priced substantially above the cost of non-safety products. Market demand for safety devices is being driven by the estimated costs associated with accidental needlesticks and by government mandates.

5. Sources of Raw Materials and the Names of Principal Suppliers

     We  do  not  manufacture  any  products,   so  we  have  no  raw  materials
requirements. The materials used to make the our retractable safety needle devices are commercially available from a number of suppliers. The manufacturing process is highly technical and demanding with very low fault tolerances. There is no assurance that we will be able to engage a company capable of manufacturing our retractable safety needle devices in a cost-effective manner. See "RISK FACTORS."

6. Dependence on One or Few Major Customers

     We anticipate that our safety needle devices will be marketed to the entire field of medical professionals. We do not anticipate being dependent on any particular customer. We do not know if any one customer will account for more than 1% of our safety syringe sales.

7. Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

     Patent Applications

     A U.S. patent application was filed on November 1, 2002 for Company's retractable safety syringe On October 10, 2001, a U.S. patent application was filed for the Company's retractable safety blood drawing device. There is no assurance that either U.S. patent will be issued. The Company has not yet filed any applications for foreign patent protection. See "RISK FACTORS."

     Rippstein Syringe Patent

     On February 27, 2001, a U.S. patent covering the safety syringe licensed from Mr. Rippstein was published. On January 13, 2001, an application was filed for international patent protection, pursuant to the Patent Cooperation Treaty. There is no assurance that any international patents will issue. There is no assurance that the patent does not infringe on the rights of others. Mr. Rippstein owns the patent to his safety syringe.

     The Rippstein License.

     On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe that retracts the needle into the barrel of the syringe after use. The Rippstein License provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning April 16, 2005 (the 4th anniversary after both a working prototype syringe was developed and a U.S. patent was issued.) Such royalties continue for the life of the last to expire patent.

     Employment Agreements

     On August 8, 2001, we entered into amended written employment agreements with our officer and director and our employees. The material terms of their respective employment agreements are discussed in Note 5 "Other Commitments and Contingencies" of the Financial Statements. The Company is presently in default under the terms of the employment agreements. There is no assurance that the individuals subject to such agreements will continue to serve the Company without being paid. See "RISK FACTORS."

8. Need for Governmental Approval

     Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the research, design, testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion, distribution, and production of medical devices in the United States. The Company's safety needle devices are considered to be medical devices, are subject to FDA regulation, and must receive FDA approval prior to sale in the United States.

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

     If the Company or its collaborative partners cannot establish that the Company's safety needle devices are substantially equivalent to legally marketed predicate devices, pre-market approval of the device through submission of a PMA application must be obtained. A PMA application must be supported by valid scientific evidence, including pre-clinical and clinical trial data, as well as extensive literature to demonstrate a reasonable assurance of the safety and effectiveness of the device. The PMA represents the most rigorous form of FDA regulatory approval.

     The Medical Device User Fee and Modernization Act, enacted in 2002, authorizes the FDA to assess and collect user fees for Section 510(k) premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2003 range from $2,187 for Section 510(k) premarket notifications to $154,000 for PMAs, although fee reductions are available for companies qualifying as small businesses.

     After approval by the FDA, the Company or its collaborative partner (depending on who is manufacturing and marketing) would also be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA requires medical device manufacturers to register as such and subjects them to periodic FDA inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA's current Quality System Regulation
(QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices.

     There is a different set of regulatory requirements in place for the European Union (EU). In the EU the company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive (MDD) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, known as "Notified Body." The nature of the assessment will depend on the regulatory class of products concerned, which in turn determines the precise form of testing to be undertaken by the Notified Body.

     The requirements of the MDD must be complied with by the "manufacturer of the device," which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed on the EU market, regardless of whether these operations are carried out by this entity or on its behalf.

     Accordingly, where medical devices are marketed by our potential licensees or collaborative partners under their names, compliance with the MDD will be their responsibility. In the event that we decide to manufacture devices to be distributed in the EU market under our name, all compliance responsibilities will be borne by us.

9. Effect of Existing or Probable Governmental Regulation

     Regulatory actions at the federal and state level promote the use of safety needles to reduce the risk of accidental needlesticks. On July 1, 1999, California, through its state Occupational Safety and Health Administration
(OSHA) program, began requiring the use of safety needles. Other states such as Texas, Tennessee, Maryland and New Jersey have passed similar legislation.

     On November 6, 2000, President Clinton signed the Needlestick Safety and Prevention Act amending OSHA's Bloodborne Pathogens Standard to require that employers implement the use of safer medical devices in their facilities. To implement the statutory mandates in the Needlestick Safety and Prevention Act, OSHA has issued a number of further revisions to its Bloodborne Pathogens Standard. The revised standard became effective on April 18, 2001. The new standard provisions impose several needle device safety requirements on employers, including:


     - evaluation and implementation of safer needle devices as part of the re-evaluation of appropriate engineering controls during an employer's annual review of its exposure control plan;
     - documentation of the involvement of non-managerial, frontline employees in choosing safer needle devices; and
     - establishment and maintenance of a sharps injury log for recording injuries from contaminated sharps.

     On November 27, 2001, OSHA issued a compliance directive (CPL 2-2.69) that advises OSHA's regional offices on the proper interpretation and enforcement of the revised Bloodborne Pathogens Standard provisions. The compliance directive confirms that the consideration of safer needle devices in annually reviewing and updating the exposure control plan is a critical element of the Bloodborne Pathogens Standard. The compliance directive also stresses that the standard requires employers to use engineering controls (e.g., safer needle devices) if such controls will remove or eliminate the hazards to employees. As a result of these regulatory actions, we anticipate that the demand for safety medical devices such as those we have designed will continue to increase for the foreseeable future.

10. Estimate of the Amount Spent on Research and Development

     Our research and development efforts in the past have focused primarily upon the design and development of safety needle retraction technologies and in certain instances, the molds or equipment necessary to make and assemble limited quantities of the safety devices. R&D expenses were $286,509 and $776,451 in 2002 and 2001, respectively. During 2002 and 2001, respectively, $149,500 and $422,450 related to the value of common stock or options granted pursuant to design services or licensing agreements. Our research and development efforts going forward will focus primarily upon modifying and improving our current safety needle devices in response to input from potential collaborative partners. The Company's present retractable safety devices have been designed by Genesis Design Group, a third party design firm. Because we rely on third parties for R&D activities, we have less direct control over those activities. See "RISK FACTORS".

11. Costs and effects of environmental compliance

     The Company has not spent any sums on environmental compliance and does not expect to be required to spend any sums on environmental compliance in the future, unless the Company chooses to become a manufacturer of its own products, which is not likely. Should the Company be successful in establishing collaborative arrangements with an established manufacturer, all environmental costs would be borne by the manufacturer.

12. Number of total employees and number of full time employees

     We have five employees, including our officer and director, who provide services to us on a part-time basis. Our employees are each engaged in other business activities and devote such time as he or she feels is reasonably necessary to carry out our business. Although these other business activities are different from our business, there could exist potential conflicts in the amount of time each person devotes to our business. Consequently, developing our business may require a greater period of time than if our employees were employed by us on a full time basis. See "RISK FACTORS."

     Effective August 8, 2001, we entered into written amended employment agreements with our employees. The Company is in default pursuant to the agreements. There is no assurance that these individuals will continue to serve the Company without getting paid. See "RISK FACTORS."


                                  RISK FACTORS

Because We Have No Products for Sale, We Do Not Generate Revenue And Do Not Have Other Resources To Fund Operations; These Conditions Raise Substantial Doubt About Our Ability To Continue As A Going Concern

     Because the Company's retractable safety needle devices are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. The Company does not anticipate sales until such time as its products are proven to be commercially viable and are approved for sale in the United States by the FDA. It could be several more years before the Company can expect to have sales. The Company's independent accountants have stated in their opinion to the audited financial statements for the period ended December 31, 2002 that "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to commercialize our retractable safety needle devices will have a material adverse effect on our business, financial condition, and on the price of our common stock.


We Require Substantial Additional Capital To Commercialize Our Retractable Safety Needle Devices. We May Have Difficulty Raising Capital When We Need It, Or At All. Raising Such Capital May Dilute Stockholder Value

     Our business currently does not generate any sales from our retractable safety needle devices and we do not anticipate product sales during 2003 and until such time as the Company has entered into a collaborative arrangement and the Company's products have received FDA approval, which could take a significant amount of time. The Company must complete additional financing initiatives in 2003 to generate the liquidity necessary to continue its operations.

     Due to the current economic conditions and the risks and uncertainties of the Company's business, the Company may not be able to secure additional financing on terms it deems acceptable, if at all. If the Company obtains additional funds by selling any of its equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to the common stock. If adequate funds are not available to the Company on satisfactory terms, the Company may be required to limit or cease its operations, or otherwise modify its business strategy, which could materially harm its future business prospects.

Our Retractable Safety Needle Devices Require FDA Approval. There Is No Assurance That Such Approval Will Be Applied For Or Obtained.

     Our retractable safety syringe and our retractable safety blood drawing device will require FDA approval before they can be sold in the United States, our primary target market. The FDA approval process can take years and can be quite expensive. There is no assurance that the Company will have the funds necessary to apply for FDA approval. Even if the Company is successful in establishing a collaborative arrangement with a partner that has sufficient resources to apply for FDA approval, and there is no assurance that FDA approval will be obtained. If FDA approval is not obtained, then the Company will not be able to sell its products in the United States, which could have a material adverse effect on the Company's future business prospects.

The Company, Its Officer and Certain Employees Are Defendants In A Civil Action Brought By The SEC. The Cost Of Defending This Action, Including The Diversion Of Time And Resources, Could Have A Material Adverse Effect On The Company.

        The SEC has alleged in a civil action a variety of claims against the Company, its officer and certain employees. Although the Company believes that the SEC's claims are without merit and intends to vigorously defend against the claims, there is no assurance that the Company will have the financial and other resources necessary to do so. In addition, the Company has indemnification agreements with its officer and certain employees that requires the Company to reimburse them for their attorney's fees and to indemnify them for certain judgements against them in their capacity as an officer or employee of the Company. There is no assurance that the Company will have the financial resources necessary to do so. The cost of defending this action, including the diversion of time and resources, could have a material adverse effect on the Company.

If We Are Unable To Protect Our Retractable Safety Needle Devices, Or To Avoid Infringing On the Rights of Others, Our Ability To Compete Will Be Impaired.

     We have two United States patent applications pending relating to our retractable safety needle devices. These patent applications may not result in patents being issued to us. Even if a patent is issued, the patent may not afford protection against competitors with similar technology. Furthermore,
others  may  independently   develop  similar   technologies  or  duplicate  our
technology.

     Our commercial success depends in part on our avoiding the infringement of patents and proprietary rights of other parties and developing and maintaining a proprietary position with regard to our own technologies and products. We cannot predict with certainty whether we will be able to enforce our patents. We may lose part or all of our patents as a result of challenges by competitors. Patents that may be issued, or publications or other actions could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies that we have developed or claim that we are infringing their patents.

     We may become involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States. If any of our competitors have filed patent applications or obtained patents that claim inventions that we also claim, we may have to participate in an interference proceeding to determine who has the right to a patent for these inventions in the United States. If a litigation or interference proceeding is initiated, we may have to spend significant amounts of time and money to defend our intellectual property rights or to defend against infringement claims of others. Litigation or interference proceedings could divert our management's time and effort. Even unsuccessful claims against us could result in significant legal fees and other expenses, diversion of management time and disruption in our business. Any of these events could harm our ability to compete and adversely affect our business.

     An adverse ruling arising out of any intellectual property dispute could invalidate or diminish our intellectual property position. An adverse ruling could also subject us to significant liability for damages, prevent us from using processes or products, or require us to license intellectual property from third parties. Costs associated with licensing arrangements entered into to resolve litigation or an interference proceeding may be substantial and could include ongoing royalties. We may not be able to obtain any necessary licenses on satisfactory terms.

     In addition, we rely on trade secrets to protect technology. We attempt to protect our proprietary technology by requiring certain parties to execute non-disclosure and non-competition agreements. However, these agreements could be breached, and our remedies for breach may be inadequate. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. If we lose any of our trade secrets, our business and ability to compete could be harmed.

Our Limited Operating History Makes Evaluating Our Stock More Difficult

     We have only been operating since August 1996. Accordingly, you can only evaluate our business based on a limited operating history. Since inception, we have engaged primarily in research and development, technology licensing, seeking grants, and raising capital. This limited history may not be adequate to enable you to fully assess our ability to develop our technologies and proposed products and to achieve market acceptance of our proposed products and to respond to competition.

We Have A History Of Losses And Expect Future Losses

     We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2002, we had accumulated a deficit of approximately $9.8 million. There is no assurance that our safety syringe will be commercially viable. There is no assurance that we will generate revenue from the sale of the safety syringe or that we will achieve or maintain profitable operations.

Our Retractable Safety Needle Devices May Prove Too Expensive to Manufacture and Market Successfully

     Market acceptance of our products will depend in large part upon our ability to demonstrate the operational and safety advantages of our product as well as the cost effectiveness of our product compared to both standard and other safety needle products. If we are unable to produce a safety syringe at a cost that is competitive with standard syringes or other safety needle products, we will not be able to sell our product. This could have a material adverse effect on our operations.

Intense Competition Could Harm Our Ability to Compete Successfully.

     The safety medical device industry is highly competitive. Our products may compete in the United States and abroad with the safety products and standard products manufactured and distributed by companies such as Becton Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Med-Hut, Inc. and Johnson & Johnson. Developers of safety medical devices against which we compete include Med-Design Corp., New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International, Inc. Many of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our products, or may render our products obsolete. In addition, new competitors may develop products that compete with our products, or new technologies may arise that could significantly affect the demand for our products. Even if we are successful in bringing our products to market, there is no assurance that we can successfully compete. We cannot predict the development of future competitive products or companies. We will be materially adversely affected if we are unable to compete successfully.

Because We Depend On A Single Technology, We Are Vulnerable to Superior Competing Products Or New Technologies That Could Make Our Retractable Safety Needle Devices Obsolete

     Because we have a narrow focus on a particular product and technology (retractable safety needle devices), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products. If a superior technology is created, the demand for our product could greatly diminish. This could have a material adverse effect on our business.

If We Cannot Generate Adequate, Profitable Sales Of Our Planned Products, We Will Not Be Successful

     In order to succeed as a company, we must develop commercially viable products and sell adequate quantities at a high enough price to generate a profit. We may not accomplish these objectives. A number of factors may affect future sales of our product. These factors include:

     - Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves;
     -    Whether we will be successful in obtaining FDA approval in the future;
     - Whether the cost of our product is competitive in the medical marketplace; and
     - Whether physicians, patients and clinicians accept our product as a viable, safe alternative to the standard medical syringe.

Because We Have No Manufacturing, Marketing or Distribution Capabilities, We May Not Be Able To Make, Market And Distribute Our Retractable Safety Needle Devices

     Our success depends, in part, on our ability to market and distribute our product effectively. We have no experience in the sale or marketing of medical products. We have no manufacturing, marketing or distribution capabilities. In the event that we obtain FDA approval for our retractable safety needle devices, we may require the assistance of one or more experienced medical device companies to market and distribute it effectively. Although we are presently seeking an alliance with an experienced medical device company, we may be unable to find a collaborative partner, enter into an alliance on favorable terms or enter into an alliance that will be successful. Any participant to an alliance might, at its discretion, limit the amount and timing of resources it devotes to manufacturing and/ormarketing our product. Any marketing participant or licensee may terminate its agreement with us and abandon our product at any time for any reason without significant payment. If we do not enter into an alliance with a medical device company to market and distribute our product, we may not be successful in entering into alternative arrangements, whether engaging independent distributors or recruiting, training and retaining a marketing staff and sales force of our own.

Our Retractable Safety Needle Devices, If Successfully Commercialized, Could Be Exposed To Significant Product Liability Claims Which Could Be Time Consuming And Costly To Defend, Divert Management Attention and Adversely Impact Our
Ability To Obtain and Maintain Insurance Coverage, Which Could Jeopardize Our License.

     The testing, manufacture, marketing and sale of our retractable safety needle devices will involve an inherent risk that product liability claims will be asserted against us. We currently have a general liability policy with an annual aggregate limit of $2 million with a $1 million limit per occurrence. We currently do not have insurance which relates to product liability, but intend to seek and obtain insurance to cover product liability prior to our products being marketed. Even if we obtain such insurance, it may prove inadequate to cover claims and/or litigation costs. The costs and availability of such insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our safety syringe.

Stringent, Ongoing Government Regulation and Inspection Of Our Safety Syringe Could Lead To Delays In Manufacture, Marketing and Sales

     The FDA continues to review products even after they receive FDA approval. If and when the FDA approves our safety syringe, its manufacture and marketing will be subject to ongoing regulation, including compliance with current Good Manufacturing Practices, adverse reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. We are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of our safety syringe. In addition, the FDA can withdraw a previously approved product from the market at any time, upon receipt of newly discovered information.

We Must Obtain Regulatory Approvals In Foreign Jurisdictions To Market Our Products Abroad

     We will be subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, we must secure approval of a product by the comparable non-U.S. regulatory authorities prior to the commencement of marketing of the product in a foreign country. The process of obtaining these approvals will be time consuming and costly. The approval process varies from country to country and the time needed to secure additional approvals may be longer than that required for FDA approval. These applications may require the completion of pre-clinical and clinical studies and disclosure of information relating to manufacturing and controls. Unanticipated changes in existing regulations or the adoption of new regulations could affect the manufacture and marketing of our products.

Healthcare Reform and Controls On Healthcare Spending May Limit The Price We Can Charge For Our Safety syringe And The Amount We Can Sell

     The federal government and private insurers have considered ways to change, and have changed, the manner in which healthcare services are provided in the United States. Potential approaches and changes in recent years include controls on healthcare spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our product. Assuming we succeed in bringing our product to market, uncertainties regarding future healthcare reform and private practices could impact our ability to sell our product in large quantities at profitable pricing.

     The safety syringe field is relatively new, and it is quite possible that new regulations could be proposed and adopted which could restrict marketing of its safety syringe. Maxxon is not aware of any such pending or proposed regulations, however, there is no assurance that they will not be imposed.

Uncertainty Of Third-Party Reimbursement Could Affect Our Ability To Sell Our Safety Syringe At A Profit

     Sales of medical products largely depend on the reimbursement of patients' medical expenses by governmental healthcare programs and private health insurers. There is no guarantee that governmental healthcare programs or private health insurers will cover the cost of our product or permit us to sell our product at a high enough price to generate a profit.

Because  We Rely On  Third  Parties  for  Research  and  Development  Activities
Necessary to Commercialize Our Product, We Have Less Direct Control Over Those Activities. This Could Have A Materially Adverse Effect On Our Future Prospects.

     We do not maintain our own laboratory and we do not employ our own researchers. We have contracted with third parties in the past to conduct research and development activities and we expect to continue to do so in the future. Because we rely on third parties for our research and development activities, we have less direct control over those activities and can not assure you that the research will be done properly or in a timely manner, or that the results will be reproducible. Our inability to conduct research and development may delay or impair our ability to commercialize our retractable safety needle technology. The cost and time to establish or locate an alternative research and development facility to develop our technology could have a materially adverse effect on our future prospects.

We Are Dependent Upon The Services Of Our Product Designers And Our Employees. The Loss Of Their Services And Our Inability To Find Suitable Replacements Could Have A Material Adverse Effect On The Company.

     Our retractable safety needle devices were designed by the Genesis Design Group of Simi Valley, California and Dr. Thomas Coughlin, Jr, our medical advisor. The loss of the services of Genesis Design Group and Dr. Coughlin and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. Maxxon is also dependent upon the services of its officer and employees. The loss of their services or the inability to retain such experienced personnel could have a material adverse effect on our ability to continue operating. The Company is in default pursuant to employment agreements. There is no assurance that these employees will continue to serve the Company without being paid.

Limited Experience Of Management And Potential Conflicts Of Interest

     The sole officer and significant employees of Maxxon have had limited experience in the medical device industry. In addition, the sole officer and key employees are associated with other firms involved in a range of business activities. Consequently, there are potential conflicts of interest in terms of the amount of time each can devote to the Company. Management estimates that not more than 50% of their time will be devoted to Maxxon's activities.

Our Stock Price Is Volatile And Your Investment In Our Securities Could Decline In Value, Resulting In Substantial Losses To You

     The market price of our common stock, which is traded on the OTC National Quotation Bureau "Pink Sheets" under the symbol "MXON", has been, and may continue to be, highly volatile. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future.

     As of April 14, 2003, the Company had outstanding options to purchase up to 11,050,000 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 9,049,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. To the extent outstanding warrants and options to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

Our Stock Is Considered To Be A "Penny Stock"

     The Penny Stock Act of 1990 requires specific disclosure to be made available in connection with trades in the stock of companies defined as "penny stocks". The Securities and Exchange Commission (SEC) has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. If an exception is unavailable, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risk associated therewith as well as the written consent of the purchaser of such security prior to engaging in a penny stock transaction. The regulations on penny stock may limit the ability of the purchasers of our securities to sell their securities in the secondary marketplace.

We Do Not Expect To Pay Dividends

     We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

     Our lease approximately 4,200 square feet of office space at 9202 South Toledo Avenue, Tulsa, Oklahoma, 74137 pursuant to a lease that expires December 31, 2003. The lease obligates us to pay $6,300 per month for the office space.

ITEM 3. LEGAL PROCEEDINGS

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

     On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against Maxxon; Gifford Mabie, the Company's CEO and Director; Dr. Thomas Coughlin, the Company's medical advisor; and Rhonda Vincent, the Company's financial reporting manager. The complaint alleges that from 1997 to 1999, Maxxon and Mabie made false or misleading statements regarding the Kaufhold syringe, a safety syringe technology that the Company licensed in 1997 and abandoned in 1999. The complaint also alleges that Maxxon, Mabie, Coughlin and Vincent made false or misleading statements, or failed to disclose information, concerning the status of the Company's application for FDA approval of the Rippstein Syringe, filed December 10, 2001. At issue is whether the Company was obligated to disclose earlier the receipt of a letter from the FDA requesting more information, which the Company deemed to be a routine part of the FDA approval process and not a separate, disclosable event. The Company, Mr. Mabie and Dr. Coughlin are preparing to file a Motion for Summary Judgment against the SEC. Ms. Vincent presently has pending before the Court a Motion to Dismiss all claims against her. The Company and the individual defendants vehemently deny the SEC's allegations and plan to vigorously defend against the bogus claims. There is no assurance, however, that the Company or the individual defendants will be successful in defending against the claims. See "RISK FACTORS."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     Part II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

     (a) Market Information

     Our common stock is traded over the counter under the trading symbol "MXON". The high and low prices for our common stock during the calendar quarters ended were:

                  Quarter ended              High          Low
                  -------------              ----          ---
                  December 31, 2002          $0.32         $0.13
                  September 30, 2002         $0.37         $0.21
                  June 30, 2002              $0.69         $0.34
                  March 31, 2002             $0.99         $0.44
                  December 31, 2001          $1.10         $0.57
                  September 30, 2001         $1.48         $0.77
                  June 30, 2001              $1.18         $0.61
                  March 31, 2001             $1.50         $0.15

     Quotations on the National Quotation Bureau Pink Sheets reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions

     (b) Holders

     As of April 14, 2003, we estimate that there were approximately 400 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

     (c) Dividends

     We have not declared any dividends in the past, and we do not plan to declare dividends in the future.

     Recent Sales of Unregistered Securities
     ---------------------------------------
          2003 Transactions
          -----------------
          During January 2003, the Company granted options to purchase up to 8,000,000 shares of restricted common stock at an exercise price of $0.05 per share on or before December 31, 2012 to certain employees. The Company relied upon exemptions from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions

          2002 Transactions
          -----------------
          During July 2002, the Company issued to a consultant 967,742 shares of its restricted common stock pursuant to a cashless exercise provision. The Company relied upon exemptions from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions

          During July 2002, the Company issued 1,039,080 shares of its restricted common stock to an accredited investor pursuant to a cashless exercise provision in their 2001 stock purchase agreement. The Company relied upon exemptions from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions

          During August, the Company issued 500,000 shares of its restricted common stock to Genesis Design Group for its services in the prototype design of the Company's retractable safety devices. The stock was valued at $0.299 per shares which was the closing price for the stock on the day of the agreement. The Company recorded consulting expense of $149,500. The Company relied upon exemptions from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions

          During October 2002, the Company sold 1,150,000 Units of its common stock to two accredited investors for a total of $115,000 in cash. Each Unit consisted of one share of restricted common stock and one warrant to purchase an additional share of common stock at $0.25 per share on or before December 31, 2007. The Company relied upon exemptions from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions

          During the quarter ended September 30, 2002, the Company sold 475,000 shares of its restricted common stock to 5 accredited and 1 non-accredited investors for a total of $47,500 in cash. The Company relied upon exemptions from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions

          During the quarter ended September 30, 2002, the Company sold 2,000,000 Units of its common stock to 2 accredited investors for $200,000 in cash. Each Unit consisted of one share of restricted stock and one warrant to purchase an additional share of restricted common stock at $0.25 per share on or before December 31, 2007. The Company relied upon exemptions from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions

          2001 Transactions
          -----------------
          On January 3, 2001, we issued an employee, 50,000 shares of common stock to repay her for $7,500 in accounting expenses she paid on behalf of Maxxon. The closing price of our common stock on the date of repayment was $0.15 per share. The shares were issued pursuant to an exemption from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

          On January 3, 2001, as partial consideration under the employment agreements dated January 3, 2001, we sold to our employees a total of 3,650,000 shares of common stock at $0.15 per share, the closing price of our common stock on the date of the transaction. From each employee, we received a promissory note due January 3, 2008 at 8% interest per year. The shares were issued pursuant to an exemption from registration under Sections 3(11) and 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

          On January 4, 2001, we sold to Genesis Design Group and its two principals, 50,000 shares of common stock at $0.10 per share, which was based upon the quoted market price of $0.15 per share less a 33% discount as the resale of the shares was restricted. The Company received $5,000 in cash. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

          On February 21, 2001, we entered into an agreement with Genesis Design Group for their assistance in supervising the production of the molds and the testing of the syringes. The contract was valued at $25,000 and in lieu of paying cash, we issued them 100,000 shares of our common stock at $ 0.25 per share, the quoted market price of our common stock on the date of the agreement. As additional consideration under the development agreement, we agreed to issue them an option to purchase 150,000 shares of our common stock at $0.25 per share, exercisable in whole or in part, until December 31, 2002, if Genesis was able to deliver to us assembled syringes that were fully functional within 12 weeks from the date the order with the manufacturer is placed. Because the performance criteria was not met, the obligation to issue the option ended and no compensation cost was recorded. The shares were issued pursuant to an exemption from registration under
     Section 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

          From January 1, 2001 to May 31, 2001, we sold 4,458,000 Units at $0.25 per Unit to 39 accredited investors and 29 non-accredited investors. The quoted market price on the date the offering began was $0.15 per share. The Units were issued pursuant to exemptions from registration under Sections 3(11), 4(2), 4(6) and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions. Each Unit consisted of one share of common stock and one common stock purchase warrant exercisable at $0.50 per share on or before December 31, 2005. Approximately 800,000 Units, or $200,000, of this offering was sold to accredited investors by RichMark Capital Corporation ("RichMark"), a licensed broker dealer. In connection with the sales by RichMark, we paid them $33,000 in commissions, fees and expenses. The remainder of the offering was sold by the Company to investors with whom the Company had an existing relationship.

          On May 10, 2001, we sold 1,333,333 Units at $0.225 per Unit to Petroxx Resources, Inc., an Oklahoma corporation not affiliated with us, in connection with the assignment of certain rights by Mr. Carter and Mr. Keltner (see "Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts"). The price per Unit was based upon a quoted market price of $0.36 per share, less a 35% discount because the common stock and warrants were restricted under Rule 144. The Units were issued pursuant to exemptions from registration under Sections 3(11), 4(2), 4(6) and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions. Each Unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $0.36 per share on or before May 10, 2004.

          On May 18, 2001, the Company sold 17,000 Units to an accredited investor for $0.60 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at $1.20 per share on or before December 31, 2005. The purchase price was equal to the quoted market price of our common stock on the date of the transaction. The Units were issued pursuant to an exemption from registration under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and any and all other available exemptions.

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

          On July 18, 2001, the Board granted options to certain consultants to purchase up to 1,250,000 shares of common stock at exercise prices ranging from $0.01 per share to $0.25 per share. The options expire July 18, 2002. For details about compensation cost recorded in connection with the option grant, see Note 7 of the Financial Statements. The options were granted pursuant to exemptions from registration under Section 4(2) and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions.

          On September 18, 2001, we issued a total of 350,000 shares of common stock to Stuart Daley and Marty Smith of Genesis Design Group for the successful design of the 3cc safety syringe and for the completed design of the safety blood extractor. The shares were valued at $0.78 each, which was the quoted market price of the stock on the day the shares were issued. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

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

          Transactions during 2000

          On July 3, 2000, we issued 122,348 shares of our common stock to our sole officer and director to repay him for loans made to us. The total amount repaid to Mr. Mabie was $61,174, which consisted of $60,863 in principal and $311in accrued interest. On July 3, 2000, we issued 16,428 shares of our common stock to an employee to repay her for a loan she made to us. The total amount repaid was $8,214, which consisted of $8,000 in principal and $214 in interest. The shares issued were valued at $0.50 per share, the quoted market price of our common stock on July 3, 2000. The shares were sold pursuant to an exemption from registration under Sections 3(11) and 4(2) of the Act, and any and all other available exemptions.

          From July to September 2000, we sold a total of 724,000 Units at $0.25 per Unit, or $181,000 in cash, to five accredited investors who were existing shareholders of the Maxxon. Each Unit consisted on one share of common stock and one common stock purchase warrant exercisable at $1.00 per share on or before June 30, 2005. None of the investors were officers, directors or employees. The Units were sold pursuant to exemptions from registration under Sections 4(2), 4(6), and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions. In April, 2001, the Company adjusted the exercise price of the purchase warrant to $0.50 per share and extended the exercise term to December 31, 2005 so that the terms of the warrants were consistent with those sold during 2001. These adjustments were done pursuant to exemptions from registration under Sections 4(2), 4(6), and Regulation D, Rule 506 of the Securities Act of 1933, as amended, and any and all other available exemptions.

ITEM 6. PLAN OF OPERATION

1. Plan of Operation for the Next Twelve Months

          The Company is unable to pay present obligations as they become due and its has no cash resources from which to draw. The Company will need to complete additional financing initiatives during 2003 to generate the liquidity necessary to continue its operations. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that the Company will be able to raise any additional capital on acceptable terms, if at all. The Company does not have any investment banking or advisory agreements in place. If the Company can generate sufficient cash to continue operating, its activities during 2003 will focus primarily on seeking collaborative arrangements for the manufacture and marketing of its products and on defending itself against the SEC.

          (i) Cash Requirements

          To continue operating, the Company requires approximately $12,500 per month to meet its minimum monthly expenses, which include audit and legal fees related solely to ongoing regulatory compliance, employee insurance expenses, accounting assistance and office expenses. To further its business objective of seeking collaborative partners, the Company may require an additional $12,500- $25,000 per month for travel, product related design, patent and legal fees. In addition, the Company will require funds to defend itself in the SEC civil action, however, the Company can not estimate how much will be required at this time. The amount will depend upon the outcome of various motions to dismiss which are pending before the court.

          (ii) Product  Development and Research Plan for the Next Twelve Months

          None.

          (iii) Expected Purchase or Sale of Plant and Significant Equipment.

          None.

          (iv) Expected Significant Changes in the Number of Employees

          None.

ITEM 7.  FINANCIAL STATEMENTS

     See Part F/S

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTNING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) Identify of Directors and Executive Officers

          Gifford M. Mabie, age 62 is Chairman, CEO and a Director of Maxxon and has served in such capacity since May 20, 1997.

     (b) Other Directorships.

          Gifford Mabie is the sole officer and a director of Lexon, Inc.

     (c) Family Relationships

          None.

     (d) Involvement in Legal Proceedings of Officers, Directors, and Control Persons

          None.

ITEM 10.  EXECUTIVE COMPENSATION


                                                 SUMMARY COMPENSATION TABLE


                                                                    Long Term Compensation
                                                             --------------------------- ---------
                                 Annual Compensation                   Awards            Payouts
                          ---------------------------------- --------------------------- ---------
                                                   Other
    Name and                                       Annual    Restricted    Securities              All
   Principal                                       Compen-satStock         Underlying    LTIP      Other
    Position       Year     Salary       Bonus                 Awards     Options/SARs   Payouts   Compen-sation
----------------- ------- ------------ ----------- --------- ----------- --------------- --------- ----------
Gifford M.
Mabie, CEO         2002   $100,000(1)     $-0-       $-0-       $-0-          -0-          $-0-      $-0-
                   2001      $100,000



(1) Accrued but not paid.


                      Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                  Number of Securities   Value of
                                                                  Underlying             Unexercised
                                                                  Unexercised            In-the-Money
                                                                  Options/SARs at        Options/SARs at
                                Shares                            FY-End                 FY-End
                                Acquired on                       Exercisable/           Exercisable/
      Name                      Exercise         Value Realized   Unexercisable          Unexercisable
      ------------------------- ---------------- ---------------- ---------------------- -------------------

      Gifford M. Mabie, CEO     N/A              N/A              300,000(1)             None (2)


(1) Options were granted to Mr. Mabie during 1998 at an exercise price of $0.50 per share, the closing price of the Company's common stock on the date of grant. The options expire ten years from the date of grant and were exercisable at December 31, 2000.

(2) The closing price of our common stock at December 31, 2002 was $0.07 per share, which was less than the $0.50 per share exercise price of Mr. Mabie's options.

ITEM 11.  SECURITY OWNERSHIP FO CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of April 14, 2003 and ownership consists of sole voting and investment power.



                                                                         Beneficial         Percentage of
                                                  Relationship to        Ownership          Outstanding
      Name and Address                            Company                Common Stock(1)    Common Stock (2)
      ------------------------------------------- ---------------------- ------------------ --------------------

      Gifford M. Mabie........................    Officer and Director       778,700 (3)            2.41%
      9202 S. Toledo Ave.
      Tulsa, OK  74137

      John Green..............................    Beneficial Owner         2,400,000 (4)            7.22%
      1620 Twiford Pl.
      Charlotte, NC  28207

      Clarence Williams, Jr. .................    Beneficial Owner         2,400,000 (4)            7.22%
      5701 E. Independence
      Charlotte, NC  28212

      Morgan-Phillips, Inc....................    Beneficial Owner         2,000,000 (5)            5.87%
      8030 S. Memorial Dr.
      Tulsa, OK  74133

      Charles Wickham.........................    Beneficial Owner         1,800,000 (6)            5.61%
      2206 Beverly Dr.
      Charlotte, NC  28207

      Sole Officer and Director and Beneficial Owners
      as a Group (3 persons).........................................      9,378,700               25.51%


(1) Includes shares of common stock issuable upon the exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of April 14, 2003.

(2) For each shareholder listed above, his or her percentage of outstanding common stock was based on 32,060,279 shares issued and outstanding as of April 14, 2003, plus the shares which each shareholder has the right to acquire within 60 days of April 14, 2003.

(3) Includes options to purchase 300,000 shares of common stock exercisable at $0.50 per share. These options expire January 30, 2008.

(4) Includes warrants to purchase up to 200,000 shares of common stock at an exercise price of $0.50 per share on or before December 31, 2005 and warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.25 per share on or before December 31, 2007.

(5) Consists of options to purchase up to a total of 2,000,000 shares of common stock in 500,000 share increments at exercise prices ranging from $0.10 per share to $0.40 per share.

(6)  Includes 250,000 shares of common stock owned by Mr. Wickham's spouse.

Common Stock Options and Warrants Outstanding

     At April 14, 2003, the Company had outstanding options to purchase up to 11,050,000 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 9,049,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. See Part F/S "Notes to Financial Statements".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Note 8 "Related Party Transactions" to the Financial Statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:
     See "Index to and Description of Exhibits"

     Reports on Form 8-K:
     The Company had no Form 8-K filings during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's periodic SEC filings. Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action.

                                    Part F/S



                          INDEX TO FINANCIAL STATEMENTS


Audited Financial Statements

Independent Auditors' Report.......................................................................      F-1

Balance Sheet At December 31, 2001.................................................................      F-2

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2001
And For The Years Ended December 31, 2001 and 2000................................................       F-3

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2001
And For The Years Ended December 31, 2001 and 2000.................................................      F-4

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through
December 31, 2001..................................................................................      F-5

Notes To Financial Statements From Inception (August 16, 1996) Through
December 31, 2001, And For The Years Ended December 31, 2001 and 2000..............................      F-6




Index to and Description of Exhibits


EX
No.        Description of Exhibit
----       --------------------------------------------------------------------------------------------------------
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

4.1        Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999

10.1       1998 Incentive Stock Option Plan (filed as Exhibit 6.1 to our Form 10-SB filed December 23, 1999

10.2       Form of Incentive Stock Option Agreement (filed as Exhibit 6.2 to our Form 10-SB filed December
           23, 1999)

10.3       Form of Officer/Director Indemnification Agreement (filed as Exhibit 6.3 to our Form 10-SB filed
           December 23, 1999)

10.4       Agreement and Plan of Merger between Cerro Mining Corporation and Maxxon, Inc. dated May 9, 1997
           (filed as Exhibit 6.6 to our Form 10-SB filed December 23, 1999)

10.5       Exclusive License Agreement between Wayland Rippstein, Ken Keltner, Lynn Carter and Maxxon dated
           November 18, 1999 (filed as Exhibit 6.9 to our Form 10-SB filed December 23, 1999)

10.6       Form of Stock Option Agreement between Rippstein, Keltner and Carter and Maxxon dated November 18, 1999
           (filed as Exhibit 6.11 to our Form 10-SB filed December 23, 1999)

10.7       Amended Employment Agreement between Maxxon and Gifford Mabie (filed as Exhibit 10.22 to our
           Form 10-QSB filed August 21, 2001)

10.8       Amended Employment Agreement between Maxxon and Dr. Thomas Coughlin (filed as Exhibit 10.23 to our Form 10-QSB filed August 21, 2001)

10.9       Amended Employment Agreement between Maxxon and Rhonda Vincent (filed as Exhibit 10.24 to our
           Form 10-QSB filed August 21, 2001)

10.10      Amended Employment Agreement between Maxxon and Vicki Pippin (filed as Exhibit 10.25 to our Form
           10-QSB filed August 21, 2001)

99.1       Certification of Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

*Filed herewith

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



                               MAXXON, INC.


                               /s/ GIFFORD M. MABIE
                               -------------------------------------------------
                               By:  Gifford M. Mabie, Sole Officer and Director

April 15, 2003

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Gifford M. Mabie, Chief Executive Officer and Chief Financial Officer of Maxxon, Inc. certify that:

1.   I have reviewed this annual report on Form 10-KSB of Maxxon, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the year in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annaul report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: April 15, 2003


                                              /s/ Gifford M. Mabie
                                              -----------------------
                                              Gifford M. Mabie
                                              CEO and CFO

Independent Auditor's Report


To the Shareholders of
Maxxon, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheet of Maxxon, Inc. (a development stage company) for the years ended December 31, 2002 and 2001, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and for the period from December 16, 1996 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxon, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from December 16, 1996 (inception) to December 31, 2002 in conformity with generally accepted accounting principles.




Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants
Tulsa, Oklahoma


April 15, 2003

                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2002



                   ASSETS
Current assets
Cash                                                             $ 33,721
Employee Advances                                                  18,000
Rent receivable- related parties                                   32,518
Notes receivable- related parties                                 147,343
                                                               -----------
   Total current assets                                           231,582
                                                               -----------
Property and Equipment, net of depreciation                        23,749
                                                               -----------
Other assets
Patent Development                                                 10,000
Less amortization                                                  (2,015)
                                                               -----------
      Total Patent Development                                      7,985
                                                               -----------
TOTAL ASSETS                                                    $ 263,316
                                                               ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                         $ 14,672
Accrued Salaries                                                  393,333
Related Party Payables                                              3,125
                                                               -----------
   Total current liabilities                                      411,130
                                                               -----------
Total liabilities                                                 411,130
                                                               -----------
Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                     -
Common stock, $0.001 par value,
   75,000,000 shares authorized;
   30,920,260 shares issued and outstanding                        30,920
Common stock purchased by employees                              (444,697)
Paid in capital                                                10,429,855
Unamortized portion of compensation cost
   for options granted to non-employees and
   common stock issued for services                              (288,959)
Deficit accumulated during the development stage               (9,874,933)
                                                               -----------
   Total shareholders' equity                                    (147,814)
                                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                  $ 263,316
                                                               ===========


   The accompanying notes are an integral part of the financial statements



                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
         From Inception (August 16, 1996) Through December 31, 2002 and
                 For The Years Ended December 31, 2002 and 2001




                                           From inception
                                              (August 16,                 For The Year Ended
                                            1996) through      ----------------------------------------
                                        December 31, 2002      December 31, 2002      December 31, 2001
                                        -----------------      -----------------      -----------------

Revenue
Investment Income                               $ 170,753                    $ -              $ 170,753
Other Income                                        3,807                      -                  3,807
                                        -----------------      -----------------      -----------------
Total Revenue                                     174,560                      -                174,560
                                        -----------------      -----------------      -----------------
Expenses
Research and development                        1,536,582                286,509                776,451
General and administrative                      8,441,418              1,633,125              1,588,343
                                        -----------------      -----------------      -----------------
   Total operating expenses                     9,978,000              1,919,634              2,364,794
                                        -----------------      -----------------      -----------------
Operating loss                                 (9,803,440)            (1,919,634)            (2,190,234)

Interest income                                    17,276                      -                  1,722

Interest expense                                   30,903                     39                  1,286

Loss on disposal of assets                          2,006                  2,006                      -

Depreciation and amortization                      55,860                 11,997                  9,287
                                        -----------------      -----------------      -----------------
Net loss from operations                     $ (9,874,933)          $ (1,933,676)          $ (2,199,085)
                                        =================      =================      =================

Weighted average shares
outstanding                                    18,013,892             26,871,732             21,667,726
                                        -----------------      -----------------      -----------------
Net loss per share (Note 1)                       $ (0.55)               $ (0.07)               $ (0.10)
                                        -----------------      -----------------      -----------------




The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (August 16, 1996) Through December 31, 2002


                                                                From Inception
                                                                   (August 16,               For The Year Ended
                                                                 1996) through      ----------------------------------------
                                                             December 31, 2002       December 31, 2002     December 31, 2001
                                                             ------------------     ------------------    ------------------
Operating activities
Net loss                                                          $ (9,874,933)          $ (1,933,676)         $ (2,199,085)
Plus non-cash charges to earnings:
Depreciation and amortization                                           47,866                 11,996                 9,966
Common stock issued for services                                     1,478,807                324,500               297,650
Expenses paid by third parties                                          57,134                      -                 7,500
Contribution of services by officer and employees                      799,154                      -                     -
Services by officer and employees paid for
     with non-cash consideration                                        87,500                      -                     -
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                              1,486,618                759,795               438,946
Write-off of organizational costs                                        3,196                      -                     -
Write-off of zero value investments                                    785,418                      -                     -
Write-off of leasehold improvements and computer equipment               2,006                  2,006
Compensation costs for stock options and warrants
granted to non-employees                                             1,132,715                      -               124,800
Change in working capital accounts:
   (Increase) decrease in receivables from related parties            (197,861)                22,453              (159,227)
   (Increase) decrease in prepaid expenses                                   -                                        2,255
   (Increase) decrease in other receivables                           (176,577)                     -                     -
   Increase (decrease) in accounts payable and accrued liabilities     463,972                326,971                49,606
                                                             ------------------     ------------------    ------------------
      Total operating activities                                    (3,904,985)              (485,955)           (1,427,589)
                                                             ------------------     ------------------    ------------------
Investing activities
Purchase of equipment                                                  (67,042)                (2,301)              (30,022)
Investment in syringe patent development                               (10,000)                     -                     -
Investment in Ives Health Company                                     (251,997)                     -                     -
Investment in The Health Club                                          (10,000)                     -                     -
                                                             ------------------     ------------------    ------------------
      Total investing activities                                      (339,039)                (2,301)              (30,022)
                                                             ------------------     ------------------    ------------------
Financing activities
Loans from shareholders                                                 13,907                      -                     -
Repayment of loans from shareholders                                   (11,369)                     -                (6,369)
Repayments of Promissory Notes                                         102,803                102,803
Sale of common stock for cash:
   To third-party investors (prior to merger)                          574,477                      -                     -
   To third-party investors                                          2,935,345                362,500             1,604,700
   From exercise of stock options by third-parties                     509,900                      -                     -
   Less:  Issue Costs                                                 (102,318)                     -               (85,575)
Convertible debentures issued for cash                                 355,000                      -                     -
Payment of exclusive license note payable                             (100,000)                     -                     -
                                                             ------------------     ------------------    ------------------
      Total financing activities                                     4,277,745                465,303             1,512,756
                                                             ------------------     ------------------    ------------------

Change in cash                                                          33,721                (22,953)               55,145
Cash at beginning of period                                                  -                 56,674                 1,529
                                                             ------------------     ------------------    ------------------
Cash at end of period                                                 $ 33,721               $ 33,721              $ 56,674
                                                             ==================     ==================    ==================

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                   27,903                      -                     -
                                                             ------------------     ------------------    ------------------

Non-cash financing and investing activities:
Common stock issued to founders                                          7,000                      -                     -
Common stock issued in connection with merger
with Cerro Mining Corporation                                              300                      -                     -
Common stock issued in Ives merger                                     346,262                      -                     -
Common stock subscriptions                                              69,800                      -                     -
Capitalized compensation cost for options granted                    1,487,700                      -             1,487,700
Common stock issued in exchange for promissory note                    676,500                      -               547,500
Common stock issued for payment of debt                                 76,888                      -                 7,500
Common stock issued for convertible debentures                         190,660                      -                     -
Common stock issued for services                                       471,663                      -               297,650
Common stock issued to pay Ives debt                                    27,000                      -                     -
                                                             ------------------     ------------------    ------------------

The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                Statements of Shareholders' Equity From inception
                  (August 16, 1996) through December 31, 2002

                                                                                                 Deficit
                                                                                             Accumulated
                                                                                              during the
                                                             Common Stock           Paid-In  Development   Subscription
                                                           Shares      Amount       Capital        Stage     Receivable        Total
                                                       ----------    --------  ------------  -----------   ------------   ----------

Balance at Inception (August 16, 1996)                          -           -            -             -             -           -

Cerro Mining/Maxxon-OK Merger:
 Cerro Mining                                             531,000         531         (231)                                     300
 Maxxon-OK:
   Shares issued to founders                            7,000,000       7,000                                                 7,000
   Shares sold for cash
   to third-party investors                               578,000         578      573,899                                  574,477
Ives Transactions:
   Investment in Ives Health Company                      311,240         311      310,951                                  311,261
   Investment in The Health Club                           35,000          35       34,965                                   35,000
   Conversion of Ives Debt                                 18,513          19       26,981                                   27,000
Issuance of Common Stock for:
   Cash from third-party investors                        218,569         219      353,501                                  353,720
   Cash from related party
   Promissory Notes                                        64,500          65      128,935                                  129,000
   Subscriptions Receivable                                52,757          53       69,747                     (69,800)           -
   Services Rendered                                       90,499          90      173,337                                  173,427
   Debentures Converted                                   102,673         103       74,897                                   75,000
Net Income (Loss) at December 31, 1997                                                          (795,375)                  (795,375)
                                                       ----------    --------  ------------  -----------   ------------   ----------
Balance at December 31, 1997                            9,002,751       9,003    1,746,982      (795,375)      (69,800)     890,809

Issuance of Common Stock for:
   Conversion of Ives Debt                                 44,827          45       54,955                                   55,000
   Cash from third-party investor                          50,000          50       90,950                                   91,000
   Options exercised by third-parties for cash            545,867         546      359,354                                  359,900
   Options exercised by third-parties for services         24,133          24       18,076                                   18,100
   Services Rendered by third-parties                     988,007         988      573,560                                  574,549
   Debentures Converted by third parties                  548,574         549      274,451                                  275,000
   Settlement with related party                          350,000         350                                                   350
Certificates canceled:                                    (91,572)        (92)     (40,173)                                 (40,265)
Value of Services Contributed by Officer
   and Employees                                                                   114,154                                  114,154
Compensation Cost for Stock Options Granted
   to Non-Employees                                                                918,187                                  918,187
Cancellation of Subscriptions Receivable
   from related party                                                                                           69,800       69,800
Net Income (Loss) at December 31, 1998                                                        (2,584,383)                (2,584,383)
                                                       ----------    --------  ------------  -----------   ------------   ----------
Balance at December 31, 1998                           11,462,587      11,463    4,110,497    (3,379,758)            0      742,202

Issuance of Common Stock for:
   Cash from third-party investor                         390,693         390      342,034                                  342,424
Less: Issue Costs                                                                  (16,743)                                 (16,743)
   Options exercised by third-parties for cash            300,000         300      149,700                                  150,000
   Services Rendered by third-parties                     164,069         164      166,579                                  166,743
Value of Services Contributed by Officer
   and Employees                                                                   280,000                                  280,000
Compensation Cost for Stock Options Granted
   to Non-Employees                                                                 89,728                                   89,728
Net Income (Loss) at December 31, 1999                                                        (1,014,555)                (1,014,555)
                                                       ----------    --------  ------------  -----------   ------------   ----------
Balance at December 31, 1999                           12,317,349      12,317    5,121,795    (4,394,313)            0      739,799

Issuance of Common Stock for:
   Cash from third-party investor                         862,776         863      249,525                                  250,388
   Less: Issue Costs
Value of Services Contributed by Officer
   and Employees                                                                   405,000                                  405,000
Net Income (Loss) at December 31, 2000                                                        (1,347,859)                (1,347,859)
                                                       ----------    --------  ------------  -----------   ------------   ----------
Balance at December 31, 2000                           13,180,125      13,180    5,776,320    (5,742,172)            0       47,328

Issuance of Common Stock for:
   Cash from third-party investor                       6,558,333       6,558    1,598,142                                1,604,700
Purchased by Employees                                  3,650,000       3,650      543,850                     547,500)           0
Issued for Repayment of Debt                               50,000          50        7,450                                    7,500
Less: Issue Costs                                                                  (85,575)                                 (85,575)
   Services Rendered by third-parties                     450,000         450      422,000                                  422,450
Compensation Cost of stock issued  and
options granted for services                              200,000         200    1,487,500                                1,487,700
Compensation Cost of stock issued  and
options granted for services to be amortizeed                                   (1,048,754)                              (1,048,754)
Net Income (Loss) at December 31, 2001                                                        (2,199,085)                (2,199,085)
                                                       ----------    --------  ------------  -----------   ------------   ----------
Balance at December 31, 2001                           24,088,458      24,088    8,700,933    (7,941,257)     (547,500)     236,264

Issuance of Common Stock for:
   Cash from third-party investor                       3,625,000       3,625      358,875                                  362,500
Exercise of Options                                     2,006,822       2,007       (2,007)                                       0
Payment towards promissory note balances                                                                       102,803      102,803
Amortized Compensation Cost of stock
issued  and options granted for services                                           759,795                                  759,795
Compensation Cost of stock issued  and
options granted for services                            1,200,000       1,200      323,300                                  324,500
Net Income (Loss) at December 31, 2002                                                        (1,933,676)                (1,933,676)
                                                       ----------    --------  ------------  -----------   ------------   ----------
Balance at December 31, 2002                           30,920,280    $ 30,920  $ 10,140,896  $(9,874,933    $ (444,697)   $(147,814)
                                                       ==========    ========  ============  ===========   ============   ==========

The accompanying notes are an integral part of the financial statements.

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2002


Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
     Maxxon, Inc. ("Maxxon" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. Its devices are in the development stage.

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

Development Stage Company

     Since its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital and to research and development of various safety needle devices.

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

     On August 8, 2001, the Company entered into amended written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of December 31, 2002, the Company owed $393,333 pursuant to the employment agreements, of which $360,000 was accrued during the year ended December 31, 2002, and $33,333 was accrued during the three months ended December 31, 2001. The Company has breached the employment agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 5, "Other Commitments and Contingencies."

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

Segment Information
     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the year ended December 31, 2002 and 2001, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2002 and 2001 weighted average shares of 26,871,732 and 21,667,726 used respectively in the calculations of loss per share.

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

Intangible Assets
     Intangible assets are stated at cost. The intangible asset of $10,000 at December 31, 2002 is for patent costs related to the Rippstein syringe. Amortization of these patent costs is for a period of 17 years, which is the life of a U.S. Patent.

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

     In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS No, 146 for exit or disposal activities initiated after December 31, 2002. The Company does not expect a material impact from the adoption of SFAS No. 146 on its financial statements.


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

Note 3 - Property and Equipment, Net

     As of December 31, 2002, property and equipment, net of depreciation, consisted of the following amounts:


                                                   Useful Life      Amount
                                                   ------------ ---------------
Computer equipment                                   5 Years       $32,322.98
     Less: Accumulated Depreciation                                 (8,853.38)
                                                                ---------------
                                                                   $23,469.60
                                                                ---------------
Furniture and fixtures                               5 Years        17,625.73
     Less: Accumulated Depreciation                                (17,345.95)
                                                                ---------------
                                                                      $279.78
                                                                ---------------
Total property and equipment, net of depreciation                  $23,749.38
                                                                ===============

Note 4 - Income Taxes

     The deferred tax assets and liabilities from Inception (August 16, 1996) to December 31, 2002 and at December 31, 2002 and 2001 are as follows:



                                          From Inception
                                    (August 16, 1996) to
                                       December, 31 2002     December 31, 2002     December 31, 2001
                                    ---------------------  -------------------   -------------------

Net operating loss carryforward             $(1,941,045)           $ (482,753)           $ (659,726)
Less:  Valuation allowance                    1,941,045               482,753               659,726
                                    ---------------------  -------------------   -------------------

         Net Deferred Tax Benefit               $     --              $     --              $     --
                                    =====================  ===================   ===================


     As of December 31, 2002, the Company had a net operating loss carry-forward of approximately $5,337,400.which will begin to expire in 2012. Deferred taxes reflect a combined federal and state tax rate of approximately 30%.


Note 5 - Other Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement
     In connection with the Rippstein License, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning in April of 2005. See Note 2 "Exclusive License Agreement."

Patent Applications
     A U.S. patent application was filed on November 1, 2002 for Company's retractable safety syringe. On November 20, 2001, a U.S. patent application was filed for the Company's retractable safety blood drawing device. There is no assurance that either U.S. patent will be issued. The Company has not yet filed any applications for foreign patent protection. The lack of patent protection could allow competitors to copy and sell products based on our technology without paying us a royalty.

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

Payments Due Pursuant to Amended Employment Agreements
     As of December 31, 2002, the Company owed its officer and its employees a total of $393,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

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

Note 6 - Common Stock and Paid-In Capital

     During May 2002, the Company recorded the issuance of 700,000 shares of its common stock pursuant to a confidential settlement agreement with the Company's former investor relations firm.

     During July 2002, a consultant exercised 1,000,000 options at $0.01 per share. Pursuant to their original agreement signed on July 18, 2001, the consultant used the cashless exercise provision contained therein and returned 32,258 shares of Maxxon, Inc. common stock back to the Company as payment thereby leaving the consultant with 967,742 shares of common stock. The 32,258 shares were calculated using the closing price of the stock on the date of exercise.

     During July 2002, shareholders exercised 1,333,333 warrants. These warrants were included in 1,333,333 units purchased during 2001 that contained one share and one warrant exercisable at $0.32 per share. The agreements contained a cashless exercise provision and as such, the shareholders opted to utilize it. Upon the exercise of the warrants, the shareholders returned 294,253 shares of Maxxon, Inc. common stock to the Company thereby leaving the shareholders with 1,039,080 shares of common stock. The 294,253 shares were calculated using the closing price of the stock on the date of exercise.

     During August, the Company issued 500,000 shares of its common stock to Genesis Design Group for its consulting services in the prototype design of the Maxxon Safety Syringe. The stock was valued at $0.299 per shares which was the closing price for the stock on the day of the agreement. The Company recorded consulting expense of $149,500.

     During October 2002, the Company sold 1,150,000 units of its common stock to two accredited investors for a total of $115,000 in cash. Each unit consisted of on share of common stock and one warrant exercisable at $0.25. The selling price of $0.10 was based on the market price on the date of the agreements reduced by 56% based on the restrictive nature of the stock. The Board determined such a discount to be reasonable in light of Maxxon's thinly traded market and restrictions regarding resale of the shares.

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


Note 7 - Stock Options

     The Company's Incentive Stock Option Plan has 9,000,000 shares reserved for issuance. Under the Plan, employees have been granted options to purchase up to 1,000,000 shares of common stock on or before January 2008 at an exercise price of $0.50 per share. These employee options were granted during 1998. For the year ended December 31, 2002, there were no options granted, exercised or forfeited pursuant to the Plan.

     For the year ended December 31, 2002, there were no options granted to Non-Employees. The Non-Employee stock options outstanding as of December 31, 2002 consist of 800,000 options that were granted to Mr. Rippstein in November of 1998 at an exercise price of $0.50 per share. Of the 800,000 Non-Employee stock options outstanding at December 31, 2002, approximately 480,000 were exercisable. During July, 2002, as consideration for additional services rendered, the Company extended until July 18, 2003 the exercise date for 250,000 options granted to a consultant during 2001at an exercise price of $0.25 per share.

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

     The following table summarizes information about the stock options outstanding at December 31, 2002:





                                     Options Outstanding                 Options Exercisable
                         -----------------------------------------   --------------------------
                                            Weighted
                                             Average    Weighted                      Weighted
                                Number     Remaining     Average            Number     Average
 Range                     Outstanding   Contractual    Exercise       Exercisable    Exercise
 of Exercise Prices        at 12/31/02          Life       Price       at 12/31/02       Price
 ------------------        -----------  ------------   ----------      -----------    --------
 Employees:
       $0.50                 1,000,000     5.13 Years     $0.50          1,000,000       $0.50

 Non-Employees:
       $0.25                   250,000      .55 Years     $0.25            250,000       $0.25
       $0.50                   800,000     6.84 Years     $0.28            480,000       $0.50
                           -----------                                 -----------
                             1,050,000                                     730,000
                           -----------                                 -----------


Note 8 - Related Party Transactions

     Maxxon leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2003. The monthly lease payment for the office space is $6,300. The office space is shared with other companies in which Maxxon's officer and director and its employees may be officers, directors, employees or shareholders. In addition to office space, Maxxon shares staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of December 31, 2002, Maxxon's receivables from the other companies for rent and administrative expenses was $32,518 and $147,343, respectively, and Maxxon's payable to the other companies was $3,125.

     On January 3, 2001, the Company sold to its employees a total of 3,650,000 shares of common stock at $0.15 per share, the closing price of our common stock on the date of the transaction. From each employee, the Company received a promissory note due January 3, 2008 at 8% interest per year.


Note 9 - Uncertainties

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $9,874,933 for the period from inception (August 16, 1996) to December 31, 2002, and a net loss of $1,933,676 and $2,199,085, for the years ended December 31, 2002 and 2001, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against Maxxon; Gifford Mabie, the Company's CEO and Director; Dr. Thomas Coughlin, the Company's medical advisor; and Rhonda Vincent, the Company's financial reporting manager. The complaint alleges that from 1997 to 1999, Maxxon and Mabie made false or misleading statements regarding the Kaufhold syringe, a safety syringe technology that the Company licensed in 1997 and abandoned in 1999. The complaint also alleges that Maxxon, Mabie, Coughlin and Vincent made false or misleading statements, or failed to disclose information, concerning the status of the Company's application for FDA approval of the Rippstein Syringe, filed December 10, 2001. At issue is whether the Company was obligated to disclose earlier the receipt of a letter from the FDA requesting more information, which the Company deemed to be a routine part of the FDA approval process and not a separate, disclosable event. The Company, Mr. Mabie and Dr. Coughlin are preparing to file a Motion for Summary Judgment against the SEC. Ms. Vincent presently has pending before the Court a Motion to Dismiss all claims against her. The Company and the individual defendants vehemently deny the SEC's allegations and plan to vigorously defend against the bogus claims.

Note 11- Subsequent Events

     The Company issued 1,140,000 shares and granted options to purchase up to 500,000 shares each at an exercise price of $0.10, $0.20, $0.30 and $0.40 per share pursuant to a confidential settlement approved by the Tulsa County District Court in connection with the litigation against the Company by its former investor relations firm..

     The Company granted options to purchase up to 8,000,000 shares of its common stock at an exercise price of $0.05 per share to certain employees pursuant to the Company's stock option plan.