Form 10QSB
period 2003-03-31
MAXXON INC
filed 2003-05-15
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

        Nevada                                                73-1526138
-----------------------                                     --------------
(State or incorporation)                               (IRS Employer I.D. No.)

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

Yes  X            No   __
     --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 32,060,260 shares of Common Stock, $0.001 par value, outstanding as of May 14, 2003.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at March 31, 2003 (Unaudited)................................  3

Statements of Operations For The Period From
Inception (October 6, 1998) To March 31, 2003 And
For The Three Months Ended March 31, 2003 and 2002 (Unaudited).............  4

Statements of Cash Flows For The Period From
Inception (October 6, 1998) to March 31, 2003 And
For The Three Months Ended March 31, 2003 and 2002 (Unaudited).............  5

Notes to the Financial Statements (Unaudited)..............................  6

                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                                                   March 31,
                        ASSETS                                         2003
                                                                  (Unaudited)
                                                                  ----------
Current assets
Cash                                                                $ 6,478
Employee Advances                                                    18,000
Notes receivable- related parties                                   106,552
                                                                  ----------

   Total current assets                                             131,030
                                                                  ----------

Property and Equipment, net of depreciation                          22,440

Other assets
Patent Development                                                   10,000
Less amortization                                                    (2,162)
      Total Patent Development                                        7,838
                                                                  ----------

TOTAL ASSETS                                                      $ 161,308
                                                                  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                           $ 37,994
Accrued Salaries                                                    493,333
                                                                  ----------
   Total current liabilities                                        531,327
                                                                  ----------
Total liabilities                                                   531,327
                                                                  ----------
Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares issued
   and outstanding                                                      ---
Common stock, $0.001 par value,
   75,000,000 shares authorized; 32,060,260 shares
   issued and outstanding at March 31, 2003                          32,060
Paid in capital                                                  10,569,415
Common stock purchased by employees                                (434,697)
Unamortized portion of compensation cost for options granted
   to non-employees and common stock issued for services           (129,746)
Deficit accumulated during the development stage                (10,407,051)
                                                                ------------
   Total shareholders' deficiency                                  (370,019)
                                                                ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                    $ 161,308
                                                                ============

   The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                         (A Development Stage Company)

                            Statements of Operations
            From Inception (August 16, 1996) through March 31, 2003
             and for the three months ended March 31, 2003 and 2002

                                                        Three           Three
                                 From Inception        Months          Months
                               (August 16, 1996)        Ended           Ended
                                        through      March 31,       March 31,
                                 March 31, 2003          2003            2002
                               ----------------   ------------   ------------
Investment Income                     $ 170,753           $ -            $ -
Other Income                              3,807             -              -
                                   ------------   ------------   ------------
                                        174,560             -              -
                                   ------------   ------------   ------------

EXPENSES
Research and development              1,536,582             -         40,855
General and administrative            8,972,227       530,809        429,635
                                   ------------   ------------   ------------
   Total operating expenses          10,508,809       530,809        470,490
                                   ------------   ------------   ------------
Operating loss                      (10,334,249)     (530,809)      (470,490)

Interest income                          17,276             -              -
Interest expense                         30,903             -             10
Loss on disposal of assets                2,006             -              -
Depreciation and amortization            57,170         1,309          3,453
                                   ------------   ------------   ------------
Net loss from operations            (10,407,052)   $ (532,118)    $ (473,953)
                                   ============   ============   ============
Weighted average shares
outstanding                          19,151,321    31,971,611     24,088,456
                                   ============   ============   ============

Net loss per share                      $ (0.54)      $ (0.02)       $ (0.02)
                                   ============   ============   ============

   The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                         (A Development Stage Company)

                            Statements of Cash Flows
            From Inception (August 16, 1996) through March 31, 2003
             and for the three months ended March 31, 2003 and 2002

                                                                                            Three            Three
                                                                   From Inception          months           months
                                                                 (August 16, 1996)          ended            ended
                                                                          through        March 31,        March 31,
                                                                   March 31, 2003            2003             2002
                                                                  ----------------     ------------     ------------


Net loss                                                             $ (10,407,051)      $ (532,118)      $ (473,953)
Plus non-cash charges to earnings:
   Depreciation and amortization                                            57,169            1,457            3,453
   Common stock issued for services                                      1,478,807
   Expenses paid by third parties                                           57,134                -
   Contribution of services by officer and employees                       799,154                -                -
   Services by officer and employees paid for
      with non-cash consideration                                           87,500                -                -
   Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                  1,645,831          159,213          239,425
   Write-off of Investment in Ives Health                                  785,418                -                -
   Write-off of leasehold improvements and computer equipment                2,006                -                -
   Other                                                                     1,360                -                -
   Receivable allowance                                                     73,309           73,309
   Compensation costs for stock options and warrants
     granted to non-employees                                            1,273,415          140,700
   Accrued but unpaid salaries                                             493,333          100,000
Change in working capital accounts:
   (Increase) decrease in receivables from related parties                (179,861)                           30,326
   (Increase) decrease in unamortized portion of compensation cost
        for options granted to non-employees                              (129,746)
   (Increase) decrease in other receivables                                (18,000)               -                -
   Increase (decrease) in accounts payable and accrued liabilities          37,994           20,196          121,731
                                                                   ----------------     ------------     ------------

      Total operating activities                                        (3,942,228)         (37,243)         (79,018)
                                                                   ----------------     ------------     ------------

Investing activities
Purchase of equipment                                                      (67,042)                           (2,301)
Investment in syringe patent development                                   (10,000)               -                -
Investment in Ives Health Company                                         (251,997)               -                -
Investment in The Health Club                                              (10,000)               -                -
                                                                   ----------------     ------------     ------------
      Total investing activities                                          (339,039)               -           (2,301)
                                                                   ----------------     ------------     ------------

Financing activities
Loans from shareholders                                                     13,907                -                -
Repayment of loans from shareholders                                       (11,369)               -                -
Repayments of Promissory Notes                                             112,803           10,000           26,016
Sale of common stock for cash:
   To third-party investors (prior to merger)                              574,477                -                -
   To third-party investors                                              2,935,345                                 -
   From exercise of stock options by third-parties                         509,900                -                -
   Less:  Issue Costs                                                     (102,318)               -                -
Convertible debentures issued for cash                                     355,000                -                -
Payment of exclusive license note payable                                 (100,000)               -                -
                                                                   ----------------     ------------     ------------
      Total financing activities                                         4,287,745           10,000           26,016
                                                                   ----------------     ------------     ------------

Change in cash                                                               6,478          (27,243)         (55,303)
Cash at beginning of period                                                      -           33,721           56,674
                                                                   ----------------     ------------     ------------
Cash at end of period                                                      $ 6,478          $ 6,478          $ 1,371
                                                                   ----------------     ------------     ------------

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                            -                -                -

Non-cash financing and investing activities:
   Common stock issued to founders                                           7,000                -                -
   Common stock issued in connection with merger
      with Cerro Mining Corporation                                            300                -                -
   Common stock issued in Ives merger                                      346,262                -                -
   Common stock subscriptions                                               69,800                -                -
   Capitalized compensation cost for options granted                     1,487,700                -        1,487,700
   Common stock issued in exchange for promissory note                     676,500                -          547,500
   Common stock issued for payment of debt                                  76,888                -            7,500
   Common stock issued for convertible debentures                          190,660                -                -
   Common stock issued for services                                        471,663                -          297,650
   Common stock issued to pay Ives debt                                     27,000                -                -

   The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                         (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)



Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
         The financial information for Maxxon, Inc. (the "Company") as of March 31, 2003 and 2002 and for the three month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

Organization and Nature of Operations
         Maxxon, Inc. ("Maxxon" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. Its devices, which consist of a retractable safety syringe, a retractable blood drawing device, and a retractable safety syringe licensed from a third party (the "Rippstein Syringe") are in the development stage.

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

         On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of March 31, 2003, the Company owed $493,333 pursuant to the employment agreements, of which $100,000 was accrued during the quarter ended March 31, 2003 and $393,333 was accrued as of December 31, 2002. The Company has breached the employment agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 5, "Other Commitments and Contingencies."

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

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2003 and 2002 weighted average shares of 31,971,611 and 24,726,234 used respectively in the calculations of loss per share.

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

Reclassifications
         Certain reclassifications may have been made to the prior year financial statements to conform to the current period presentation.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the early stages of development and has not established sources of revenues sufficient to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(10,407,051) for the period from inception (August 16, 1996) to March 31, 2003, and a net loss of $(532,118) and $(473,953), for the quarters ended March 31, 2003 and 2002, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its planned products. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Exclusive License

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

Note 4 - Property and Equipment, Net

         As of March 31, 2003, property and equipment, net of depreciation, consisted of the following amounts:

                                                        Useful
                                                         Life         Amount
                                                     ------------   ------------

      Computer equipment                               5 Years       $32,322.98
           Less: Accumulated Depreciation                             (9,882.72)
                                                                    ------------
                                                                     $22,440.26
                                                                    ------------

      Furniture and fixtures                           5 Years        17,625.73
           Less: Accumulated Depreciation                            (17,625.73)
                                                                    ------------
                                                                            ---
                                                                    ------------

      Total property and equipment, net of depreciation              $22,440.26
                                                                    ============

Note 5 - Other Commitments and Contingencies

Future Royalty Obligations Under Exclusive License Agreement
         In connection with the Rippstein License, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning in April of 2005. See Note 2 "Exclusive License Agreement."

Patent Applications
         A U.S. patent application was filed on November 1, 2002 for Company's retractable safety syringe. On November 20, 2001, a U.S. patent application was filed for the Company's retractable safety blood drawing device. There is no assurance that either U.S. patent will be issued. The Company has not yet filed any applications for foreign patent protection. The lack of patent protection, either foreign or domestic, could allow competitors to copy and sell products based on our technology without paying us a royalty.

Patents
         On February 27, 2001, the U.S. patent covering the Rippstein Syringe was published. On January 13, 2001, an application was filed for international patent protection, pursuant to the Patent Cooperation Treaty. There is no assurance that any international patents will be issued. There is no assurance that the patent, or any pending patent application, does not infringe on the rights of others.

Payments Due Pursuant to Amended Employment Agreements
         As of March 31, 2003, the Company owed its officer and its employees a total of $493,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

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

         The Company reimburses each employee for any reasonable and necessary business expenses, including travel and entertainment expenses that are necessary to carry out his or her duties. Each employee has the right to participate in other businesses as long as those businesses do not compete directly with the Company and so long as the employee devotes the necessary working time, as determined in his or her sole discretion, to the Company's business activities. The Company is obligated to indemnify each employee for all legal expenses and liabilities incurred with any proceeding involving the employee by reason of his or her being an officer, director, employee or agent of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in the employee's sole judgment, he or she needs to retain counsel or otherwise expend personal funds for his or her defense. If there is a change in control, each employee has the right to resign. A change in control is defined as a change in the majority of Directors within any twelve month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding common stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or if any other person or group acquires more than 50 percent of the voting capital.

Note 6-  Litigation

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

         On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against Maxxon; Gifford Mabie, the Company's CEO and Director; Dr. Thomas Coughlin, the Company's medical advisor; and Rhonda Vincent, the Company's financial reporting manager. The complaint alleges that from 1997 to 1999, Maxxon and Mabie made false or misleading statements regarding the Kaufhold syringe, a safety syringe technology that the Company licensed in 1997 and discontinued developing in late 1999. The complaint also alleges that Maxxon, Mabie, Coughlin and Vincent made false or misleading statements, or failed to disclose information, concerning the status of the Company's application for FDA approval of the Rippstein Syringe, filed December 10, 2001. At issue is whether the Company was obligated to disclose earlier the receipt of a letter from the FDA requesting more information, which the Company deemed to be a routine part of the FDA approval process and not a separate, disclosable event. The Company, Mr. Mabie and Dr. Coughlin are preparing to file a Motion for Summary Judgment against the SEC. Ms. Vincent presently has pending before the Court a Motion to Dismiss all claims against her. The Company and the individual defendants deny the SEC's allegations and plan to vigorously defend against the claims.

Note 7 - Related Party Transactions

         The Company leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2003. The monthly lease payment for the office space is $6,300, for which the Company is obligated with other companies that share the office space. The Company's officer and director and its employees may be officers, directors, employees or shareholders of these other companies. In addition to office space, the Company may share staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of March 31, 2003, Maxxon's receivables from the other companies for rent and administrative expenses was $32,518 and $147,343, respectively, and Maxxon's payable to the other companies was $3,125. During the quarter ended March 31, 2003, the

Company determined that collection of approximately $18,000 and $56,000 was doubtful and recorded an allowance on its income statement.

Note 8 - Equity Transactions

         On January 7, 2003, the Company issued 1,140,000 shares of its common stock pursuant to a confidential settlement agreement approved by the Tulsa County District Court in connection with litigation involving the Company and its former investor relations firm. The Company valued the shares of common stock at $0.06 per share, which was the closing price of the Company's common stock on the date the settlement was approved by the Court. In addition, the Company issued its former investor relations firm options to purchase up to 2,000,000 shares of its common stock in increments of 500,000 shares each at exercise prices ranging from $0.10 per share to $0.40 per share on or before January 6, 2006. The Company recorded compensation cost of $72,300 in connection with the stock options issued. Compensation costs was calculated using the Black-Scholes option pricing model with the following assumptions: exercise prices ranging from $0.10 per share to $0.40 per share; stock price of $0.06 per share (the closing price of the Company's common stock on the grant date); risk-free interest rate of 4.0%; expected dividend yield of 0.0%; expected life of 3 years; and estimated volatility of 140%. The shares of common stock and the options were issued pursuant to an exemption from registration provided by
Section 3(a)10 of the Securities Act of 1933, as amended.

         During January 2003, the Company granted options to purchase up to 8,000,000 shares of its common stock at an exercise price of $0.05 per share to certain employees pursuant to the Company's stock option plan. The options were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Note 9 - Stock Options and Warrants Outstanding

         As of March 31, 2003, the Company had outstanding options to purchase up to 9,000,000 shares of its common stock pursuant to the Company's Stock Option Plan. Under the Plan, employees were granted options during January of 1998 to purchase up to 1,000,000 shares of common stock on or before January of 2008 at an exercise price of $0.50 per share and were granted options during January of 2003 to purchase up to 8,000,000 shares of common stock on or before January of 2013 at an exercise price of $0.05 per share. During the quarter ended March 31, 2003, no options were exercised or forfeited.

         As of March 31, 2003, there were outstanding options for Non-Employees to purchase up to 3,050,000 shares of common stock at exercise prices ranging from $0.10 per share to $0.50 per share. Of the 3,050,000 options outstanding, 800,000 were granted to Mr. Rippstein in November of 1998 at an exercise price of $0.50 per share and expire in November of 2008. Of his 800,000 options, 480,000 were exercisable as of March 31, 2003. His remaining 320,000 options are subject to the following vesting conditions which may not be met, (1) 160,000 of the options become exercisable at such time as the first syringe is produced from the hard production molds and is ready for full scale production; and (2) 160,000 of the options become exercisable at such time as FDA approval is obtained. In any event, all unvested options become exercisable if Maxxon sells the Rippstein Syringe Technology or if the Company is acquired by another company. Of the 3,050,000 options outstanding, 250,000 options were granted to a consultant in July of 2001 at an exercise price of $0.25 per share and expire in July of 2003; and 2,000,000 options were granted in January of 2003 in connection with a settlement agreement between the Company and its former investor relations firm. The 2,000,000 shares of common stock are exercisable in increments of 500,000 shares each at exercise prices ranging from $0.10 per share to $0.40 per share on or before January 6, 2006. During the quarter ended March 31, 2003, no Non-Employee options were exercised or forfeited.

         As of March 31, 2003, the Company has outstanding warrants to purchase up to 9,049,000 shares of common stock at exercise prices ranging from $0.25 per share to $0.50 per share that were issued in connection with private sales of securities during 2001 and 2002. Of the 9,049,000 warrants outstanding, 5,449,000 warrants are exercisable at $0.50 per share on or before December 31, 2005 and 3,600,000 warrants are exercisable at $0.25 per share on or before December 31, 2007.

Item 2.  Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
         The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. The Company's business is subject to numerous risks which are discussed in the Company's Form 10-KSB for the year ended December 31, 2002.

1. Plan of Operation for the Next Twelve Months

     Liquidity and Capital Resources.
         The Company is unable to pay present obligations as they become due and it has no cash resources from which to draw. The Company will need to complete additional financing initiatives during 2003 to generate the liquidity necessary to continue its operations. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that the Company will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. The Company does not presently have any investment banking or advisory agreements in place. If the Company can generate sufficient cash to continue operating, its activities during 2003 will focus on pursuing collaborative arrangements for the manufacture and marketing of its products.

         (i)  Cash Requirements
         To maintain its existence, the Company requires a minimum of $12,500 per month to meet its basic monthly expenses, which include audit, legal and regulatory compliance expenses, employee insurance expenses, accounting assistance and office rent and expenses. To pursue collaborative partner(s), the Company estimates that it will require approximately another $12,500- $25,000 per month. In addition, the Company estimates that its monthly litigation expenses during 2003 could be as high as $50,000 per month if the Court does not rule in the Company's favor regarding the motions against the SEC's claims.

        (ii) Product Development and Research Plan for the Next Twelve Months

         The Company does not expect further product development or research until the Company has raised sufficient funds and/or after a collaborative partnership arrangement has been established.

       (iii) Expected Purchase or Sale of Plant and Significant Equipment.

         None.

         (iv) Expected Significant Changes in the Number of Employees

         As of March 31, 2003, the Company owed $493,333 pursuant to the employment agreements, of which $100,000 was accrued during the three months ended March 31, 2003, and $393,333 was accrued during the year ended December 31, 2002. The Company has breached the material terms of the agreements and there is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid.

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

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Incorporated herein by reference to Part I- Financial Information.
Note 2. "Uncertainties" of the Notes to Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Incorporated herein by reference to Part I- Financial Information.
Note 8. "Equity Transactions" in the Notes to Financial Statements.

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

Date:  May 14, 2003

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




                                                /s/ GIFFORD M. MABIE
        Date: May 14, 2003                      ---------------------
                                                Gifford M. Mabie
                                                CEO and CFO