Form 10QSB
period 2003-06-30
MAXXON INC
filed 2003-08-14
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2003


                         Commission File Number: 0-28629


                                  MAXXON, INC.
                 (Name of Small Business Issuer in its charter)

              Nevada                                     73-1526138
---------------------------------           ------------------------------------
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

Yes  [X]          No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 32,060,260 shares of Common Stock, $0.001 par value, outstanding as of July 30, 2003.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at June 30, 2003 (Unaudited)..................................  3

Statements of Operations
For The Period From Inception (October 6, 1998)
To June 30, 2003 And For The Three Months And
Six Months Ended June 30, 2003 and 2002 (Unaudited).........................  4

Statements of Cash Flows
For The Period From Inception (October 6, 1998)
to June 30, 2003 And For The Six Months
Ended June 30, 2003 and 2002 (Unaudited)....................................  5

Notes to the Financial Statements (Unaudited)...............................  6

                                  MAXXON, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 JUNE 30, 2003
                                  (Unaudited)

                                                                       June 30,
                                                                          2003
                                                                    ------------
                            ASSETS
Current assets
Cash                                                                    $ 6,249
Employee Advances                                                        18,000
Prepaid Expenses                                                         11,000
Notes receivable- related parties                                        50,900
                                                                    ------------

   Total current assets                                                  86,149
Property and Equipment, net of depreciation                              20,586
                                                                    ------------

TOTAL ASSETS                                                          $ 106,735
                                                                    ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                               $ 39,000
Payable to related parties                                               25,608
Accrued Salaries                                                        593,333
                                                                    ------------

   Total current liabilities                                            657,941

Total liabilities                                                       657,941

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                           -
Common stock, $0.001 par value,
   75,000,000 shares authorized;
   32,060,260 shares issued and outstanding at June 30, 2003             32,060
Common stock purchased by employees                                    (410,697)
Paid in capital                                                      10,569,415
Deficit accumulated during the development stage                    (10,741,984)
                                                                    ------------
   Total shareholders' deficiency                                      (551,206)
                                                                    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                        $ 106,735
                                                                    ============



   The accompanying notes are an integral part of the financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
           From Inception (August 16, 2996) Through June 30, 2003 and
  For the Three Months and Six Months Ended June 30, 2003 and 2003 (Unaudited)


                                   From Inception
                                      (August 16,   For the Three   For the Three     For the Six     For the Six
                                    1996) through    Months Ended    Months Ended    Months Ended    Months Ended
                                    June 30, 2003   June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                   --------------   -------------   -------------   -------------   -------------
REVENUE                             $          -    $          -    $          -    $          -    $          -

OPERATING EXPENSES
Research and development               1,536,582               -          28,530               -          69,385
General and administrative             9,297,467         328,868         598,723         856,049       1,028,358
                                   --------------   -------------   -------------   -------------   -------------
   TOTAL OPERATING EXPENSES           10,834,049         328,868         627,253         856,049       1,097,743
                                   --------------   -------------   -------------   -------------   -------------

OPERATING LOSS                       (10,834,049)       (328,868)       (627,253)       (856,049)     (1,097,743)

OTHER INCOME
Investment Income                        174,560               -               -               -               -
Interest Income                           17,276               -               -               -               -
                                   --------------   -------------   -------------   -------------   -------------

   TOTAL OTHER INCOME                    191,836               -               -               -               -
                                   --------------   -------------   -------------   -------------   -------------

Interest Expense                          30,903               -              19               -              29

Loss on Disposal of Assets                 2,006               -           2,006               -           2,006

Depreciation and Amortization             66,862           9,693           3,253          11,002           6,706
                                   --------------   -------------   -------------   -------------   -------------

NET LOSS FROM OPERATIONS             (10,741,984)       (338,561)       (632,531)       (867,051)     (1,106,484)
                                   --------------   -------------   -------------   -------------   -------------

Weighted average shares outstanding   19,867,174      32,060,278      24,788,456      32,016,190      24,757,517
                                   --------------   -------------   -------------   -------------   -------------

NET LOSS PER SHARE                  $      (0.54)    $     (0.01)   $      (0.03)    $     (0.03)    $     (0.04)
                                   --------------   -------------   -------------   -------------   -------------



   The accompanying notes are an integral part of the financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
           From Inception (August 16, 2996) Through June 30, 2003 and For the Six Months Ended June 30, 2003 and 2003 (Unaudited)


                                                       From Inception
                                                          (August 16,   For the Three   For the Three
                                                        1996) through    Months Ended    Months Ended
                                                        June 30, 2003   June 30, 2003   June 30, 2002
                                                       --------------   -------------   -------------
OPERATING ACTIVITIES
Net loss                                               $ (10,741,984)     $ (867,051)   $ (1,106,484)
Plus non-cash charges to earnings:
  Depreciation and amortization                               62,211          11,149           6,705
  Common stock issued for services                         1,547,207          68,400         175,000
  Expenses paid by third parties                              57,134               -               -
  Contribution of services by officer and employees          799,154               -               -
  Services by officer and employees paid for
     with non-cash consideration                              87,500               -               -
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                    1,775,577         288,959         478,850
  Allowance for doubtful accounts                            128,961         128,961               -
  Write-off of Investment in Ives Health                     785,418               -               -
  Write-off of leasehold improvements and computer equipment   2,006               -           2,006
  Compensation costs for stock options and warrants
    granted to non-employees                               1,205,015          72,300
  Accrued but unpaid salaries                                593,333         200,000
Change in working capital accounts:
   (Increase) decrease in receivables from related parties  (179,861)              -          37,453
   (Increase) decrease in other receivables                 (194,577)              -               -
   (Increase) decrease in prepaid legal expenses             (11,000)        (11,000)              -
   Increase (decrease) in accounts payable and
        accrued liabilities                                  117,449          46,810         267,338
                                                       --------------   -------------   -------------

      Total operating activities                          (3,966,457)        (61,472)       (139,132)

INVESTING ACTIVITIES
Purchase of equipment                                        (67,042)              -          (2,301)
Investment in syringe patent development                     (10,000)              -               -
Investment in Ives Health Company                           (251,997)              -               -
Investment in The Health Club                                (10,000)              -               -
                                                       --------------   -------------   -------------

      Total investing activities                            (339,039)              -          (2,301)

FINANCING ACTIVITIES
Loans from shareholders                                       13,907               -               -
Repayment of loans from shareholders                         (11,369)              -               -
Repayments of Promissory Notes                               136,803          34,000          90,303
Sale of common stock for cash:
   To third-party investors (prior to merger)                574,477               -               -
   To third-party investors                                2,935,345               -               -
   From exercise of stock options by third-parties           509,900               -               -
   Less:  Issue Costs                                       (102,318)              -               -
Convertible debentures issued for cash                       355,000               -               -
Payment of exclusive license note payable                   (100,000)              -               -
                                                       --------------   -------------   -------------

      Total financing activities                           4,311,745          34,000          90,303

Change in cash                                                 6,249         (27,472)        (51,130)
Cash at beginning of period                                        -          33,721          56,674
                                                       --------------   -------------   -------------

Cash at end of period                                        $ 6,249         $ 6,249         $ 5,544
                                                       --------------   -------------   -------------

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period              -               -               -

Non-cash financing and investing activities:
   Common stock issued to founders                             7,000               -               -
   Common stock issued in connection with merger
      with Cerro Mining Corporation                              300               -               -
   Common stock issued in Ives merger                        346,262               -               -
   Common stock subscriptions                                 69,800               -               -
   Capitalized compensation cost for options granted       1,487,700               -       1,487,700
   Common stock issued in exchange for promissory note       676,500               -         547,500
   Common stock issued for payment of debt                    76,888               -           7,500
   Common stock issued for convertible debentures            190,660               -               -
   Common stock issued for services                          471,663               -         297,650
   Common stock issued to pay Ives debt                       27,000               -               -



   The accompanying notes are an integral part of the financial statements

                                  MAXXON, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003 (Unaudited)


Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
         The financial information for Maxxon, Inc. (the "Company") as of June 30, 2003 and 2002 and for the three month and six month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

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

         On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of June 30, 2003, the Company owed $593,333 pursuant to the employment agreements, of which $393,333 relates to amounts accrued during 2002. The Company has no cash with which to pay its obligations pursuant to the employment agreements. There is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 5, "Other Commitments and Contingencies."

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

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2003 and 2002 calculations of loss per share.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(10,741,984) for the period from inception (August 16, 1996) to June 30, 2003, and a net loss of $(338,561) and $(632,531) for the three months ended June 30, 2003 and 2002, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety needle devices. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Litigation

         On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against Maxxon; Gifford Mabie, the Company's CEO and Director; Dr. Thomas Coughlin, the Company's medical advisor; and Rhonda Vincent, the Company's financial reporting manager. The complaint alleges that from 1997 to 1999, Maxxon and Mabie made false or misleading statements regarding the Kaufhold syringe, a safety syringe technology that the Company licensed in 1997 and discontinued in late 1999. The complaint also alleges that Maxxon, Mabie, Coughlin and Vincent made false or misleading statements, or failed to disclose information, concerning the status of the Company's application for FDA approval of the Rippstein Syringe, filed December 10, 2001. At issue is whether the Company was obligated to disclose earlier the receipt of a letter from the FDA requesting more information, which the Company deemed to be a routine part of the FDA approval process and not a separate, disclosable event. The Company and the individual defendants deny the SEC's allegations and plan to vigorously defend against the claims.

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

Note 4 - Other Commitments and Contingencies

Patent Applications for the Company's Retractable Safety Needle Devices
         A U.S. patent application was filed on November 1, 2002 for Company's retractable safety syringe and on November 20, 2002 for the Company's retractable safety blood drawing device. On June 3, 2003, the patent for the retractable safety blood drawing device was published. There is no assurance that a U.S. patent will be issued for the retractable safety syringe. The Company has not yet filed applications for foreign patent protection of these devices. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty.

Payments Due Pursuant to Amended Employment Agreements
         As of June 30, 2003, the Company owed its officer and its employees a total of $593,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse affect on the Company's continued operations.

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

Note 5 - Rippstein License

         On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe that retracts the needle into the barrel of the syringe after use (the "Rippstein Syringe"). In connection with the Rippstein License, the Company paid $10,000, which the Company was amortizing over 17 years (the life of the patent). During 2002, the Company was pursuing FDA approval of the Rippstein Syringe via a 510(k) application filed in December, 2001. In December 2002, the FDA informed the Company that the FDA had reclassified the Rippstein Syringe as a Class III device, which requires a Pre-Market Approval (PMA) application to obtain U.S. marketing approval. A PMA application is more extensive and requires more testing than a 510(k) application. The Company does not plan to submit a PMA application for the Rippstein Syringe. During the quarter ended June 30, 2003, the Company amortized the remaining $7,838 associated with the Rippstein License.

         On November 18 1999, pursuant to the Rippstein License, the Company agreed to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning in April of 2005. The Rippstein License also provides for Maxxon to pay royalties of 4% of gross sales of syringes and minimum annual royalties ranging from $10,000 to $20,000 beginning in April, 2005. Such royalties continue for the life of the last to expire Rippstein patent. Maxxon also granted Mr. Rippstein options to purchase up to 800,000 shares of Maxxon common stock exercisable at $0.50 per share on or before November 18, 2008, subject to vesting conditions described in Note 9 "Stock Options and Warrants Outstanding."


Note 6-           Property and Equipment, Net

         As of June 30, 2003, property and equipment, net of depreciation, consisted of the following amounts:

                                                    Useful
                                                     Life           Amount
                                                  ------------ ---------------

 Computer equipment                                 5 Years       $32,322.98
      Less: Accumulated Depreciation                              (11,737.07)
                                                               ---------------
                                                                  $20,585.91
                                                               ---------------

 Furniture and fixtures                             5 Years        17,625.73
      Less: Accumulated Depreciation                              (17,625.73)
                                                               ---------------
                                                                         ---
                                                               ---------------

 Total property and equipment, net of depreciation                $20,585.91
                                                               ===============

Note 7 - Related Party Transactions

         The Company leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2003. The monthly lease payment for the office space is $6,300, for which the Company is obligated with other companies that share the office space. The Company's officer and director and its employees may be officers, directors, employees or shareholders of these other companies. In addition to office space, the Company may share staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. During the quarter ended March 31, 2003 and the quarter ended June 30, 2003, the Company determined that collection of approximately $73,310 and $56,000 was doubtful and recorded an allowance on its income statement. As of June 30, 2003, Maxxon's receivable for rent and administrative expenses was $50,900 and its payable was $25,608.

         During the six months ended June 30, 2003, the Company received $34,000 as payment of promissory notes from employees.

Note 8-  Equity Transactions

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


Note 9 - Stock Options and Warrants Outstanding

         As of June 30, 2003, the Company had outstanding options to purchase up to 9,000,000 shares of its common stock pursuant to the Company's Stock Option Plan. Under the Plan, employees were granted options during January of 1998 to purchase up to 1,000,000 shares of common stock on or before January of 2008 at an exercise price of $0.50 per share and were granted options during January of 2003 to purchase up to 8,000,000 shares of common stock on or before January of 2013 at an exercise price of $0.05 per share. For the six months ended June 30, 2003, no options were cancelled, exercised or forfeited.

         As of June 30, 2003, there were outstanding options for Non-Employees to purchase up to 3,050,000 shares of common stock at exercise prices ranging from $0.10 per share to $0.50 per share. Of the 3,050,000 options outstanding, 800,000 were granted to Mr. Rippstein during November, 1998 at an exercise price of $0.50 per share and expire during November, 2008. Of his 800,000 options, 480,000 were exercisable as of March 31, 2003. His remaining 320,000 options are subject to the following vesting conditions which may not be met, (1) 160,000 of the options become exercisable at such time as the first syringe is produced from the hard production molds and is ready for full scale production; and (2) 160,000 of the options become exercisable at such time as FDA approval is obtained. In any event, all unvested options become exercisable if Maxxon sells the Rippstein Syringe Technology or if the Company is acquired by another company. Of the 3,050,000 options outstanding, 250,000 options were granted to a consultant in July of 2001 at an exercise price of $0.25 per share and expire in July of 2003; and 2,000,000 options were granted in January of 2003 in connection with a settlement agreement between the Company and its former investor relations firm. The 2,000,000 shares of common stock are exercisable in increments of 500,000 shares each at exercise prices ranging from $0.10 per share to $0.40 per share on or before January 6, 2006. For the six months ended June 30, 2003, no options were cancelled, exercised or forfeited.

         As of June 30, 2003, the Company has outstanding warrants to purchase up to 9,049,000 shares of common stock at exercise prices ranging from $0.25 per share to $0.50 per share that were issued in connection with private sales of securities during 2001 and 2002. Of the 9,049,000 warrants outstanding, 5,449,000 warrants are exercisable at $0.50 per share on or before December 31, 2005 and 3,600,000 warrants are exercisable at $0.25 per share on or before December 31, 2007. For the six months ended June 30, 2003, no warrants were cancelled, exercised or forfeited.

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


ABOUT THE COMPANY

         We are a development-stage company that is principally engaged in the design, development and licensing of safety medical devices intended to reduce the risk of accidental needle stick injuries among health care workers. We presently do not have any products for sale. We have developed a retractable safety syringe and a retractable safety blood drawing device. We plan to bring these products to market either by licensing them to established medical device manufacturers, or by entering into joint development or similar collaboration arrangements. Even if we are successful in entering into a collaboration arrangement, it could take years before our products are able to be sold in the United States, which is our primary target market. Our potential collaborative partners may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our products will also require FDA approval before they can be sold in the United States, a process that is time-consuming and costly with no guarantee of approval.

         THE COMPANY'S BUSINESS IS SUBJECT TO NUMEROUS RISKS WHICH ARE DISCUSSED IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002.


1.   Plan of Operation for the Next Twelve Months

     Liquidity and Capital Resources
     -------------------------------
         The Company has no cash and is unable to pay present obligations as they become due. The Company will need to complete additional financing initiatives during 2003 to generate the liquidity necessary to continue its operations. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that the Company will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. The Company does not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that the Company will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding for the Company. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. If the Company can generate funds to continue operating, its activities during 2003 will focus on pursuing collaborative arrangements for the manufacture and marketing of its products.

         (i)  Cash Requirements
         To continue operating, the Company estimates that a minimum of $12,500 per month will be needed to meet its basic monthly expenses, which include audit, legal and regulatory compliance expenses, employee insurance expenses, accounting assistance and office rent and expenses. To pursue collaborative partner(s), the Company estimates that it will require approximately another $12,500- $25,000 per month. In addition, the Company estimates that its monthly litigation expenses during 2003 could be as high as $50,000 per month.

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

         (iii) Expected Purchase or Sale of Plant and Significant Equipment.

         None.

         (iv) Expected Significant Changes in the Number of Employees

         As of June 30, 2003, the Company owed $593,333 pursuant to the employment agreements. The Company has breached the material terms of the agreements and there is no assurance that the individuals subject to such agreements will continue to serve the Company without being paid.

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer (who also serves as Chief Financial Officer) has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report. Based on such evaluation, such officer has concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of this evaluation.


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Incorporated herein by reference to Part I- Financial Information.
Note 2."Uncertainties" of the Notes to Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Transactions for the six months ended June 30, 2003 are incorporated herein by reference to Part I- Financial Information. Note 8. "Equity Transactions" in the Notes to Financial Statements.

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

Date:  August 14, 2003

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





Date: August 14, 2003                                 /s/ GIFFORD M. MABIE
                                                      ---------------------
                                                      Gifford M. Mabie
                                                      CEO and CFO