Form 10QSB
period 2003-09-30
MAXXON INC
filed 2003-11-14
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


               X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       OR

               Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

            For the Transition Period from ___________ to____________


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

              Nevada                                     73-1526138
------------------------------------         ----------------------------------
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

Yes  [X]          No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 43,060,278 shares of Common Stock, $0.001 par value, outstanding as of November 13, 2003



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at September 30, 2003 (Unaudited)...................................................  3

Statements of Operations For The Period From Inception (October 6, 1998)
to September 30, 2003 And For The Three Months And Nine Months Ended                                4
September 30, 2003 and 2002 (Unaudited)...........................................................

Statements of Cash Flows For The Period From Inception (October 6, 1998)
to September 30, 2003 And For The Three Months And Nine Months Ended                                5
September 30, 2003 and 2002 (Unaudited)...........................................................

Notes to the Financial Statements (Unaudited).....................................................  6


                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS
Current assets
Cash                                                                  $ 274
Employee Advances                                                    18,000
Notes receivable- related parties                                    50,900
                                                                  ---------
   Total current assets                                              69,174
                                                                  ---------

Property and Equipment, net of depreciation (Note 3)                 18,851
                                                                  ---------

TOTAL ASSETS                                                       $ 88,026
                                                                  =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                           $ 17,729
Payable to related parties                                           51,775
Accrued Salaries                                                    693,333
                                                                  ---------
   Total current liabilities                                        762,837
                                                                  ---------
Total liabilities                                                   762,837
                                                                  ---------

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                       -
Common stock, $0.001 par value,
   75,000,000 shares authorized;
   39,060,278 shares issued and outstanding                          39,060
Common stock purchased by employees                                (384,697)
Paid in capital                                                  10,702,415
Deficit accumulated during the development stage                (11,031,589)
                                                                  ---------
   Total shareholders' deficiency                                  (674,811)
                                                                  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $ 88,026
                                                                  =========



The accompanying notes are an integral part of the financial statements.


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
        From Inception (August 16, 1996) Through September 30, 2003, and
     For The Three Months And Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)




                                  From inception
                                     (August 16,           Three Months Ended                    Nine Months Ended
                                   1996) through    ---------------------------------    ---------------------------------
                                  Sept. 30, 2003    Sept. 30, 2003     Sept. 30, 2002    Sept. 30, 2003     Sept. 30, 2002
                                 ---------------    --------------     --------------    --------------     --------------

Expenses
Research and development               1,536,582                 -              3,420                 -             72,805
General and administrative             9,585,337           287,870            577,816         1,143,919          1,606,174
                                 ---------------    --------------     --------------    --------------     --------------
   Total operating expenses           11,121,919           287,870            581,236         1,143,919          1,678,979
                                 ---------------    --------------     --------------    --------------     --------------
Operating loss                       (11,121,919)         (287,870)          (581,236)       (1,143,919)        (1,678,979)
                                 ---------------    --------------     --------------    --------------     --------------

Other Income
Investment Income                        174,560                 -                  -                 -                  -
Interest income                           17,276                 -                  -                 -                  -
                                 ---------------    --------------     --------------    --------------     --------------
                                         191,836
                                 ---------------    --------------     --------------    --------------     --------------
Interest expense                          30,903                 -                 10                 -                 39

Loss on disposal of assets                 2,006                 -                  -                 -              2,006

Depreciation and amortization             68,597             1,735              2,645            12,737              9,351
                                 ---------------    --------------     --------------    --------------     --------------
Net loss from operations           $ (11,031,589)       $ (289,605)        $ (583,891)     $ (1,156,656)      $ (1,690,375)
                                 ===============    ==============     ==============    ==============     ==============

Weighted average shares
outstanding                           20,663,916        34,906,432         27,052,939        32,979,765         25,522,771
                                 ---------------    --------------     --------------    --------------     --------------

Net loss per share (Note 1)              $ (0.53)          $ (0.01)           $ (0.02)          $ (0.04)           $ (0.07)
                                 ---------------    --------------     --------------    --------------     --------------




The accompanying notes are an integral part of the financial statements.


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (August 16, 1996) Through September 30, 2003
                                  (Unaudited)



                                                                  From Inception
                                                                     (August 16,            Nine Months Ended
                                                                   1996) through     --------------------------------
                                                                  Sept. 30, 2003     Sept. 30, 2002    Sept. 30, 2002
                                                                  --------------     --------------    --------------
Operating activities
Net loss                                                           $ (11,031,589)      $ (1,156,656      $ (1,690,375)
Plus non-cash charges to earnings:
Depreciation and amortization                                             63,945            12,883              9,351
Common stock issued for services                                       1,687,207           208,400            324,500
Expenses paid by third parties                                            57,134                 -
Contribution of services by officer and employees                        799,154                 -                  -
Services by officer and employees paid for
     with non-cash consideration                                          87,500                 -                  -
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                1,775,577           288,959            718,275
Allowance for doubtful accounts                                          128,961           128,961                  -
Write-off of Investment in Ives Health                                   785,418                 -                  -
Write-off of leasehold improvements and computer equipment                 2,006                 -              2,006
Compensation costs for stock options and warrants
granted to non-employees                                               1,205,015            72,300
Accrued but unpaid salaries                                              693,333           300,000            300,000
Change in working capital accounts:
   (Increase) decrease in receivables from related parties              (179,861)                              37,453
   (Increase) decrease in other receivables                             (194,577)                -                  -
   (Increase) decrease in prepaid legal expenses                               -                 -
   Increase (decrease) in accounts payable and accrued liabilities       122,345            51,706              2,944
                                                                  --------------     --------------    --------------
      Total operating activities                                      (3,998,432)          (93,447)          (295,846)
                                                                  --------------     --------------    --------------

Investing activities
Purchase of equipment                                                    (67,042)                -             (2,301)
Investment in syringe patent development                                 (10,000)                -                  -
Investment in Ives Health Company                                       (251,997)                -                  -
Investment in The Health Club                                            (10,000)                -                  -
                                                                  --------------     --------------    --------------
      Total investing activities                                        (339,039)                -             (2,301)
                                                                  --------------     --------------    --------------

Financing activities
Loans from shareholders                                                   13,907                 -                  -
Repayment of loans from shareholders                                     (11,369)                -                  -
Repayments of Promissory Notes                                           162,803            60,000            102,803
Sale of common stock for cash:
   To third-party investors (prior to merger)                            574,477                 -                  -
   To third-party investors                                            2,935,345                 -            247,500
   From exercise of stock options by third-parties                       509,900                 -                  -
   Less:  Issue Costs                                                   (102,318)                -                  -
Convertible debentures issued for cash                                   355,000                 -                  -
Payment of exclusive license note payable                               (100,000)                -                  -
                                                                  --------------     --------------    --------------
      Total financing activities                                       4,337,745            60,000            350,303
                                                                  --------------     --------------    --------------

Change in cash                                                               274           (33,447)            52,156
Cash at beginning of period                                                    -            33,721             56,674
                                                                  --------------     --------------    --------------
Cash at end of period                                                      $ 274             $ 274          $ 108,830
                                                                  ==============     ==============    ==============

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                          -                 -                  -
                                                                  --------------     --------------    --------------

Non-cash financing and investing activities:
Common stock issued to founders                                            7,000                 -                  -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                300                 -                  -
Common stock issued in Ives merger                                       346,262                 -                  -
Common stock subscriptions                                                69,800                 -                  -
Capitalized compensation cost for options granted                      1,487,700                 -                  -
Common stock issued in exchange for promissory note                      676,500                 -                  -
Common stock issued for payment of debt                                   76,888                 -                  -
Common stock issued for convertible debentures                           190,660                 -                  -
Common stock issued for services                                         471,663                 -                  -
Common stock issued to pay Ives debt                                      27,000                 -                  -
                                                                  --------------     --------------    --------------



The accompanying notes are an integral part of the financial statements.

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                         September 30, 2003 (Unaudited)



Note 1 - Summary of Significant Accounting Policies

Basis of Presentation
         The financial information for Maxxon, Inc. (the "Company") as of September 30, 2003 and 2002 and for the three month and nine month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals), which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

Organization and Nature of Operations
         Maxxon, Inc., a Nevada corporation, ("Maxxon" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. Its product designs consist of a retractable safety syringe and a retractable blood drawing device. The Company has no products for sale at this time.

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

         On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of September 30, 2003, the Company owed $693,333 pursuant to the employment agreements, of which $393,333 relates to amounts accrued during 2002. The Company has no cash with which to pay its obligations pursuant to the employment agreements. There is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 4, "Other Commitments and Contingencies."

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

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2003 and 2002 calculations of loss per share.

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

         Goodwill arising from business acquisitions is amortized over its useful life, which is generally 40 years, on a straight-line basis. Intangible assets include patents and trademarks, which are valued at acquisition through independent appraisals. Debt issuance costs are amortized over the terms of the various agreements. Patents and trademarks are amortized on a straight-line basis over periods varying from 7 to 40 years.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(11,031,589) for the period from inception (August 16, 1996) to September 30, 2003, and a net loss of $(289,605) and $(1,156,656) for the three months and nine months ended September 30, 2003, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety needle devices. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Litigation

         On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against Maxxon; Gifford Mabie, the Company's CEO and Director; Dr. Thomas Coughlin, the Company's medical advisor; and Rhonda Vincent, the Company's financial reporting manager. The complaint alleges that from 1997 to 1999, Maxxon and Mr. Mabie made false or misleading statements regarding the Kaufhold syringe, a safety syringe technology that the Company licensed in 1997 and discontinued in late 1999. The complaint also alleges that Maxxon, Mr. Mabie, Dr. Coughlin and Ms. Vincent made false or misleading statements, or failed to disclose information, concerning the status of the Company's application for FDA approval, filed December 10, 2001, of the Rippstein Syringe, a safety syringe technology that the Company licensed in late 1999. At issue is whether the Company was obligated to disclose earlier the receipt of a letter from the FDA requesting more information related to the application, which the Company deemed to be a routine part of the FDA approval process and not a material event. The Company and the individual defendants each deny and plan to vigorously defend against the SEC's claims.

         On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The petition charges that former counsel took various actions, which were against the interests of the plaintiffs, committed a beach of fiduciary duty, and committed a breach of his duty to exercise reasonable care, skill and diligence on behalf of the Plaintiffs, which constitutes negligence. The Company is seeking actual punitive and compensatory damages in excess of $10,000.00 each. On March 25, 2002, the defendant filed a counterclaim against the Company and the other plaintiffs alleging, among other things, breach of contract, conversion and breach of fiduciary duty. Defendant is seeking actual, exemplary and punitive damages in excess of $10,000 each plus cost of litigation. The Company believes that defendant's counterclaims are without merit and plans to defend against them.

Note 4 - Other Commitments and Contingencies

Patent Applications for the Company's Retractable Safety Needle Devices
         A U.S. patent application was filed on November 1, 2002 for Company's retractable safety syringe and on November 20, 2002 for the Company's retractable safety blood drawing device. On June 3, 2003, the patent for the retractable safety blood drawing device was published. There is no assurance that a U.S. patent will be issued for the retractable safety syringe. The Company has not yet filed applications for foreign patent protection of these devices. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

Payments Due Pursuant to Amended Employment Agreements
         As of September 30, 2003, the Company owed its officer and its employees a total of $693,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse effect on the Company's continued operations.

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

Note 5 - Rippstein License

         On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a proprietary safety syringe that retracts the needle into the barrel of the syringe after use (the "Rippstein Syringe"). In connection with the Rippstein License, the Company paid $10,000, which the Company was amortizing over 17 years (the life of the patent). During 2002, the Company was pursuing FDA approval of the Rippstein Syringe via a 510(k) application filed in December, 2001. In December 2002, the FDA informed the Company that the FDA had reclassified the Rippstein Syringe as a Class III device, which requires a Pre-Market Approval (PMA) application to obtain U.S. marketing approval. A PMA application is more extensive and requires more testing than a 510(k) application. The Rippstein License was fully amortized during 2003 because the Company does not plan to submit a PMA application for the Rippstein Syringe.

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

Note 6-           Property and Equipment, Net

         As of September 30, 2003, property and equipment, net of depreciation, consisted of the following amounts:

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
                                                               ===============

Note 7 - Related Party Transactions

         The Company leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2003. The monthly lease payment for the office space is $6,300, for which the Company is obligated with other companies that share the office space. The Company's officer and director and its employees may be officers, directors, employees or shareholders of these other companies. In addition to office space, the Company may share staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. During the quarter ended March 31, 2003 and the quarter ended June 30, 2003, the Company determined that collection of approximately $73,310 and $56,000 was doubtful and recorded an allowance on its income statement. As of September 30, 2003, Maxxon's receivable for rent and administrative expenses was $50,900 and its payable was $51,775.

         During the nine months ended September 30, 2003, the Company received $60,000 as payment of promissory notes from employees.

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

         During August, 2003, the Company issued 7,000,000 shares of common stock to employees and consultants. The shares were valued at $0.02 per share.

Note 9 - Stock Options and Warrants Outstanding

         As of September 30, 2003, the Company had outstanding options to purchase up to 9,000,000 shares of its common stock pursuant to the Company's Stock Option Plan. Under the Plan, employees were granted options during January of 1998 to purchase up to 1,000,000 shares of common stock on or before January of 2008 at an exercise price of $0.50 per share and were granted options during January of 2003 to purchase up to 8,000,000 shares of common stock on or before January of 2013 at an exercise price of $0.05 per share. For the nine months ended September 30, 2003, no options were cancelled, exercised or forfeited.

         As of September 30, 2003, there were outstanding options for Non-Employees to purchase up to 3,050,000 shares of common stock at exercise prices ranging from $0.10 per share to $0.50 per share. Of the 3,050,000 options outstanding, 800,000 were granted to Mr. Rippstein during November, 1999 at an exercise price of $0.50 per share and expire during November, 2008. Of his 800,000 options, 480,000 were exercisable as of September 30, 2003. Because the Company has determined not to file a PMA application to obtain FDA approval for the Rippstein Syringe, it is unlikely that the remaining 320,000 options will vest. Of the 3,050,000 options outstanding, 250,000 options were granted to a consultant in July of 2001 at an exercise price of $0.25 per share and expired in July of 2003; and 2,000,000 options were granted in January of 2003 in connection with a settlement agreement between the Company and its former investor relations firm. The 2,000,000 shares of common stock are exercisable in increments of 500,000 shares each at exercise prices ranging from $0.10 per share to $0.40 per share on or before January 6, 2006.

         As of September 30, 2003, the Company has outstanding warrants to purchase up to 9,049,000 shares of common stock at exercise prices ranging from $0.25 per share to $0.50 per share that were issued in connection with private sales of securities during 2001 and 2002. Of the 9,049,000 warrants outstanding, 5,449,000 warrants are exercisable at $0.50 per share on or before December 31, 2005 and 3,600,000 warrants are exercisable at $0.25 per share on or before December 31, 2007. For the nine months ended September 30, 2003, no warrants were issued, cancelled, exercised or forfeited.

Note 10 -         Subsequent Events

         On October 1, 2003, the Company issued Gifford Mabie 4,000,000 shares of restricted common stock. The Company valued the transaction at $0.02 per share. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

        On October 29, 2003, the Company announced receiving a proposal from a large plastics manufacturer to produce a minimum of 5,000,000 of Maxxon's 3cc retractable safety syringes with locking mechanism. The proposal was subject to Maxxon raising $1.5 million required to proceed with the project and subject to the execution of a formal agreement. Maxxon has elected not to proceed with the proposal, in favor of pursuing a proposal received from a competitor.

         On November 13, 2003, the Company entered into an agreement with Globe Medical Tech, Inc. to manufacture Maxxon's 3cc retractable safety syringe with locking mechanism at Globe's manufacturing facilities in China. Globe's responsibilities will include production mold, product development assistance and validation of the initial assembly process, all product testing, test data and protoype product samples for submission to the FDA for approval. Globe agreed to produce 10,000,000 of Maxxon's retractable safety syringes, packaged and sterilized, for $1.4 million. Globe's production capacity at their China plant is approximately 2,000,000 syringes per month. Globe estimates that production molds will be completed 6-8 weeks after the project begins. The proposal is subject to Maxxon raising the $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of FDA approval for the syringe, and 25% will be due after receiving the syringes. The Company is presently seeking the capital necessary to begin the project, however, there is no assurance that the Company will raise the capital on acceptable terms, if at all.

Item 2.  Plan of Operation

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
         The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. See "RISK FACTORS."

ABOUT THE COMPANY

         We are a development-stage company that is principally engaged in the design and development of safety medical devices intended to reduce the risk of accidental needle stick injuries among health care workers. We presently do not have any products for sale. We have designed a retractable safety syringe and a retractable safety blood drawing device. We plan to bring these products to market either by licensing them to established medical device manufacturers, or by entering into joint development or similar collaboration arrangements. On November 13, 2003 we entered into an agreement with Globe Medical Tech, Inc. to manufacture 10,000,000 of our retractable safety syringes (3cc with locking mechanism) at Globe's manufacturing facilities in China. The agreement is subject to us raising $1.4 million to fund the project. See "Status of Our Safety Needle Devices", below.

         Even if we are successful in entering into a collaborative arrangement, it could take a significant amount of time, even years, before our products can be sold in the United States, which is our primary target market. Our potential collaborative partners may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our products will also require FDA approval before they can be sold in the United States, a process that is time-consuming and costly, with no guarantee of approval. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

         The Problem of Accidental Needlestick Injuries
         ----------------------------------------------
         There is an increasing awareness of the risk of infection from needlesticks and the need for safer medical devices to reduce the risk of accidental needlesticks. The Centers for Disease Control and Prevention (CDC) estimated that each year between 600,000 to 800,000 needlestick injuries occur among health care workers. Accidental needlesticks may result in the spread of infectious diseases such as hepatitis B and C, HIV, and tuberculosis. In March 2000, CDC estimated that, depending on the type of device used and the procedure involved, 62% to 88% of needlestick injuries could be prevented by the use of safer medical devices.

         Our Retractable Safety Needle Devices
         -------------------------------------
         Our retractable safety devices are designed to be similar to standard non-safety devices in appearance, size, and performance. We believe that this similarity is important as it could increase the chances that our products, if and when they are commercialized, will be accepted by health care professionals.

         Retractable Safety Syringe
         --------------------------
         Our retractable safety syringe is a 3cc with locking mechanism. After an injection has been given, the user applies pressure on the plunger, which causes the needle to automatically and fully retract into the body of the syringe. Our retractable safety syringe is designed to accommodate any standard sized needle. The vacuum is created at the time of use.

         Retractable Safety Blood Drawing Device
         ---------------------------------------
         Our retractable safety blood drawing device is designed to work as follows--after blood has been taken, a special vacuum tube is attached to the needle, which causes the needle to automatically and fully retract into the tube. The needle seals in place rendering it harmless and inoperable.

         Status of Our Retractable Safety  Needle  Devices
         -------------------------------------------------
         Our retractable safety needle devices are in the development stage. We are presently pursuing collaborative arrangements for the manufacturing and marketing of our 3cc. retractable safety syringe with locking mechanism. On October 29, 2003, we announced receiving a proposal from a large plastics manufacturer to produce a minimum of 5,000,000 of our retractable safety syringes using four cavity molds and hand assembly in the contract manufacturer's FDA registered medical plant in Juarez, Mexico. The proposal was subject to us raising the $1.5 million to proceed with the project and subject to the execution of a formal agreement by us and the contract manufacturer. We have decided in favor of a competitive proposal.

         On November 13, 2003, we entered into an agreement with Globe Medical Tech, Inc. to manufacture Maxxon's 3cc retractable safety syringe with locking mechanism at Globe's manufacturing facilities in China. Globe's responsibilities will include making production molds, product development assistance and validation of the initial assembly process, all product testing, test data and protoype product samples for submission to the FDA for approval. Globe agreed to produce 10,000,000 of Maxxon's retractable safety syringes, packaged and sterilized, for $1.4 million. Globe's production capacity at their China plant is approximately 2,000,000 syringes per month. Globe estimates that production molds will be completed 6-8 weeks after the project begins. The proposal is subject to Maxxon raising the $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of FDA approval for the syringe, and 25% will be due after receiving the syringes. The Company is presently seeking the capital necessary to begin the project, however, there is no assurance that the Company will be successful in raise the capital on acceptable terms, if at all.

         Liquidity and Capital Resources and Cash Requirements
         -----------------------------------------------------
         We have no cash and are unable to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1.4 million will be required pursuant to the proposal from Globe Medical Tech, Inc., and approximately $600,000 will be needed to pay for operating costs such as rent, telephone, auditing and financial reporting requirements, and administrative expenses, including salaries. We will require additional funds for pending litigation, although we can not estimate with certainty how much will be required. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.


                                  RISK FACTORS

         You should carefully consider each of the risks and uncertainties described below and all the other information contained in this Form 10-QSB before making an investment decision. The trading price of our common stock could decline if any of the following risks and uncertainties develops into actual events, and you may lose all or part of the money you paid to buy our common stock.

         This Form 10-QSB also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-QSB.

Because We Have No Products for Sale, We Do Not Generate Revenue And Do Not Have Other Resources To Fund Our Activities; These Conditions Raise Substantial Doubt About Our Ability To Continue As A Going Concern
--------------------------------------------------------------------------------
         Because our retractable safety needle devices are in the development stage, we have no revenue, earnings or cash flow to be self-sustaining. Our independent accountants have stated in their opinion to the audited financial statements for the period ended December 31, 2002 that "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." If we are unable to obtain the funding necessary to commercialize our retractable safety needle devices then our business and financial condition will be materially adversely affected.

We Require Substantial Additional Capital To Commercialize Our Retractable Safety Needle Devices. We May Have Difficulty Raising Capital When We Need It, Or At All. Raising Such Capital May Dilute Stockholder Value
--------------------------------------------------------------------------------
         We require substantial additional capital to commercialize our retractable safety needle devices. Our commercialization efforts will include, but are not limited to, entering into agreements with third parties for manufacturing (including building molds, designing manufacturing processes and obtaining specialized equipment), marketing and distribution, and obtaining regulatory approvals, all of which are necessary before our products can be sold and which may take a significant amount of time, if not years, to complete. We must obtain additional financing during 2003 to continue our commercialization efforts.

         Due to the current economic conditions and the risks and uncertainties surrounding our Company, we may not be able to secure additional financing on acceptable terms, if at all. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, the price of our common stock may decline, or the equity securities may have rights, preferences or privileges senior to the common stock. To the extent that services are paid for with common stock or stock options that are exercised and sold into the market, the market price of our common stock could decline and your ownership interest will be diluted. If adequate funds are not available to us on satisfactory terms, we may be required to limit or cease our operations, or otherwise modify our business strategy, which could materially harm our future business prospects.

Until The SEC Civil Action Is Concluded, Our Ability To Raise Additional Capital Or To Enter Into Collaborative Development Arrangements For Our Safety Needle Devices Could Be Adversely Impacted. The Cost Of Defending Against This Action, Including The Diversion Of Time And Resources, Could Have A Material Adverse Effect On Our Future Prospects.
--------------------------------------------------------------------------------
         The SEC has alleged in a civil action a variety of claims against us, our officer and certain employees (See Notes to Financial Statements-Note 3 "Litigation"). We expect the case to be decided in late 2004 unless resolved sooner, either by mutual agreement or by summary judgment. We believes that the SEC's claims are without merit and we intend to vigorously defend against them. There is no assurance, however, that we will have the financial and other resources necessary to do so. Until the civil action is resolved, our ability to raise additional capital or to continue with our commercialization efforts could be adversely impacted. The cost of defending against the civil action, including the diversion of time and resources away from our commercialization efforts, could have a material adverse effect on our future prospects.

If We Do Not Obtain FDA Approval For Our Safety Needle Devices, Then Our Future Prospects Could Be Harmed.
--------------------------------------------------------------------------------
         Our retractable safety syringe and our retractable safety blood drawing device will require FDA approval before they can be sold in the United States, which is our primary target market. We have not yet applied for or received FDA approval for our retractable safety syringe or our retractable safety blood drawing device. We attempted to obtain FDA approval through a 510k market notification ("510k") for a previous syringe design (now referred to as the "Rippstein Syringe"). In December 2002, approximately one year after filing the 510(k), the FDA determined that a premarket approval application ("PMA") would be required instead of the 510(k). The FDA approval process can take years and be expensive, especially if a PMA is required. A PMA is much more rigorous and expensive to complete than a 510k. In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, now allows the FDA to assess and collect user fees for 510k and for PMA applications. Fees for fiscal year 2003 range from $2,187 for a 510(k) to $154,000 for a PMA, although fee reductions may be available for companies qualifying as small businesses. There is no assurance that we will qualify for fee reductions or have the funds necessary to apply for or obtain FDA approval for our safety needle devices. There is no assurance that our safety needle devices will qualify for the FDA's 510k application approval process. The FDA approval process could take a significant amount of time, if not years, to complete and there is no assurance that FDA approval will ever be obtained. If FDA approval is not obtained, then we will not be able to sell its products in the United States, our primary target market, which could have a material adverse effect on our future business prospects.

If We Are Not Be Able To Enter Into Manufacturing Arrangements For Our Safety Needle Devices Then Our Future Prospects Could Be Harmed.
--------------------------------------------------------------------------------
         We must establish manufacturing capabilities before our products can be sold. We have no experience in establishing, supervising or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our products, although we have not yet entered into such arrangements. We may not be successful in ever establishing manufacturing capabilities for our products. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our products. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay or prevent production. We may not be able to manufacture our safety needle devices in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

If Our Retractable Safety Needle Devices May Prove To Be Too Expensive to Manufacture and Market Successfully Then Our Future Prospects Could Be Harmed.
--------------------------------------------------------------------------------
         Our retractable safety needle devices may prove to be too expensive to manufacture and market successfully. Market acceptance of our products will depend in large part upon our ability to demonstrate the operational and safety advantages of our product as well as the cost effectiveness of our product compared to both standard and other safety needle products. If we are unable to produce a safety syringe at a cost that is competitive with standard non-safety syringes or other safety needle products, we will not be able to sell our product. This could have a material adverse effect on our operations.

If We Are Not Able To Establish Marketing, Sales and Distribution Arrangements For Our Safety Needle Devices Then Our Future Prospects Could Be Harmed.
--------------------------------------------------------------------------------
         We must established marketing, sales and distribution capabilities before our product can be sold. We have no experience in establishing such capabilities. Until we have established manufacturing arrangements, we do not plan to devote any meaningful time or resources to establishing marketing sales or distribution capabilities. If we determine that our safety needle devices are commercially viable, we intend to enter into agreements with third parties to market, sell and distribute our products. However, we may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

         If we do not enter into relationships with third parties to market, sell and distribute our planned product, we will need to develop our own such capabilities. We have no experience in developing, training or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expenses in developing, training and managing such an organization. We may not be able to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all.

         We may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us. They may fail to adequately market our products. They may cease operations with little or no notice to us or they may offer, design, manufacture or promote competing products.


If We Are Unable To Protect Our Retractable Safety Needle Devices, Or To Avoid Infringing On the Rights of Others, Our Ability To Compete Will Be Impaired.
--------------------------------------------------------------------------------
         We have been issued a U.S. patent related to our retractable safety blood drawing device and we have applied for a U.S. patent for our retractable safety syringe. There is no assurance that a U.S. patent for the retractable safety syringe will be issued to us. We do not have foreign patent protection for our retractable safety needle devices and there is no assurance that we will have the financial resources to apply for such foreign patent protections, that such foreign patent protections will be available to us or if available, that they will result in any meaningful protection for our retractable safety needle devices. Even if we are successful in obtaining patent protection for our retractable safety needle devices, whether in the U.S. or abroad, it may not afford protection against competitors with similar technology. Furthermore,
others  may  independently   develop  similar   technologies  or  duplicate  our
technology.

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


         In addition, we rely on trade secrets to protect our technology and by requiring certain parties to execute non-disclosure and non-competition agreements. However, these agreements could be breached, and our remedies for breach may be inadequate. In addition, our trade secrets may otherwise become known or independently discovered by our competitors. If we lose any of our trade secrets, our business and ability to compete could be harmed.

If We Are Not Able to Compete Successfully, Then Our Business Prospects Will Be Materially Adversely Affected.
--------------------------------------------------------------------------------
         Our products may compete in the United States and abroad with the safety needle devices and standard non-safety needle devices manufactured and distributed by companies such as Becton Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Med-Hut, Inc. and Johnson & Johnson. Developers of safety needle devices against which we compete include Med-Design Corp., New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International, Inc. Many of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our products, or may render our products obsolete. In addition, new competitors may develop products that compete with our products, or new technologies may arise that could significantly affect the demand for our products. Even if we are successful in bringing our products to market, there is no assurance that we can successfully compete. We cannot predict the development of future competitive products or companies. We will be materially adversely affected if we are unable to compete successfully.

Because We Depend On A Single Technology, We Are Vulnerable to Superior Competing Products Or New Technologies That Could Make Our Retractable Safety Needle Devices Obsolete
--------------------------------------------------------------------------------
         Because we have a narrow focus on a particular product and technology (i.e. retractable safety needle devices), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products. If a superior technology is created, the demand for our product could greatly diminish causing our future prospects to be materially adversely affected.

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future.
--------------------------------------------------------------------------------
         As of November 13, 2003, we had outstanding options to purchase up to 11,050,000 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 9,049,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. Although all of the warrants and approximately 3,000,000 of the options are presently "out of the money", to the extent that the remaining outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

The Loss Of The Services Of Our Product Designers And Our Employees Could Have A Material Adverse Effect On Our Business.
--------------------------------------------------------------------------------
         Our retractable safety needle devices were designed by the Genesis Design Group of Simi Valley, California and Dr. Thomas Coughlin, Jr, our medical advisor. The loss of the services of Genesis Design Group and/or Dr. Coughlin and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. We are also dependent upon the services of our officer and employees. We are presently in default of employment agreements and there is no assurance that the individuals subject to such agreements will continue to serve without being paid. The loss of the services of these key personnel or the inability to retain such experienced personnel could have a material adverse effect on our ability to continue operating.

Because We Have  Limited  Experience  In The  Medical  Device  Industry  And Our
Officer And Employees Have Other Business Interests, Our Business May Take Longer To Develop, Which Could Adversely Affect Our Future Prospects.
--------------------------------------------------------------------------------
         We have had limited experience in the medical device industry. In addition, our officer and employees may be involved in a range of business activities that are not related to our business. Consequently, there are potential conflicts in the amount of time each can devote to our business. Management estimates that not more than 50% of their time will be devoted to Maxxon's activities. Consequently, our business may take longer to develop, which could adversely affect our future prospects.

Our Stock Price Is Volatile And Your Investment In Our Securities Could Decline In Value, Resulting In Substantial Losses To You
--------------------------------------------------------------------------------
         The market price of our common stock, which is traded on the OTC National Quotation Bureau "Pink Sheets" under the symbol "MXON", has been, and may continue to be, highly volatile. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

Our Stock Is Considered To Be A "Penny Stock"
--------------------------------------------------------------------------------
         The Penny Stock Act of 1990 requires specific disclosure to be made available in connection with trades in the stock of companies defined as "penny stocks". The Securities and Exchange Commission (SEC) has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. If an exception is unavailable, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risk associated therewith as well as the written consent of the purchaser of such security prior to engaging in a penny stock transaction. The regulations on penny stock may limit the ability of the purchasers of our securities to sell their securities in the secondary marketplace.


We Do Not Expect To Pay Dividends
--------------------------------------------------------------------------------
         We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

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


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Incorporated herein by reference to Part I- Financial Information-Notes to Financial Statements- Note 3. "Litigation", and to Part I- RISK FACTORS -"Until The SEC Civil Action Is Concluded...".

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Transactions for the nine months ended September 30, 2003 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 8. "Equity Transactions."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

               31.1 Certification  of Chief  Executive  Officer  (and  Principal
                    Financial   Officer)   Pursuant   to  Section   302  of  the
                    Sarbanes-Oxley Act of 2002

               32.1 Certification   Pursuant  to  18  U.S.C.  1350,  as  adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Form 8-K:

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

Date:  November 14, 2003