Form 10KSB
period 2003-12-31
MAXXON INC
filed 2004-03-30
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $4,414,520 as of March 30, 2004.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 2004, we had 64,860,279 shares of common stock, $0.001 par value, outstanding.

FORWARD LOOKING STATEMENTS

         This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, development-stage of our safety needle products, our pursuit of collaborative arrangements; our need to obtain additional financing; factors affecting the availability of capital; plans regarding the raising of capital. These statements may be found under "Item 1- Business," "Item 1- Risk Factors," and "Item 6 - Plan of Operation" as well as in this Report generally. We typically identify forward-looking statements in this Report using words like "believe," "anticipate," "will," "expect," "may," "could," "intend," or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, primarily our ability to raise additional capital to continue operating. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

ITEM 1.  BUSINESS

         1. We are a development-stage company that is principally engaged in the design, development and licensing of safety medical devices intended to reduce the risk of accidental needle stick injuries among health care workers. We presently do not have any products for sale. We have designed a retractable safety syringe and a retractable safety blood drawing device. We plan to pursue bringing these products to market either by licensing them to established medical device manufacturers, or by entering into joint development or similar collaboration arrangements. On November 13, 2003 we entered into an agreement with Globe Medical Tech, Inc. to manufacture 10,000,000 of our retractable safety syringes (3cc with locking mechanism) at Globe's manufacturing facilities in China. The agreement is subject to Maxxon raising $1.4 million to fund the project. In addition, the Company entered into a marketing and distribution agreement in which Globe was granted non-exclusive marketing and distribution rights for Maxxon's 3cc retractable safety syringe for the hospital markets in Latin America and South America, subject to completion of the manufacturing agreement. See "Status of Publicly Announced Products or Services", below.

         It could take years before our products can be sold in the United States, which is our primary target market, or anywhere else in the world. Potential collaborative partners may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our products will also require FDA approval before they can be sold in the United States, as well as approvals from foreign countries where our products may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

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

Our Retractable Safety Needle Devices

         Our retractable safety devices are designed to be similar to standard non-safety devices in appearance, size, and performance. We believe that this similarity is important, as it could increase the chances that our products, if and when they are commercialized, will be accepted by health care professionals.

Safety Syringe

         Our retractable safety syringe is designed with a 3cc with locking mechanism. After an injection has been given, the user applies pressure on the plunger, which causes the needle to automatically and fully retract into the body of the syringe. The safety syringe is designed to accommodate any standard sized needle. The vacuum is created at the time of use.

Safety Blood Drawing Device

         Our retractable safety blood drawing device is designed to work as follows--after blood has been taken, a special vacuum tube is attached to the needle, which causes the needle to automatically and fully retract into the tube. The needle seals in place rendering it harmless and inoperable.

2.       Distribution Method of Products and Services

         Neither our retractable safety syringe nor our retractable safety blood drawing device is ready for sale. Our products are in the development stage. Our primary focus for development is the 3cc retractable safety syringe. We plan to bring these products to market either by licensing them to established medical device manufacturers, or by entering into joint development or similar collaboration arrangements. Even if we are successful in entering into a collaboration arrangement, it could take years before our products can be sold in the United States, which is our primary target market. Our potential collaborative partners may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our products will also require FDA approval before they can be sold in the United States, as well as approvals from foreign countries where our products may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. We have not yet submitted an FDA application, or application for foreign approval, for our 3cc retractable safety syringe or the retractable blood drawing device.

         During 2002, the Company was pursuing FDA approval, via a 510(k) application filed in December, 2001, for a safety syringe we licensed from Wayland Rippstein (the Rippstein Syringe). In December 2002, the FDA informed us that they had reclassified the Rippstein Syringe as a Class III device, which requires a Pre-Market Approval (PMA) application to obtain U.S. marketing approval. A PMA application is more extensive and requires more testing than a 510(k) application. The Company does not plan to submit a PMA application for the Rippstein Syringe.

         3.   Status of Publicly Announced Products or Services

         Our retractable safety needle devices are in the development stage. We are presently pursuing collaborative arrangements for the manufacturing and marketing of our 3cc retractable safety syringe with locking mechanism. On November 13, 2003, we entered into an agreement with Globe Medical Tech, Inc. to manufacture our 3cc retractable safety syringe with locking mechanism at Globe's manufacturing facilities in China. Globe's responsibilities will include making production molds, production development assistance, validation of the initial assembly process, all product testing, test data and prototype product samples for submission to the FDA for approval. Globe agreed to produce 10,000,000 of our retractable safety syringes, packaged and sterilized, for $1.4 million. Globe's production capacity at their China plant is approximately 2,000,000 syringes per month. Globe estimates that production molds will be completed 6-8 weeks after the project begins. The proposal is subject to Maxxon raising the $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of FDA approval for the syringe, and 25%will be due after receiving the syringes. Effective March 1, 2004, the Company entered into a marketing and distribution agreement with Globe Medical Tech, Inc. ("Globe") in which Globe was granted non-exclusive marketing and distribution rights for Maxxon's 3cc retractable safety syringe for the hospital markets in Latin America and South America. The marketing and distribution agreement is subject to Maxxon funding the $1.4 million manufacturing agreement with Globe. The Company is presently seeking the capital necessary to begin the project, however, there is no assurance that the Company will be successful in raising the capital on acceptable terms, if at all.

         4. Competitive Business Conditions, Competitive Position and Methods of Competition

         The safety medical device market is highly competitive. The leading manufacturers and marketers of safety medical devices are Becton-Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Medi-Hut, Inc. and Johnson & Johnson. Developers of safety medical devices, which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies include Med-Design Corporation, New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International. Our competitors have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do. There is no assurance that we can successfully compete. See "RISK FACTORS."

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

         5. Sources of Raw Materials and the Names of Principal Suppliers

         We do not presently manufacture any products, so we have no raw materials requirements. The materials used to make our retractable safety syringe and our retractable safety blood drawing device are commercially available from a number of suppliers. The manufacturing process is highly technical and demanding with very low fault tolerances. There is no assurance that we will be able to engage a company capable of manufacturing the safety syringe in a cost-effective manner. See "RISK FACTORS."

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

         7. Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

         Maxxon 3cc Safety Syringe Patent. A U.S. patent application was filed on November 1, 2002 for the Company's 3cc retractable safety syringe. There is no assurance that a U.S. patent will be issued. The Company has not yet filed any applications for foreign patent protection. If any foreign patents applications are filed, there is no assurance that any foreign patents will be issued. See "RISK FACTORS."

         Maxxon Blood Sampling Device Patent. A U.S. patent covering the Company's blood sampling device was published on April 10, 2003. The Company has not yet filed any applications for foreign patent protection. See "RISK FACTORS." There is no assurance that any international patents will issue.

         Marketing and Distribution Agreement with Globe Medical Tech, Inc. Effective March 1, 2004, the Company entered into a marketing and distribution agreement with Globe Medical Tech, Inc. ("Globe") in which Globe was granted non-exclusive marketing and distribution rights for Maxxon's 3cc retractable safety syringe for the hospital markets in Latin America and South America. The marketing and distribution agreement is subject to Maxxon funding the $1.4 million manufacturing agreement with Globe. The initial term of the marketing and distribution agreement shall be five (5) years from the end of the first month in which Marketer records commercial sales of a Product, provided, however, that in no event shall the initial term extend beyond June 30, 2009.

         Rippstein Syringe Patent
         On February 27, 2001, the U.S. patent covering the safety syringe designed by Mr. Rippstein was published. On January 13, 2001, an application was filed for international patent protection, pursuant to the Patent Cooperation Treaty. There is no assurance that any international patents will issue. There is no assurance that the patent does not infringe on the rights of others.

         The Rippstein License
         On November 18, 1999, Maxxon entered into an Exclusive License Agreement with Wayland J. Rippstein, Jr. and associates (the "Rippstein License"), whereby Maxxon acquired the exclusive worldwide license to manufacture and market a new proprietary safety syringe that retracts the needle into the barrel of the syringe after use. The Rippstein License provides for Maxxon to pay royalties of 4% of gross sales of syringes, and minimum annual royalties ranging from $10,000 to $20,000 beginning April 16, 2005 (the 4th anniversary after both a working prototype syringe was developed and a U.S. patent was issued.) Such royalties continue for the life of the last to expire patent. The company currently has no intention of pursuing the commercialization of the Rippstein Syringe.

         Employment Agreements
         On August 8, 2001, we entered into amended written employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. The material terms of their respective employment agreements are discussed in Note 4 "Other Commitments and Contingencies" of the Financial Statements. The Company is presently in default under the terms of the employment agreements. There is no assurance that the individuals subject to such agreements will continue to serve the Company without being paid. See "RISK FACTORS."

         8.   Need for Governmental Approval

         Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the research, design, testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion, distribution, and production of medical devices in the United States. The Company's safety needle devices are considered to be medical devices, are subject to FDA regulation, and must receive FDA approval prior to sale in the United States.

         Medical devices are classified into one of three classes, depending on the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g. labeling, pre-market notification and adherence to Quality System regulations, which have replaced Good Manufacturing Practice regulations.) These devices are subject to the lowest level of regulatory control. Class II devices are subject to general controls and to special controls (e.g. performance standards, post-market surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness, and require clinical testing and FDA approval prior to marketing and distribution. Class III devices are the most rigorously regulated.

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

         The Medical Device User Fee and Modernization Act, enacted in 2002, authorizes the FDA to assess and collect user fees for Section 510(k) pre-market notifications and pre-market approval applications filed on or after October 1, 2002. Fees for fiscal year 2003 range from $2,187 for Section 510(k) pre-market notifications to $154,000 for PMAs, although fee reductions are available for companies qualifying as small businesses.

         We have not submitted an application for FDA approval for our 3cc retractable safety syringe or our retractable safety blood drawing device. During 2002, the Company was pursuing FDA approval, via a 510(k) application filed in December, 2001, for a safety syringe we licensed from Wayland Rippstein (the Rippstein Syringe). In December 2002, the FDA informed us that they had reclassified the Rippstein Syringe as a Class III device, which requires a Pre-Market Approval (PMA) application to obtain U.S. marketing approval. A PMA application is more extensive and requires more testing than a 510(k) application. The Company does not plan to submit a PMA application for the Rippstein Syringe. Based upon this prior experience, there is no assurance that either of our safety needle devices will qualify for the 510(k) pre-market notification approval process or that the Company will have the funds necessary to seek FDA approval. There is no assurance that our safety needle devices will obtain FDA approval.

         If FDA approval is received, then the Company or its collaborative partner (depending on who is manufacturing and marketing) would also be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA requires medical device manufacturers to register as such and subjects them to periodic FDA inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA's current Quality System Regulation
(QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices.

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


         Accordingly, where medical devices are marketed by our potential licensees or by collaborative partners under their names, compliance with the MDD will be their responsibility. In the event that we decide to manufacture devices to be distributed in the EU market under our name, all compliance responsibilities will be borne by us.

         There may be numerous other approvals needed before our products can be sold in countries other than the United States or the European Union. There is no assurance that the Company or its collaborative partners, if any, will be successful in obtaining such approvals.


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


         On November 27, 2001, OSHA issued a compliance directive (CPL 2-2.69) that advises OSHA's regional offices on the proper interpretation and enforcement of the revised Bloodborne Pathogens Standard provisions. The compliance directive confirms that the consideration of safer needle devices, in annually reviewing and updating the exposure control plan, is a critical element of the Bloodborne Pathogens Standard. The directive also stresses that the standard requires employers to use engineering controls (e.g., safer needle devices) if such controls will remove or eliminate the hazards to employees. As a result of these regulatory actions, we anticipate that the demand for safety medical devices such as those we have designed will continue to increase for the foreseeable future.


         10. Estimate of the Amount Spent on Research and Development

         Our research and development efforts in the past have focused primarily upon the design and development of safety needle retraction technologies and in certain instances, the molds or equipment necessary to make and assemble limited quantities of the safety syringe. R&D expenses were $21,766 and $286,509 in 2003 and 2002, respectively. During 2003 and 2002, respectively, $0 and $149,500 related to the value of common stock or options granted pursuant to design services or licensing agreements. Our research and development efforts going forward will focus primarily upon modifying and improving our current product technologies in response to input from potential collaborative partners. The Company's present retractable safety devices have been designed by DESIGNPRO, LLC, formerly Genesis Design Group, a third party design firm. We are dependent on their services. See "RISK FACTORS".



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

         12. Number of total employees and number of full time employees

         We have five employees. including our sole officer and director, who provide services to us on a part-time basis. Our employees are each engaged in other business activities and devote such time as he or she feels is reasonably necessary to carry out our business. Although these other business activities are different from our business, there could exist potential conflicts in the amount of time each person devotes to our business. Consequently, developing our business may require a greater period of time than if our employees were employed by us on a full time basis. See "RISK FACTORS."

         On January 3, 2001, we entered into written employment agreements with Gifford Mabie, Dr. Thomas Coughlin, Rhonda Vincent and Vicki Pippin. The Company is in default pursuant to the agreements. There is no assurance that these individuals will continue to serve the Company without getting paid. See "RISK FACTORS."

RISK FACTORS

         You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing Centrex. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

Because We Have No Products for Sale, We Do Not Generate Revenue And Do Not Have Other Resources To Fund Operations; These Conditions Raise Substantial Doubt About Our Ability To Continue As A Going Concern

         Because the Company's retractable safety needle devices are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. The Company does not anticipate sales until such time as its products are proven to be commercially viable and are approved for sale in the United States by the FDA. It could be several more years before the Company can expect to have sales. The Company's independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2003, "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to commercialize our retractable safety needle devices will have a material adverse effect on our business, financial condition, and on the price of our common stock.

We Require Substantial Additional Capital To Commercialize Our Retractable Safety Needle Devices. We May Have Difficulty Raising Capital When We Need It, Or At All. Raising Such Capital May Dilute Stockholder Value

         We require an estimated $2.0 million in capital, over the next twelve months, to continue our commercialization efforts related to our retractable safety syringe. We have entered into an agreement with Globe Medical Tech, Inc. to manufacture 10,000,000 of our retractable safety syringes in China. The project will cost us $1.4 million, of which $700,000 is payable in advance. The manufacturing process involves building molds, designing manufacturing processes and obtaining specialized equipment, as well as actually making, assembling, sterilizing, packaging and delivering the retractable safety syringes. The remaining $700,000 will be due in stages, with payment in full required prior to delivery of the retractable syringes to us. Once the manufacturing process begins, we could have retractable safety syringes within twelve months. There is no assurance, however, that we will be successful in raising the $700,000 required to begin the project or the remaining $700,000 required to complete the project. There is no assurance that the project will not require significantly longer than one year to complete and there is no assurance the the project will not cost significantly more than the $1.4 million.

         In addition to the $1.4 million required pursuant to the Globe Medical Tech agreement, we also require an estimated $600,000 during the next twelve months for administrative expenses. See "PLAN OF OPERATION". We will require substantial additional capital thereafter to commercialize our retractable safety needle devices. Our commercialization efforts will include, but are not limited to, entering into agreements with third parties for manufacturing (including building molds, designing manufacturing processes and obtaining specialized equipment), marketing and distribution, and obtaining FDA and/or other regulatory approvals, all of which are necessary before our products can be sold and which may take a significant amount of time, if not years, to complete.

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

         The SEC has alleged in a civil action a variety of claims against us, our officer and certain employees (See Notes to Financial Statements-Note 3 "Litigation"). We believe that the SEC's claims are without merit and we intend to vigorously defend against them. Based on the current scheduling order, we expect the case to be decided in late 2004 unless resolved sooner, either by mutual agreement or by summary judgment. There is no assurance, however, that we will have the financial and other resources necessary to continue our defense. Until the civil action is resolved, our ability to raise additional capital or to continue with our commercialization efforts could be adversely impacted. The cost of defending against the civil action, including the diversion of time and resources away from our commercialization efforts, could harm our future prospects.

If We Do Not Obtain FDA Approval For Our Safety Needle Devices, Then Our Future Prospects Could Be Harmed.

         Our retractable safety syringe and our retractable safety blood drawing device will require FDA approval before they can be sold in the United States, which is our primary target market. We have not yet applied for or received FDA approval for our retractable safety syringe or our retractable safety blood drawing device. We attempted to obtain FDA approval through a 510k market notification ("510k") for a previous syringe design (now referred to as the "Rippstein Syringe"). In December 2002, approximately one year after filing the 510(k), the FDA determined that a premarket approval application ("PMA") would be required instead of the 510(k). We decided not to pursue FDA approval of the Rippstain Syringe. Based upon this experience, there is no assurance that our safety needle devices will qualify for the FDA's 510(k) application approval process.

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

If Our Retractable Safety Needle Devices Prove To Be Too Expensive to Manufacture and Market Successfully Then Our Future Prospects Could Be Harmed.

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

         We must establish marketing, sales and distribution capabilities before our product can be sold. We have no experience in establishing such capabilities. Until we have established manufacturing arrangements, we do not plan to devote any meaningful time or resources to establishing marketing sales or distribution capabilities. If we determine that our safety needle devices are commercially viable, we intend to enter into agreements with third parties to market, sell and distribute our products. However, we may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

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

         We have been issued a U.S. patent related to our retractable safety blood drawing device and we have applied for a U.S. patent for our retractable safety syringe. There is no assurance that a U.S. patent for our 3cc retractable safety syringe will be issued to us. We do not have foreign patent protection for our retractable safety needle devices and there is no assurance that we will have the financial resources to apply for such foreign patent protections, that such foreign patent protections will be available to us or if available, that they will result in any meaningful protection for our retractable safety needle devices. Even if we are successful in obtaining patent protection, whether in the U.S. or abroad, it may not afford protection against competitors with similar technology. Furthermore, other may independently develop similar technologies or duplicate our technology.

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

         Although we rely on trade secrets to protect our technology and require certain parties to execute nondisclosure and non-competition agreements, these agreements could be breached, and our remedies for breach may be inadequate. In additions, our trade secrets may otherwise become known or independently discovered by our competitors. If we lose any of our trade secrets, our business and ability to compete could be harmed.

         Despite our efforts to protect our proprietary rights, we face the risks that pending patent applications may not be issued, that patents issued to us may be challenged, invalidated or circumvented; that unauthorized parties may obtain and use information that we regard as proprietary; that intellectual property laws may not protect our intellectual property; and effective protection of intellectual property rights may be limited or unavailable in China, where we plan to manufacture our retractable safety syringe, or in other foreign countries where we may manufacture and/or sell our retractable safety needle devices. The lack of adequate remedies and impartiality under any foreign legal system may adversely impact our ability to protect our intellectual property.

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


If Manufacturing Of Our Retractable Safety Syringe In China Begins, Our Future Business Prospects May Be Harmed If Political, Economic Or Social Uncertainties In China Develop Into Actual Events.

         If manufacturing of our 3cc retractable safety syringe in China begins pursuant to the Globe Medical Tech agreement, our business will be subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them from time to time, with little or no prior notice, to our detriment. A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our ability to do business in China and to enforce the agreement or purchase orders to which we may become a party. At various times during recent years, the United States and China have had significant disagreements over political, economic and social issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and china, whether or not directly related to our business, could adversely affect our ability to do business in China.

We Must Obtain Regulatory Approvals In Foreign Jurisdictions To Market Our Products Abroad

         We will be subject to a variety of regulations governing clinical trials and sales of our products outside the U.S. Whether or not FDA approval has been obtained, we must secure approval of a product by the comparable non-U.S. regulatory authorities prior to the commencement of marketing of the product in a foreign country. The process of obtaining these approvals will be time consuming and costly. The approval process varies from country to country and the time needed to secure additional approvals may be longer than that required for FDA approval. These applications may require the completion of pre-clinical and clinical studies and disclosure of information relating to manufacturing and controls. Unanticipated changes in existing regulations or the adoption of new regulations could affect the manufacture and marketing of our products.

If We Are Not Able to Compete Successfully, Then Our Business Prospects Will Be Materially Adversely Affected.

         Our products may compete in the United States and abroad with the safety needle devices and standar non-safety needle devices manufactured and distributed by companies such as Becton Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Med-Hut, Inc. and Johnson & Johnson. Developers of safety needle devices against which we compete include Med-Design Corp., New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International, Inc. Many of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our products, or may render our products obsolete. In addition, new competitors may develop products that compete with our products, or new technologies may arise that could significantly affect the demand for our products. Even if we are successful in bringing our products to market, there is no assurance that we can successfully compete. We cannot predict the development of future competitive products or companies. We will be materially adversely affected if we are unable to compete successfully.

Because We Depend On A Single Technology, We Are Vulnerable to Superior Competing Products Or New Technologies That Could Make Our Retractable Safety Needle Devices Obsolete

         Because we have a narrow focus on a particular product and technology (i.e. retractable safety needle devices), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products. If a superior technology is created, the demand for our product could greatly diminish causing our commercialization efforts and future prospects to be materially adversely affected.

Because We Rely On Third Parties for Research and Development Activities Necessary to Commercialize Our Product, We Have Less Direct Control Over Those Activities. This Could Have A Materially Adverse Effect On Our Future Prospects.

         We do not maintain our own laboratory and we do not employ our own researchers. We have contracted with third parties in the past to conduct research and development activities and we expect to continue to do so in the future. Because we rely on third parties for our research and development activities, we have less direct control over those activities and cannot assure you that the research will be done properly or in a timely manner, or that the results will be reproducible. Our inability to conduct research and development may delay or impair our ability to commercialize our retractable safety needle technology. The cost and time to establish or locate an alternative research and development facility to develop our technology could have a materially adverse effect on our future prospects.

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future And By the Common Stock We Have Issued Or Will Issue In The Future To Pay Current And Future Obligations.

         As of March 15, 2004, we had outstanding options to purchase up to 11,800,000 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 9,049,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. All of the warrants and approximately 3,300,000 of the options are presently "out of the money". We may decide to modify the terms and/or exercise price of the options and warrants. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. From time to time, the Company has issued and may continue to issue shares of its common stock to pay current and future obligations. To the extent that those shares are sold into the market, they could cause the market price of our common stock to decline.

The Loss Of The Services Of Our Product Designers And Our Employees Could Have A Material Adverse Effect On Our Business.

         Our retractable safety needle devices were designed by the DESIGNPRO, LLC, formerly Genesis Design Group of Simi Valley, California and Dr. Thomas Coughlin, Jr,, our medical advisor. The loss of the services of DESIGNPRO and/or Dr. Coughlin and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. We are also dependent upon the services of our officer and employees. We are presently in default of employment agreements and there is no assurance that the individuals subject to such agreements will continue to serve without being paid. The loss of the services of these key personnel or the inability to retain such experienced personnel could have a material adverse effect on our ability to continue operating.

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

If We Cannot Generate Adequate, Profitable Sales Of Our Planned Products, We Will Not Be Successful

         In order to succeed as a company, we must develop commercially viable products and sell adequate quantities at a high enough price to generate a profit. We may not accomplish these objectives. Even if we succeed in developing a commercially viable product, a number of factors may affect future sales of our product. These factors include:

     -    Whether we will be successful in obtaining FDA approval in the future;

     - Whether physicians, patients and clinicians accept our product as a viable, safe alternative to the standard medical syringe;

     - Whether the cost of our product is competitive in the medical marketplace; and

     - Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves

Our Retractable Safety Needle Devices, If Successfully Commercialized, Could Be Exposed To Significant Product Liability Claims Which Could Be Time Consuming And Costly To Defend, Divert Management Attention and Adversely Impact Our Ability To Obtain and Maintain Insurance Coverage, Which Could Jeopardize Our License.

         The testing, manufacture, marketing and sale of our retractable safety needle devices will involve an inherent risk that product liability claims will be asserted against us. We currently have a general liability policy with an annual aggregate limit of $2 million with a $1 million limit per occurrence. We currently do not have insurance which relates to product liability, but intend to seek and obtain insurance to cover product liability before sales of our safety syringe commences. Even if we obtain such insurance, it may prove inadequate to cover claims and/or litigation costs. The costs and availability of such insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our safety syringe.

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

We Have A History Of Losses And Expect Future Losses

         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2003, we had accumulated a deficit of approximately $11.3 million. There is no assurance that our safety syringe will be commercially viable. There is no assurance that we will generate revenue from the sale of the safety syringe or that we will achieve or maintain profitable operations.

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

Because Our Stock Is Considered To Be A "Penny Stock", Your Ability To Sell Your Stock May Be Limited

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

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently rent approximately 4,200 square feet of office space in Tulsa, Oklahoma on a monthly basis. The monthly payment for the office space is $6,300, for which the Company is obligated with other companies that share the office space. See Note 7 "Related Party Transactions" of the Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

         (a)  Market Information

         Our common stock is traded over the counter under the trading symbol "MXON". The high and low prices for our common stock during the calendar quarters ended were:

                  Quarter ended            High         Low
                  -------------            ----         ---
                  December 31, 2003        $0.085       $0.04
                  September 30, 2003       $0.15        $0.0375
                  June 30, 2003            $0.14        $0.055
                  March 31, 2003           $0.15        $0.05
                  December 31, 2002        $0.32        $0.13
                  September 30, 2002       $0.37        $0.21
                  June 30, 2002            $0.69        $0.34
                  March 31, 2002           $0.99        $0.44

         Quotations on the National Quotation Bureau Pink Sheets reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions

         (b)  Holders

         As of March 15, 2004, we estimate that there were approximately 450 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         (c)  Dividends

         We have not declared any dividends in the past, and we do not plan to declare dividends in the future.

Recent Sales of Unregistered Securities
         On October 1, 2003, the Company issued Gifford Mabie 4,000,000 shares of restricted common stock. The Company valued the transaction at $0.02 per share. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  PLAN OF OPERATION

         The following discussion of our cash requirements and liquidity and resources contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect," "plan," "anticipate," "believe," "estimate," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors; including, our ability to obtain financing when needed. A discussion of these risks and uncertainties can be found under the heading "RISK FACTORS" and elsewhere in this report. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

         1.  Plan of Operation for the Next Twelve Months

         (i) Cash Requirements

         We have no cash and are unable to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1.4 million will be required pursuant to the proposal from Globe Medical Tech, Inc., and approximately $600,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. We will require additional funds for pending litigation, although we can not estimate with certainty how much will be required. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

         None.

ITEM 7.  FINANCIAL STATEMENTS

         See Part F/S

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company's Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based on that evaluation, the Chief Executive Officer (who is also the principal financial officer) concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's periodic SEC filings. Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a)  Identity of Directors and Executive Officers

               Gifford M. Mabie, age 63 is Chairman, CEO and a Director of Maxxon and has served in such capacity since May 20, 1997.

         Other Directorships. Gifford Mabie is the sole officer and a director of Lexon, Inc.

         (c) Family Relationships

             None.

         (d) Involvement in Legal Proceedings of Officers, Directors, and Control Persons

             None.

ITEM 10.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


                                                                   Long Term Compensation
                                                             -------------------------- ---------
                                Annual Compensation                   Awards            Payouts
                        ------------- -------- ------------- ----------- -------------- ---------
                                                  Other
    Name and                                      Annual     Restricted   Securities              All
   Principal                                   Compen-sation Stock        Underlying    LTIP      Other
    Position     Year    Salary(1)     Bonus                 Awards    Options/SARs   Payouts   Compensation
  ------------- ------- ------------- -------- ------------- ---------- --------------- --------- ----------
  Gifford M.
  Mabie, CEO     2003       $100,000   $-0-        $-0-       $80,000        -0-          $-0-      $-0-
                 2002       $100,000


(1) Mr. Mabie's salary for 2003 and 2002 was accrued by the Company but has not been paid to Mr. Mabie. (2) Represents the fair market value of the 4,000,000 shares of restricted common stock issued to Mr. Mabie during 2003



                Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

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

(2) The closing price of our common stock at December 31, 2003 was $0.06 per share, which was less than the $0.50 per share exercise price of Mr. Mabie's options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 30, 2003 and ownership consists of sole voting and investment power.

                                                Beneficial      Percentage of
                            Relationship to     Ownership       Outstanding
Name and Address            Company             Common Stock(1) Common Stock (2)
--------------------------- ------------------- --------------- ----------------

Gifford M. Mabie            Sole Officer and    6,300,000 (3)     9.67%
9202 S. Toledo Ave.         Director
Tulsa, OK  74137

Rhonda R. Vincent           Employee            4,684,700 (3)     7.19%
9202 S. Toledo Ave.
Tulsa, OK  74137


Sole Officer and Director and Beneficial Owners
As a Group (2 persons)                          10,984,700       16.78%

(1) Includes shares of common stock issuable upon the exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of March 30, 2004.

(2) For each shareholder listed above, his or her percentage of outstanding common stock was based on 64,860,279 shares issued and outstanding as of March 30, 2004, plus the shares that each shareholder has the right to acquire within 60 days of March 30, 2004.

(3) Includes options to purchase 300,000 shares of common stock exercisable at $0.50 per share. These options expire January 30, 2008.

Common Stock Options and Warrants Outstanding

         At March 30, 2004, the Company had outstanding options to purchase up to 11,800,000 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 9,049,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. See Part F/S "Notes to Financial Statements".


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note 7 "Related Party Transactions" to the Financial Statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
         See  "Index to and Description of Exhibits"

Reports on Form 8-K:
         The Company had no Form 8-K filings during the fourth quarter of 2003.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
         Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 003 and 2002 were $6,849 and $9,516 respectively.

Audit Related Fess
         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other an those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-.

Tax Fees
         Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2003 and 2002 were $903 and $1,810, respectively.

All Other Fees
         All Other Fees consists of fees related to review of our Form S-8 registration statement in 2003. All other fees may also include fees for services which would not impair the independence of the auditor which support our evaluation of the effectively of our internal controls and enhance the auditor's understanding of our system and controls not included in Audit Related Fees. The aggregate All Other Fees billed for the fiscal years ended December 31, 2003 and 2002 were $515 and $-0-, respectively.

Audit Committee
         The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this item 14 were approved in advance by our Board of Directors.




                                    PART F/S

                          INDEX TO FINANCIAL STATEMENTS


Audited Financial Statements

Independent Auditors' Report.......................................................................      21

Balance Sheet At December 31, 2003.................................................................      22

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2003
And For The Years Ended December 31, 2003 and 2002................................................       23

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2003
And For The Years Ended December 31, 2003 and 2002.................................................      24

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through
December 31, 2003..................................................................................      25

Notes To Financial Statements From Inception (August 16, 1996) Through
December 31, 2003, And For The Years Ended December 31, 2003 and 2002..............................      26


                          Independent Auditor's Report


To the Shareholders of
Maxxon, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheet of Maxxon, Inc. (a development stage company) for the years ended December 31, 2003 and 2002, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period from December 16, 1996 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxon, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from December 16, 1996 (inception) to December 31, 2003 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants
Tulsa, Oklahoma


March 29, 2004

                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2003





                   ASSETS                                  December 31, 2003
                                                           -----------------
Current assets
Cash                                                               $ 230
Employee Advances                                                 18,000
Rent receivable- related parties (Note 7)                              -
Notes receivable- related parties (Note 7)                        50,900
                                                           -----------------
   Total current assets                                           69,130

Property and Equipment, net of depreciation (Note 3)              17,091
                                                           -----------------
Other assets
Patent Development                                                10,000
Less amortization (Note 5)                                       (10,000)
                                                           -----------------
      Total Patent Development                                         -
                                                           -----------------

TOTAL ASSETS                                                    $ 86,221
                                                           =================

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                        $ 78,885
Accrued Salaries                                                 793,333
Related Party Payables (Note 7)                                   34,475
                                                           -----------------
   Total current liabilities                                     906,693
                                                           -----------------
Total liabilities                                                906,693
                                                           -----------------
Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                    -
Common stock, $0.001 par value,
   75,000,000 shares authorized;
   43,060,279 shares issued and outstanding                       43,060
Common stock purchased by employees                             (375,496)
Paid in capital                                               10,778,415
Deficit accumulated during the development stage             (11,266,451)
                                                           -----------------
   Total shareholders' equity                                   (820,472)
                                                           -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                  $ 86,221
                                                           =================



   The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
         From Inception (August 16, 1996) Through December 31, 2003 and
                 For The Years Ended December 31, 2003 and 2002




                                           From inception
                                              (August 16,
                                            1996) through Year Ended Year Ended
                                        December 31, 2003 December 31, 2003
                                        December 31, 2002
                                        -----------------      -----------------      -----------------

Revenue
Investment Income                               $ 170,753                    $ -                    $ -
Other Income                                      $ 3,807                      -                      -
                                        -----------------      -----------------      -----------------
                                                  174,560                      -                      -
                                        -----------------      -----------------      -----------------

Expenses
Research and development                      $ 1,558,348                 21,766                286,509
General and administrative                    $ 9,803,330              1,361,912              1,633,125
                                        -----------------      -----------------      -----------------
   Total operating expenses                    11,361,679              1,383,679              1,919,634
                                        -----------------      -----------------      -----------------

Operating loss                                (11,187,119)            (1,383,679)            (1,919,634)
                                        -----------------      -----------------      -----------------
Interest income                                  $ 17,276                      -                      -
                                        -----------------      -----------------      -----------------
Interest expense                                 $ 32,084                  1,181                     39
                                        -----------------      -----------------      -----------------
Loss on disposal of assets                        $ 2,006                      -                  2,006
                                        -----------------      -----------------      -----------------
Depreciation and amortization                    $ 62,519                  6,659                 11,997
                                        -----------------      -----------------      -----------------
Net loss from operations                    $ (11,266,451)          $ (1,391,518)          $ (1,933,676)
                                        =================      =================      =================
Weighted average shares
outstanding                                    20,350,396             31,838,152             26,871,732
                                        -----------------      -----------------      -----------------
Net loss per share (Note 1)                       $ (0.55)               $ (0.04)               $ (0.07)
                                        -----------------      -----------------      -----------------








The accompanying notes are an integral part of the financial statements



                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (August 16, 1996) Through December 31, 2003





                                                            From Inception
                                                               (August 16,
                                                        1996) through Year
                                                                     Ended               Year Ended                Year Ended
                                                         December 31, 2003        December 31, 2003         December 31, 2002
                                                         -----------------        -----------------         -----------------
Operating activities
Net loss                                                     $ (11,266,452)            $ (1,391,519)             $ (1,933,676)
Plus non-cash charges to earnings:
Depreciation and amortization                                       62,510                   14,644                    11,996
Common stock issued for services                                 1,687,207                  208,400                   324,500
Expenses paid by third parties                                      57,134                        -                         -
Contribution of services by officer and employees                  799,154                        -                         -
Services by officer and employees paid for
     with non-cash consideration                                   167,500                   80,000                         -
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                          1,775,577                  288,959                   759,795
Write-off of organizational costs                                    3,196                        -                         -
Write-off of zero value investments                                785,418                        -                         -
Write-off of leasehold improvements
    and computer equipment                                           2,006                        -                     2,006
Compensation costs for stock options and warrants
granted to non-employees                                         1,205,015                   72,300                         -
Change in working capital accounts:
   (Increase) decrease in receivables
      from related parties                                         (68,900)                 128,961                    22,453
   (Increase) decrease in prepaid expenses                               0                        0                         -
   (Increase) decrease in other receivables                       (176,577)                       -                         -
   Increase (decrease) in accounts payable
      and accrued  liabilities                                     959,535                  495,563                   326,971
                                                         -----------------        -----------------         -----------------
      Total operating activities                                (4,007,677)                (102,692)                 (485,955)
                                                         -----------------        -----------------         -----------------

Investing activities
Purchase of equipment                                              (67,042)                       -                    (2,301)
Investment in syringe patent development                           (10,000)                       -                         -
Investment in Ives Health Company                                 (251,997)                       -                         -
Investment in The Health Club                                      (10,000)                       -                         -
                                                         -----------------        -----------------         -----------------
      Total investing activities                                  (339,039)                       -                    (2,301)
                                                         -----------------        -----------------         -----------------

Financing activities
Loans from shareholders                                             13,907                        -                         -
Repayment of loans from shareholders                               (11,369)                       -                         -
Repayments of Promissory Notes                                     172,004                   69,201                   102,803
Sale of common stock for cash:
   To third-party investors (prior to merger)                      574,477                        -                         -
   To third-party investors                                      2,935,345                        -                   362,500
   From exercise of stock options by third-parties                 509,900                        -                         -
   Less:  Issue Costs                                             (102,318)                       -                         -
Convertible debentures issued for cash                             355,000                        -                         -
Payment of exclusive license note payable                         (100,000)                       -                         -
                                                         -----------------        -----------------         -----------------
      Total financing activities                                 4,346,946                   69,201                   465,303
                                                         -----------------        -----------------         -----------------

Change in cash                                                         230                  (33,491)                  (22,953)
Cash at beginning of period                                              0                        -                    56,674
                                                         -----------------        -----------------         -----------------
Cash at end of period                                                $ 230                $ (33,491)                 $ 33,721
                                                         =================        =================         =================
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes
     during the period                                            $ 29,084                    1,181                         -
                                                         -----------------        -----------------         -----------------

Non-cash financing and investing activities:
Common stock issued to founders                                    $ 7,000                        -                         -
Common stock issued in connection with merger
with Cerro Mining Corporation                                        $ 300                        -                         -
Common stock issued in Ives merger                               $ 346,262                        -                         -
Common stock subscriptions                                        $ 69,800                        -                         -
Capitalized compensation cost for options granted              $ 1,487,700                        -                         -
Common stock issued in exchange for promissory note              $ 676,500                        -                         -
Common stock issued for payment of debt                           $ 76,888                        -                         -
Common stock issued for convertible debentures                   $ 190,660                        -                         -
Common stock issued for services                                 $ 471,663                        -                         -
Common stock issued to pay Ives debt                              $ 27,000                        -                         -
                                                         -----------------        -----------------         -----------------





The accompanying notes are an integral part of the financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                Statements of Shareholders' Equity From inception
                  (August 16, 1996) through December 31, 2003

                                                                                                 Deficit
                                                                                             Accumulated
                                                                                              during the
                                                           Common Stock           Paid-In    Development   Subscription
                                                         Shares      Amount       Capital          Stage     Receivable        Total
                                                     ----------    --------  ------------    -----------   ------------   ----------

Balance at Inception (August 16, 1996)                        -           -            -               -             -           -

Cerro Mining/Maxxon-OK Merger:
 Cerro Mining                                           531,000         531         (231)                                       300
 Maxxon-OK:
   Shares issued to founders                          7,000,000       7,000                                                   7,000
   Shares sold for cash
   to third-party investors                             578,000         578      573,899                                    574,477
Ives Transactions:
   Investment in Ives Health Company                    311,240         311      310,951                                    311,261
   Investment in The Health Club                         35,000          35       34,965                                     35,000
   Conversion of Ives Debt                               18,513          19       26,981                                     27,000
Issuance of Common Stock for:
   Cash from third-party investors                      218,569         219      353,501                                    353,720
   Cash from related party
   Promissory Notes                                      64,500          65      128,935                                    129,000
   Subscriptions Receivable                              52,757          53       69,747                       (69,800)           -
   Services Rendered                                     90,499          90      173,337                                    173,427
   Debentures Converted                                 102,673         103       74,897                                     75,000
Net Income (Loss) at December 31, 1997                                                          (795,375)                  (795,375)
                                                     ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 1997                          9,002,751       9,003    1,746,982        (795,375)      (69,800)     890,809

Issuance of Common Stock for:
   Conversion of Ives Debt                               44,827          45       54,955                                     55,000
   Cash from third-party investor                        50,000          50       90,950                                     91,000
   Options exercised by third-parties for cash          545,867         546      359,354                                    359,900
   Options exercised by third-parties for services       24,133          24       18,076                                     18,100
   Services Rendered by third-parties                   988,007         988      573,560                                    574,549
   Debentures Converted by third parties                548,574         549      274,451                                    275,000
   Settlement with related party                        350,000         350                                                     350
Certificates canceled:                                  (91,572)        (92)     (40,173)                                   (40,265)
Value of Services Contributed by Officer
   and Employees                                                                 114,154                                    114,154
Compensation Cost for Stock Options Granted
   to Non-Employees                                                              918,187                                    918,187
Cancellation of Subscriptions Receivable
   from related party                                                                                           69,800       69,800
Net Income (Loss) at December 31, 1998                                                        (2,584,383)                (2,584,383)
                                                     ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 1998                         11,462,587      11,463    4,110,497      (3,379,758)            0      742,202

Issuance of Common Stock for:
   Cash from third-party investor                       390,693         390      342,034                                    342,424
Less: Issue Costs                                                                (16,743)                                   (16,743)
   Options exercised by third-parties for cash          300,000         300      149,700                                    150,000
   Services Rendered by third-parties                   164,069         164      166,579                                    166,743
Value of Services Contributed by Officer
   and Employees                                                                 280,000                                    280,000
Compensation Cost for Stock Options Granted
   to Non-Employees                                                               89,728                                     89,728
Net Income (Loss) at December 31, 1999                                                        (1,014,555)                (1,014,555)
                                                     ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 1999                         12,317,349      12,317    5,121,795      (4,394,313)            0      739,799

Issuance of Common Stock for:
   Cash from third-party investor                       862,776         863      249,525                                    250,388
   Less: Issue Costs
Value of Services Contributed by Officer
   and Employees                                                                 405,000                                    405,000
Net Income (Loss) at December 31, 2000                                                        (1,347,859)                (1,347,859)
                                                     ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2000                         13,180,125      13,180    5,776,320      (5,742,172)            0       47,328

Issuance of Common Stock for:
   Cash from third-party investor                     6,558,333       6,558    1,598,142                                  1,604,700
Purchased by Employees                                3,650,000       3,650      543,850                       547,500)           0
Issued for Repayment of Debt                             50,000          50        7,450                                      7,500
Less: Issue Costs                                                                (85,575)                                   (85,575)
   Services Rendered by third-parties                   450,000         450      422,000                                    422,450
Compensation Cost of stock issued  and
options granted for services                            200,000         200    1,487,500                                  1,487,700
Compensation Cost of stock issued  and
options granted for services to be amortizeed                                 (1,048,754)                                (1,048,754)
Net Income (Loss) at December 31, 2001                                                        (2,199,085)                (2,199,085)
                                                     ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2001                         24,088,458      24,088    8,700,933      (7,941,257)     (547,500)     236,264

Issuance of Common Stock for:
   Cash from third-party investor                     3,625,000       3,625      358,875                                    362,500
Exercise of Options                                   2,006,822       2,007       (2,007)                                         0
Payment towards promissory note balances                                                                       102,803      102,803
Amortized Compensation Cost of stock
issued  and options granted for services                                         759,795                                    759,795
Compensation Cost of stock issued  and
options granted for services                          1,200,000       1,200      323,300                                    324,500
Net Income (Loss) at December 31, 2002                                                        (1,933,676)                (1,933,676)
                                                     ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2002                         30,920,280      30,920   10,140,896      (9,874,933      (444,697)    (147,814)

Issuance of Common Stock for:
MPI Settlement costs of stock issued and
   options granted for services                       1,140,000       1,140      139,560                                    140,700
Compensation cost of stock issued and
   options granted for services                       7,000,000       7,000      133,000                                    140,000
Amortized compensation cost of stock
   issued and options granted for services                                       288,959                                    288,959
Indemnification cost of stock issued and
   options granted for services                       4,000,000       4,000       76,000                                     80,000
Payment towards promissory note balances                                                                        69,201       69,201
Net Income (Loss) at December 31, 2003                                                        (1,391,518)                (1,391,518)
                                                     ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2003                         43,060,279    $ 43,060  $10,778,415    $(11,266,451)  $ (375,496)    $(820,472)
                                                     ==========    ========  ============    ===========   ============   ==========



The accompanying notes are an integral part of the financial statements.

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2003




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

Compensation of Officers and Employees
         Prior to January 1, 2001, the Company's sole officer and director and its other employees served without pay or other non-equity compensation. The fair value of these services was estimated by management and recorded as an expense, with an offsetting entry to Paid in Capital. As a result, for the year ended December 31, 2000 and for the period from inception to December 31, 2000, the Company recorded $405,000 and $799,154, respectively.

         On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of December 31, 2003, the Company owed $793,333 pursuant to the employment agreements, of which $393,333 relates to amounts accrued during 2002. The Company has no cash with which to pay its obligations pursuant to the employment agreements. There is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 4, "Other Commitments and Contingencies."

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

Segment Information
         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the year ended December 31, 2003 and 2002, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2003 and 2002 calculations of loss per share.

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

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company as the Company has not issued any financial instruments falling within the scope of SFAS No. 150.

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(11,266,452) for the period from inception (August 16, 1996) to December 31, 2003, and a net loss of $(1,391,518) and $(1,933,676) for the years ended December 31, 2003 and 2002, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety needle devices. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


Note 4 - Other Commitments and Contingencies

Patent Applications for the Company's Retractable Safety Needle Devices
         A U.S. patent application was filed on November 1, 2002 for Company's 3cc. retractable safety syringe and filed a U.S. patent application on November 20, 2002 for the Company's retractable safety blood drawing device. On June 3, 2003, the patent for the retractable safety blood drawing device was published. There is no assurance that a U.S. patent will be issued for the 3cc. retractable safety syringe. The Company has not yet filed applications for foreign patent protection of these devices. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

Agreement to manufacture Maxxon's 3cc Retractable Safety Syringe On November 13,
         2003, the Company entered into an agreement with Globe
Medical Tech, Inc. to manufacture Maxxon's 3cc retractable safety syringe with locking mechanism at Globe's manufacturing facilities in China. Globe's responsibilities will include production mold, product development assistance and validation of the initial assembly process, all product testing, test data and prototype product samples for submission to the FDA for approval. Globe agreed to produce 10,000,000 of Maxxon's retractable safety syringes, packaged and sterilized, for $1.4 million. Globe's production capacity at their China plant is approximately 2,000,000 syringes per month. Globe estimates that production molds will be completed 6-8 weeks after the project begins. The proposal is subject to Maxxon raising the $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of the FDA approval for the syringe, and 25% will be due after receiving the syringes. The Company is presently seeking the capital necessary to begin the project, however there is no assurance that the Company will raise the capital on acceptable terms, if at all.

Payments Due Pursuant to Amended Employment Agreements
         As of December 31, 2003, the Company owed its officer and its employees a total of $793,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse effect on the Company's continued operations.

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

         The employment agreements have remained in effect since their inception, automatically renewing bi-annually. The agreements were in force at December 31, 2003 and renewed for another two years on January 4, 2004. Each agreement can be ended either by Maxxon or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary is accrued by the Company and paid in whole or in part as cash is available.

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

Note 6 - Property and Equipment, Net

         As of December 31, 2003, property and equipment, net of depreciation, consisted of the following amounts:

                               Useful Life Amount
                                                  ------------ ---------------
Computer equipment                                  5 Years       $32,322.98
     Less: Accumulated Depreciation                               (15,317.98)
                                                               ---------------
                                                                   17,005.00
                                                               ---------------
Furniture and fixtures                              5 Years        17,625.73
     Less: Accumulated Depreciation                               (17,540.15)
                                                               ---------------
                                                                       85.58
                                                               ---------------
Total property and equipment, net of depreciation                 $17,090.59
                                                               ===============



Note 7 - Related Party Transactions

         The Company leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2004. The monthly lease payment for the office space is $6,300, for which the Company is obligated with other companies that share the office space. The Company's officer and director and its employees may be officers, directors, employees or shareholders of these other companies. In addition to office space, the Company may share staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. During the quarter ended March 31, 2003 and the quarter ended June 30, 2003, the Company determined that collection of approximately $73,310 and $56,000 was doubtful and recorded an allowance on its income statement. As of September 30, 2003, Maxxon's receivable for rent and administrative expenses was $50,900 and its payable was $68,077.

         During the year ended December 31, 2003, the Company received $69,201 as payment of promissory notes from employees.

         On October 1, 2004, the Company issued Gifford Mabie, its CEO, 4,000,000 shares of restricted common stock.


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

         On October 1, 2003, the Company issued its CEO Gifford Mabie 4,000,000 shares of restricted common stock. The Company valued the transaction at $0.02 per share. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


Note 9 - Stock Options and Warrants Outstanding

         Stock Options
         As of December 31, 2003, the Company had outstanding options to purchase up to 9,000,000 shares of its common stock pursuant to the Company's Stock Option Plan. Under the Plan, employees were granted options during January of 1998 to purchase up to 1,000,000 shares of common stock on or before January of 2008 at an exercise price of $0.50 per share and were granted options during January of 2003 to purchase up to 8,000,000 shares of common stock on or before January of 2013 at an exercise price of $0.05 per share. For the year ended December 31, 2003, no Stock Option Plan options were cancelled, exercised or forfeited.

         As of December 31, 2003, there were outstanding options for Non-Employees to purchase up to 2,800,000 shares of common stock at exercise prices ranging from $0.10 per share to $0.50 per share. Of the 2,800,000 options outstanding, 800,000 were granted to Mr. Rippstein during November, 1999 at an exercise price of $0.50 per share and expire during November, 2008. Of his 800,000 options, 480,000 were exercisable as of December 31, 2003. Because the Company has determined not to file a PMA application to obtain FDA approval for the Rippstein Syringe, it is unlikely that the remaining 320,000 options will vest. The remaining 2,000,000 options were granted in January of 2003 in connection with a settlement agreement between the Company and its former investor relations firm. The 2,000,000 shares of common stock are exercisable in increments of 500,000 shares, each at exercise prices ranging from $0.10 per share to $0.40 per share on or before January 6, 2006. During the year, 250,000 options granted to a consultant in July of 2001, at an exercise price of $0.25 per share, expired.

         The following table summarizes information about the stock options outstanding at December 31, 2003:

                 Options Outstanding Options Exercisable
                -----------------------------------------
                             Weighted
                             Average                                    Weighted
Range of        Number       Remaining    Weighted        Number        Average
Exercise        Outstanding  Contractual  Average         Exercisable   Exercise
Price           at 12/31/02  Life         Exercise Price  at 12/31/02   Price
--------------------------------------------------------------------------------

Employees:
$ .05 to $.50   9,000,000    8.47         $0.10            9,000,000    $0.10
Non-Employees:
$ .10 to $.50   2,800,000    3.11         $0.26            2,480,000    $0.30
               ----------                                 ----------
               11,800,000                                 11,480,000
               ==========                                 ==========

         Warrants
         As of December 31, 2003, the Company has outstanding warrants to purchase up to 9,049,000 shares of common stock at exercise prices ranging from $0.25 per share to $0.50 per share that were issued in connection with private sales of securities during 2001 and 2002. Of the 9,049,000 warrants outstanding, 5,449,000 warrants are exercisable at $0.50 per share on or before December 31, 2005 and 3,600,000 warrants are exercisable at $0.25 per share on or before December 31, 2007. For the year ended December 31, 2003, no warrants were issued, cancelled, exercised or forfeited.

Note 10 -         Subsequent Events

         In January 2004, the Company issued 7,500,000 share of its common stock pursuant to various business consulting and legal service agreements.

         On January 29, 2004, the Company issued 300,000 shares of common stock, pursuant to the exercise of employee stock options. The Company received $15,000 in cash.

         On February 16, 2004 the company sold its first preferred stock, pursuant to an offering dated December 1, 2003 and issued 5,000 shares of Convertible Preferred Stock. The Company received $5,000 in cash. The aggregate offering was 3,000,000 shares at $1.00 per share. The preferred shares have a 15% per annum dividend rate which is payable in common stock valued at the floor price of $0.10 per share if a cash dividend is not declared. The preferred shares are convertible, at the holder's option, into shares of common stock, 90 days after the preferred shares have been issued. The holder may convert all or any amount of the preferred shares at 75% of the closing bid price as quoted on the NASDAQ system on the date of conversion, subject to a floor price of $0.10 per share. Each preferred share will have voting rights equal to the number of common shares converted at the floor price.

         Effective March 1, 2004, the Company entered into a marketing and distribution agreement with Globe Medical Tech, Inc. ("Globe") in which Globe was granted non-exclusive marketing and distribution rights for Maxxon's 3cc. retractable safety syringe for the hospital markets in Latin America and South America. The marketing and distribution agreement is subject to Maxxon funding the $1.4 million manufacturing agreement with Globe.

        On March 30, 2004, the Company issued 14,000,000 shares of its restricted common stock pursuant to various employment and services agreements.

                      Index to and Description of Exhibits

EX
No.        Description of Exhibit
----       ---------------------------------------------------------------------
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

10.8 Amended Employment Agreement between Maxxon and Dr. Thomas Coughlin (filed as Exhibit 10.23 to our Form 10-QSB filed August 21, 2001)

10.9 Amended Employment Agreement between Maxxon and Rhonda Vincent (filed as Exhibit 10.24 to our Form 10-QSB filed August 21, 2001)

10.10 Amended Employment Agreement between Maxxon and Vicki Pippin (filed as Exhibit 10.25 to our Form 10-QSB filed August 21, 2001)

10.11 Agreement with Globe Medical Tech, Inc. to manufacture our 3cc retractable safety syringe, with locking mechanism, dated November 13, 2003*

10.12 National Marketing Agreement between Maxxon and Globe Medical Tech, Inc. dated February 10, 2004*

31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*



        *  Filed Herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MAXXON, INC.


                            /s/ GIFFORD M. MABIE
                            ------------------------------------------------
                            By:  Gifford M. Mabie, Sole Officer and Director

March 30, 2004