Form 10QSB
period 2004-03-31
MAXXON INC
filed 2004-05-17
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


               X Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                                       OR

               Transition Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

            For the Transition Period from ___________ to____________


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

              Nevada                                     73-1526138
----------------------------------                -------------------------
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

Yes  [X]          No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 66,930,279 shares of Common Stock, $0.001 par value, outstanding as of April 30, 2004

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at March 31, 2004 (Unaudited).......................................................  3

Statements of Operations For The Period From Inception (October 6, 1998)
to March 31, 2004 And For The Three Months Ended March 31, 2004 and 2003 (Unaudited)..............  4

Statements of Cash Flows For The Period From Inception (October 6, 1998)
to March 31, 2004 And For The Three Months Ended March 31, 2004 and 2003 (Unaudited)..............  5

Notes to the Financial Statements (Unaudited).....................................................  6



                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                 March 31, 2004


                        ASSETS
Current assets
Cash                                                               $ 1,843
Employee Advances                                                   13,383
Notes receivable- related parties                                   50,900
Prepaid Expenses                                                   240,000
                                                               -----------
   Total current assets                                            306,126
                                                               -----------

Property and Equipment, net of depreciation (Note 3)                15,389
                                                               -----------
TOTAL ASSETS                                                     $ 321,515
                                                               ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                          $ 59,992
Accrued Salaries                                                 $ 893,333
Related Party Payables (Note 7)                                     47,352
                                                               -----------
   Total current liabilities                                     1,000,677
                                                               -----------
Total liabilities                                                1,000,677
                                                               -----------

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   5,000 shares issued and outstanding                                   5
Common stock, $0.001 par value,
   75,000,000 shares authorized;
   64,860,279 shares issued and outstanding                         64,860
Common stock purchased by employees                               (356,746)
Paid in capital                                                 11,206,610
Deficit accumulated during the development stage               (11,593,892)
                                                               -----------
   Total shareholders' deficiency                                 (679,162)
                                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                   $ 321,515
                                                               ===========



The accompanying notes are an integral part of the interim financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (August 16, 1996) Through March 31, 2004 and
          For The Three Months Ended March 31, 2004 and March 31, 2003




                                     From inception
                                        (August 16,              Three Months Ended
                                      1996) through      -----------------------------------
                                     March 31, 2004      March 31, 2004       March 31, 2003
                                     --------------      --------------       --------------

Investment Income                         $ 170,753                 $ -                  $ -
Other Income                                  3,807                   -                    -
                                            174,560                   -                    -

Expenses
Research and development                  1,566,218               7,870                    0
General and administrative               10,120,690             317,360              530,809
                                     --------------      --------------       --------------
   Total operating expenses              11,686,908             325,230              530,809
                                     --------------      --------------       --------------
Operating loss                          (11,512,348)           (325,230)            (530,809)

Interest income                              17,276                   -                    -

Interest expense                             32,592                 508                    0

Loss on disposal of assets                    2,006                   -                    -

Depreciation and amortization                64,222               1,702                1,309
                                     --------------      --------------       --------------
Net loss from operations              $ (11,593,892)         $ (327,440)          $ (532,118)
                                     ==============      ==============       ==============
Weighted average shares
outstanding                              19,213,794          49,179,168           31,971,612
                                     --------------      --------------       --------------
Net loss per share (Note 1)                 $ (0.60)            $ (0.01)             $ (0.02)
                                     --------------      --------------       --------------




The accompanying notes are an integral part of the interim financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
             From Inception (August 16, 1996) Through March 31, 2004




                                                                    From Inception
                                                                       (August 16,          Three Months Ended
                                                                     1996) through   -------------------------------
                                                                    March 31, 2004   March 31, 2004   March 31, 2003
                                                                    --------------   --------------   --------------
Operating activities
Net loss                                                             $ (11,593,892)      $ (327,440)      $ (532,118)
Plus non-cash charges to earnings:
Depreciation and amortization                                               64,212            1,702            1,457
Common stock issued for services                                         1,957,207          270,000
Expenses paid by third parties                                              57,134                -                -
Contribution of services by officer and employees                          799,154                -                -
Services by officer and employees paid for
     with non-cash consideration                                           327,500          160,000                -
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                  1,775,577                -          159,213
Write-off of organizational costs                                            3,196                -                -
Write-off of zero value investments                                        785,418                -                -
Write-off of leasehold improvements and computer equipment                   2,006                -                -
Compensation costs for stock options and warrants
granted to non-employees                                                 1,205,015                -          140,700
Change in working capital accounts:
   (Increase) decrease in receivables from related parties                 (64,282)           4,618           73,309
(Increase) decrease in prepaid expenses                                   (240,000)        (240,000)               -
   (Increase) decrease in other receivables                               (176,577)                                -
   Increase (decrease) in accounts payable and accrued liabilities       1,053,517           93,982          120,196
                                                                    --------------   --------------   --------------
      Total operating activities                                        (4,044,815)         (37,138)         (37,243)
                                                                    --------------   --------------   --------------
Investing activities
Purchase of equipment                                                      (67,042)                                -
Investment in syringe patent development                                   (10,000)               -                -
Investment in Ives Health Company                                         (251,997)               -                -
Investment in The Health Club                                              (10,000)               -                -
                                                                    --------------   --------------   --------------
      Total investing activities                                          (339,039)               -                -
                                                                    --------------   --------------   --------------
Financing activities
Loans from shareholders                                                     13,907                                 -
Repayment of loans from shareholders                                       (11,369)                                -
Repayments of Promissory Notes                                             190,755           18,751           10,000
Sale of preferred stock for cash:                                            5,000            5,000
Sale of common stock for cash:
   To third-party investors (prior to merger)                              574,477                -                -
   To third-party investors                                              2,935,345                                 -
   From exercise of stock options by third-parties                         524,900           15,000                -
   Less:  Issue Costs                                                     (102,318)               -                -
Convertible debentures issued for cash                                     355,000                -                -
Payment of exclusive license note payable                                 (100,000)               -                -
                                                                    --------------   --------------   --------------
      Total financing activities                                         4,385,697           38,751           10,000
                                                                    --------------   --------------   --------------
Change in cash                                                               1,843            1,613          (27,243)
Cash at beginning of period                                                      -              230           33,721
                                                                    --------------   --------------   --------------
Cash at end of period                                                      $ 1,843          $ 1,843          $ 6,478
                                                                    ==============   ==============   ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                       29,084                -                -
                                                                    --------------   --------------   --------------
Non-cash financing and investing activities:
Common stock issued to founders                                              7,000                -                -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                  300                -                -
Common stock issued in Ives merger                                         346,262                -                -
Common stock subscriptions                                                  69,800                -                -
Capitalized compensation cost for options granted                        1,487,700                -                -
Common stock issued in exchange for promissory note                        676,500                -                -
Common stock issued for payment of debt                                     76,888                -                -
Common stock issued for convertible debentures                             190,660                -                -
Common stock issued for services                                           471,663                -                -
Common stock issued to pay Ives debt                                        27,000                -                -
                                                                    --------------   --------------   --------------





The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                           March 31, 2004 (Unaudited)




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

         On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of March 31, 2004, the Company owed $893,333 pursuant to the employment agreements, of which $33,333 relates to amounts accrued during the three months ended March 31, 2004. The Company has no cash with which to pay its obligations pursuant to the employment agreements. There is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 4, "Other Commitments and Contingencies."

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

Segment Information
         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three month period ended March 31, 2004 and 2003, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2004 and 2003 calculations of loss per share.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(11,833,892) for the period from inception (August 16, 1996) to March 31, 2004, and a net loss of $(567,440) and $(532,118) for the quarters ended March 31, 2004 and 2003, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety needle devices. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Litigation

         On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against Maxxon; Gifford Mabie, the Company's CEO and Director; Dr. Thomas Coughlin, the Company's medical advisor; and Rhonda Vincent, the Company's financial reporting manager. The complaint alleges that from 1997 to 1999, Maxxon and Mr. Mabie made false or misleading statements regarding the Kaufhold syringe, a safety syringe technology that the Company licensed in 1997 and discontinued in late 1999. The complaint also alleges that Maxxon, Mr. Mabie, Dr. Coughlin and Ms. Vincent made false or misleading statements, or failed to disclose information, concerning the status of the Company's application for FDA approval, filed December 10, 2001, of the Rippstein Syringe, a safety syringe technology that the Company licensed in late 1999. The Company and the individual defendants believe that the SEC's charges are without merit and are vigorously defending against the SEC's claims.

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


Note 4 - Other Commitments and Contingencies

Patent Applications for the Company's Retractable Safety Needle Devices
         A U.S. patent application was filed on November 1, 2002 for Company's 3cc. retractable safety syringe and filed a U.S. patent application was filed on November 20, 2002 for the Company's retractable safety blood drawing device. On June 3, 2003, the patent for the retractable safety blood drawing device was published. There is no assurance that a U.S. patent will be issued for the 3cc. retractable safety syringe. The Company has not yet filed applications for foreign patent protection of these devices. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

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

Payments Due Pursuant to Amended Employment Agreements
         As of March 31, 2004, the Company owed its officer and its employees a total of $893,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse effect on the Company's continued operations.

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

         The employment agreements have remained in effect since their inception, automatically renewing bi-annually. The agreements were renewed January 1, 2004 for a period of 2 years. Each agreement can be ended either by Maxxon or by the employee upon 30 days' written notice. Each agreement provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Each employee's salary is accrued by the Company and paid in whole or in part as cash is available.

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


Note 6-           Property and Equipment, Net

         As of March 31, 2004, property and equipment, net of depreciation, consisted of the following amounts:

                                           Useful Life      Amount
                                           ------------ ---------------

 Computer equipment                          5 Years       $32,322.98
      Less: Accumulated Depreciation                       (16,934.13)
                                                        ---------------
                                                            15,388.85
                                                        ---------------

 Furniture and fixtures                      5 Years        17,625.73
      Less: Accumulated Depreciation                       (17,625.73)
                                                        ---------------
                                                                    -
                                                        ---------------
 Total property and equipment,
 net of depreciation                                       $15,388.85
                                                        ===============


Note 7 - Related Party Transactions

         The Company leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2004. The monthly lease payment for the office space is $6,300, for which the Company is obligated with other companies that share the office space. The Company's officer and director and its employees may be officers, directors, employees or shareholders of these other companies. In addition to office space, the Company may share staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of March 31, 2004, Maxxon's receivable for rent and administrative expenses was $50,900. During the quarter ended March 31, 2004, the Company received $4,618 as payment of promissory notes from employees.

         During March 2004, the Company issued Gifford Mabie, its CEO, a total of 2,000,000 shares of restricted common stock.

Note 8 - Equity Transactions

         During January 2004, the Company issued 7,500,000 shares of its common stock to employees and consultants. In connection with the transaction, the Company recorded $110,000 as legal expense and a prepaid expense of $40,000 for accounting and administrative services, of which $10,000 was expensed during the first quarter of 2004.

         During January 2004, an employee exercised 300,000 options at $0.05 per share. The Company received $15,000 in cash from the transaction.

         During February 2004, the Company issued 5,000 shares of its Series A Convertible Preferred Stock to an accredited investor for a total of $5,000 in cash. The shares were sold pursuant to the Company's preferred stock offering.

         During March 2004, the Company issued 14,000,000 shares of restricted common stock to employees and consultants. Included in the shares issued were 2,000,000 shares of restricted common stock to Gifford Mabie, the Company's CEO. The stock was issued pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended and valued at $0.02 per share. The Company recorded a prepaid expense of $280,000 in connection with the transaction, of which $70,000 was expensed during the first quarter of 2004.


Note 9 - Stock Options and Warrants Outstanding

The following tables summarize information about the stock options and warrants outstanding at March 31, 2004:




                                                                                          Average
                         Employee Stock    Non- Employee                                 Exercise
                                Options    Stock Options       Warrants         Total       Price
                      ----------------------------------------------------------------------------
 Balance at 12/31/03          9,000,000        2,800,000      9,049,000    20,849,000       $0.27
 Granted                              -                -              -             -           -
 Exercised                    (300,000)                -              -     (300,000)       $0.05
 Forfeited                            -                -              -             -           -
                      ----------------------------------------------------------------
 Balance at 3/31/04           8,700,000        2,800,000      9,049,000    20,549,000       $0.27
                      ================================================================





                                Options Outstanding                    Options Exercisable
                 -------------------------------------------------  --------------------------
                                                          Weighted                    Weighted
                           Number    Weighted Average      Average          Number     Average
 Range of          Outstanding at           Remaining     Exercise  Exercisable at    Exercise
 Exercise Price           3/31/04    Contractual Life        Price         3/31/04       Price
 -----------------------------------------------------------------  --------------------------
Employees:
 $ .05 to $.50          8,700,000              8.27          $0.10       8,700,000       $0.10

Non-Employees:
 $ .10 to $.50          2,800,000              2.86          $0.32       2,480,000       $0.30

Warrants
 $ .25 to $.50          9,049,000              2.45          $0.41       9,049,000       $0.41
                 -----------------                                 ----------------
                       20,549,000                                       17,749,000
                 =================                                 ================



         Stock Options
         As of March 31, 2004, the Company had outstanding options to purchase up to 8,700,000 shares of its common stock pursuant to the Company's Stock Option Plan. Under the Plan, employees were granted options during January of 1998 to purchase up to 1,000,000 shares of common stock on or before January of 2008 at an exercise price of $0.50 per share and were granted options during January of 2003 to purchase up to 8,000,000 shares of common stock on or before January of 2013 at an exercise price of $0.05 per share. For the quarter ended March 31, 2004, a total of 300,000 options were exercised at an exercise price of $0.05 per share. No Stock Option Plan options were cancelled or forfeited during the period.

         As of March 31, 2004, there were outstanding options for Non-Employees to purchase up to 2,800,000 shares of common stock at exercise prices ranging from $0.10 per share to $0.50 per share. Of the 2,800,000 options outstanding, 800,000 were granted in connection with the Rippstein license during November, 1999 at an exercise price of $0.50 per share and expire during November, 2008. Of his 800,000 options, 480,000 were exercisable as of March 31, 2004. Because the Company has determined not to file a PMA application to obtain FDA approval for the Rippstein Syringe, it is unlikely that the remaining 320,000 options will vest. In January of 2003, 2,000,000 options were granted in January of 2003 in connection with a settlement agreement between the Company and its former investor relations firm. The 2,000,000 shares of common stock are exercisable in increments of 500,000 shares, each at exercise prices ranging from $0.10 per share to $0.40 per share on or before January 6, 2006. During the quarter no non-employee options were issued, cancelled, exercised or forfeited.

         Warrants
         As of March 31, 2004, the Company has outstanding warrants to purchase up to 9,049,000 shares of common stock at exercise prices ranging from $0.25 per share to $0.50 per share that were issued in connection with private sales of securities during 2001 and 2002. Of the 9,049,000 warrants outstanding, 5,449,000 warrants are exercisable at $0.50 per share on or before December 31, 2005 and 3,600,000 warrants are exercisable at $0.25 per share on or before December 31, 2007. For the year quarter ended March 31, 2004, no warrants were issued, cancelled, exercised or forfeited.


Note 10 - Subsequent Events

         Effective April 21, 2004, the Company issued 2,070,000 shares of its common stock pursuant to the exercise of stock options at $0.05 per share. The Company received $103,500 in cash from the transactions.

         Effective April 21, 2004 the Company has entered an agreement with it's sole Preferred shareholder to convert those preferred shares to common stock.

Amendment to Agreement to manufacture Maxxon's 3cc Retractable Safety Syringe
         On April 21, 2004, the Company and Globe Medical Tech, Inc. amended the Manufacturing Agreement dated November 13, 2003. The amendments are limited to the scope of services and compensation portions of the Manufacturing Agreement. All other terms of the agreement shall continue in full force and effect. The Company, upon the execution of this amendment, paid $50,000 to Globe for the production of soft molds and 1,500 3cc Maxxon Safety Syringe samples.

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

ABOUT THE COMPANY

         We are a development-stage company that is principally engaged in the design and development of safety medical devices intended to reduce the risk of accidental needle stick injuries among health care workers. We presently do not have any products for sale. We have designed a retractable safety syringe and a retractable safety blood drawing device. We plan to bring these products to market either by licensing them to established medical device manufacturers, distributors and/or marketers, or by entering into joint development or similar collaboration arrangements. On November 13, 2003 we entered into an agreement with Globe Medical Tech, Inc. to manufacture our retractable safety syringe at Globe's manufacturing facilities in China. The agreement is subject to us raising $1.4 million to fund the project. On April 26, 2004 we announced that Globe agreed to begin production of our 3cc. safety syringe on a limited basis. The November 13, 2003 agreement was amended to reduce our initial capital expenditure to approximately $50,000, which we have paid. Globe has agreed to produce one set of soft molds and an initial production run of up to 1,500 safety syringes to be used for testing, mold design verification, and to file for regulatory approvals in the U.S. and in selected Latin American countries. See "Status of Our Safety Needle Devices", below.

         It could take a significant amount of time, even years, before our products can be sold. Globe may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our products will also require FDA approval before they can be sold in the United States, a process that is time-consuming and costly, with no guarantee of approval. Our products may also require similar regulatory approvals in other countries. In addition, we may need to establish other collaborative arrangements for the manufacturing, marketing and distribution of our products. The activities described above will also require a significant amount of capital, which we may not be successful in obtaining. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

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

                  Safety Syringe

                  Our retractable safety syringe is designed so that after an injection has been given, the user applies pressure on the plunger, which causes the needle to automatically and fully retract into the body of the syringe. The safety syringe is designed to accommodate any standard sized needle and the vacuum, which causes the needle to retract, is created at the time of use.

                  Safety Blood Drawing Device

                  Our retractable safety blood drawing device is designed so that after blood has been taken, a special vacuum tube is attached to the needle, which causes the needle to automatically and fully retract into the tube. The needle seals in place rendering it harmless and inoperable.

STATUS OF OUR SAFETY NEEDLE DEVICES

         Our retractable safety needle devices are in the development stage. Our efforts have been focused and will continue to be focused on the retractable safety syringe. On April 26, 2004 we announced that Globe Medical Tech, Inc. of Houston, Texas agreed to begin production of our 3cc. safety syringe on a limited basis. Globe agreed to produce one set of soft molds and an initial production run of up to 1,500 safety syringes to be used for testing, mold design verification, and to file for regulatory approvals in the U.S. and in selected Latin American countries. The Manufacturing Agreement dated November 13, 2003 was amended to reduce our initial capital expenditure to approximately $50,000, which we paid to Globe. Globe estimates that the first safety syringes from the initial production run could be delivered as early as July 2004.

         Globe plans to assist us in preparing and filing for approval in selected Latin American countries. Effective March 1, 2004, Globe was granted a non-exclusive license to market and distribute our 3cc. safety syringe to hospitals in Latin and South America.

         We are seeking $1.4 million in capital to fund the November 13, 2003 manufacturing agreement with Globe. If we are successful in raising the capital, Globe plans to manufacture up to 10,000,000 of Maxxon's retractable safety syringes, packaged and sterilized, at their manufacturing facilities in China. Globe estimates the production capacity at their China plant to be approximately 2,000,000 syringes per month. The manufacturing agreement is subject to us raising $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of FDA approval for the syringe, and 25% will be due after receiving the syringes.

         We plan to pursue additional manufacturing, marketing and distribution arrangements ("collaborative arrangements") for our 3cc retractable safety syringe in the U.S. and elsewhere. We are presently seeking the capital necessary to fund the manufacturing agreement with Globe and to pursue additional collaborative arrangement; however, there is no assurance that we will be successful in raising sufficient capital on acceptable terms, if at all. Even if we are successful in raising the capital, it could take a significant amount of time, if not years, before we are able to sell our products. Our products will require regulatory approval by the FDA before they can be sold in the U.S. and similar regulatory approvals may be required before our products can be sold in other countries. In addition, we may need to establish additional collaborative arrangements for the manufacturing, marketing and distribution of our products in the U.S. and in other countries. We may not be successful in obtaining the necessary regulatory approvals or in establishing the collaborative arrangements necessary to manufacture, market and distribute our products. Our products may not be commercially viable or accepted in the marketplace. See "RISK FACTORS".

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

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

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

         During the first quarter of 2004, we incurred about $7,800 in development expenses that related to patent work for our retractable safety syringe. Our general and administrative expenses of $327,440 consisted mainly of non-cash charges, including approximately $100,000 for accrued salaries pursuant to employment agreements, $120,000 for legal services related primarily to the defense of the SEC complaint, $25,000 for accounting and financial reporting services, $55,000 for operating costs, including personnel, accrued rent, and online services; and $2,000 for depreciation. The legal fees and personnel costs for the first quarter of 2004 were paid with Company common stock.

         During the first quarter of 2003, our general and administrative expenses of $528,489 consisted mainly of non-cash charges, including approximately (a) $100,000 for accrued salaries and expenses pursuant to employment agreements, (b) $160,000 of amortized consulting expenses, (c) $140,700 for the settlement of a dispute with an investor relations firm, (d) $73,000 for an allowance of doubtful accounts, and (e) approximately $25,000 for operating costs, including personnel, accrued rent and online services; and $2,000 for depreciation. The consulting expenses and dispute settlement during the first quarter of 2003 were paid with Company common stock.

                                  RISK FACTORS

         You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

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

We Require Substantial Additional Capital To Commercialize Our Retractable Safety Needle Devices. We May Have Difficulty Raising Capital When We Need It, Or At All. Raising Such Capital May Dilute Stockholder Value. If We Are Unable To Raise Capital, We May Be Required To Limit Or Cease Our Operations, Or Otherwise Modify Our Business Strategy.

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

If The Shareholders Do Not Approve The Amendment To Increase The Number of Authorized Common Shares, Then We May Be Unable To Raise Additional Capital. If We Are Unable To Raise Capital, Then We May Be Required To Limit Or Cease Our Operations, Or Otherwise Modify Our Business Strategy.

         We require significant addition funding to continue to develop, to obtain approvals for and to commercialize our retractable safety needle devices. We cannot continue to operate longer than twelve months without immediate additional funding. Because we do not currently generate any cash from operations and have no credit facilities in place or available, the only means of funding our development, approval and commercialization efforts is through the sale of our common stock.

         As of April 30, 2004, we had 66,930,279 shares of our common stock issued and outstanding. If all currently outstanding stock options and warrants were exercised, the total number of outstanding shares would be 85,709,279. We currently only have 75,000,000 shares of common stock authorized.

         Our Board has approved an amendment to our Articles of Incorporation to increase the authorized number of shares of common stock from 75,000,000 to 250,000,000. The additional authorized shares would have the same rights and privileges as the common stock presently outstanding. Holders of common stock have no preemptive rights to subscribe for any additional common stock of the Company. The amendment is subject to shareholder approval.

         We have filed an amended preliminary notice and proxy statement that outlines the details of the proposed increase to our authorized number of shares, plus additional items of business to be voted upon at the shareholders meeting. We anticipate having the shareholders meeting in June or July of 2004. The date of the meeting will be determined after all SEC review comments related to our preliminary proxy materials have been cleared.

         If the shareholders do not approve the proposed amendment, then we will be unable raise sufficient additional capital to fund our commercialization activities. We may then be required to limit or cease our operations, or otherwise modify our business strategy, which could materially harm our future business prospects.

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

If We Do Not Obtain FDA Approval For Our Safety Needle Devices, Then Our Future Prospects Could Be Harmed.

         Our retractable safety syringe and our retractable safety blood drawing device will require FDA approval before they can be sold in the United States, which is our primary target market. We have not yet applied for or received FDA approval for our retractable safety syringe or our retractable safety blood drawing device. We attempted to obtain FDA approval through a 510k premarket notification ("510k") for a previous syringe design (referred to as the "Rippstein Syringe"). In December 2002, approximately one year after filing the 510(k), the FDA determined that a premarket approval application ("PMA") would be required instead of the 510(k). We decided not to pursue FDA approval of the Rippstain Syringe through a PMA because of the added cost and expense associated with a PMA.. Based upon this previous experience, there is no assurance that our safety needle devices will qualify for the FDA's 510(k) premarket notification approval process.

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

If We Are Not Able To Enter Into Manufacturing Arrangements For Our Safety Needle Devices Then Our Future Prospects Could Be Harmed.

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

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future And By the Common Stock We Have Issued Or Will Issue In The Future.

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

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the first quarter of 2004, the Company issued 14,000,000 shares of its restricted common stock to pay certain obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         Our Board has approved an amendment to our Articles of Incorporation to increase our authorized number of shares of common stock from 75,000,000 shares to 250,000,000 shares. The additional authorized shares would have the same rights and privileges as the common stock presently outstanding. The proposed increase is subject to shareholder approval. If the amendment is approved, the shares can be issued without further action of the shareholders. If and when, and to the extent that, the additional authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

The Loss Of The Services Of Our Product Designers And Our Employees Could Have A Material Adverse Effect On Our Business.

         Our retractable safety needle devices were designed by the DESIGNPRO, LLC, formerly Genesis Design Group of Simi Valley, California and Dr. Thomas Coughlin, Jr., our medical advisor. The loss of the services of DESIGNPRO and/or Dr. Coughlin and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. We are also dependent upon the services of our officer and employees. We are presently in default of employment agreements and there is no assurance that the individuals subject to such agreements will continue to serve without being paid. The loss of the services of these key personnel or the inability to retain such experienced personnel could have a material adverse effect on our ability to continue operating.

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

If We Cannot Generate Adequate, Profitable Sales Of Our Planned Products, We Will Not Be Successful

         In order to succeed as a company, we must develop commercially viable products and sell adequate quantities at a high enough price to generate a profit. We may not accomplish these objectives. Even if we succeed in developing a commercially viable product, a number of factors may affect future sales of our product. These factors include:

o    Whether we will be successful in obtaining FDA approval in the future;
o Whether physicians, patients and clinicians accept our product as a viable, safe alternative to the standard medical syringe;
o    Whether the cost of our product is competitive in the medical  marketplace;
     and
o Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves

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

We Have A History Of Losses And Expect Future Losses

         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of March 31, 2004, we had accumulated a deficit of approximately $11.3 million. There is no assurance that our safety syringe will be commercially viable. There is no assurance that we will generate revenue from the sale of the safety syringe or that we will achieve or maintain profitable operations.

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

Although We Believe That Our System Of Disclosure Controls And Internal Controls Over Financial Reporting Are Adequate, Such Controls Are Subject To Inherent Limitations.

          Although we believe that our system of disclosure controls and internal controls over financial reporting are adequate, we can not assure you that such controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As Our Only Director, Mr. Mabie Has The Ability To Unilaterally Make Business Decisions For Us. Because We Have Only One Director, There Are No Procedures In Place To Resolve Potential Conflicts And To Evaluate Related Party Transactions That Are Typically Reviewed By Independent Directors.

         As the only director, Mr. Mabie has the ability to unilaterally make business decisions on our behalf. Because we do not maintain officer and director liability insurance and because the cost of obtaining such coverage is prohibitive, we do not expect to be able to attract any independent directors. Because we have only one director, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

We Do Not Expect To Pay Dividends

         We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

Item 3.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer (who is also our principal financial officer) concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action.

         See "RISK FACTORS" for a discussion of the inherent limitations of any system of controls and procedures.


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against Maxxon; Gifford Mabie, the Company's CEO and Director; Dr. Thomas Coughlin, the Company's medical advisor; and Rhonda Vincent, the Company's financial reporting manager. The complaint alleges that from 1997 to 1999, Maxxon and Mr. Mabie made false or misleading statements regarding the Kaufhold syringe, a safety syringe technology that the Company licensed in 1997 and discontinued in late 1999. The complaint also alleges that Maxxon, Mr. Mabie, Dr. Coughlin and Ms. Vincent made false or misleading statements, or failed to disclose information, concerning the status of the Company's application for FDA approval, filed December 10, 2001, for the Rippstein Syringe, a safety syringe technology that the Company licensed in late 1999. The Company and the individual defendants believe the claims are without merit and are vigorously defending against them.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Transactions for the three months ended March 31, 2004 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 8. "Equity Transactions."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          10.1 Amendment to Manufacturing Agreement between Maxxon, Inc and Globe Medical Tech, Inc. Dated April 21, 2004

          32.1 Certification of Chief Executive Officer (and Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Thomas R. Coughlin, Jr. Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 17, 2004