Form 10QSB
period 2004-06-30
MAXXON INC
filed 2004-08-16
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


     X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                                       OR

             Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition Period from ___________ to____________


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

                  Nevada                                   73-1526138
-------------------------------------------         ----------------------------
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

Yes  [X]          No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 74,072,279 shares of Common Stock, $0.001 par value, outstanding as of August 13, 2004.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at June 30, 2004 (Unaudited)................................... 3

Statements of Operations For The Period From Inception
(October 6, 1998) to June 30, 2004 And For The Three Months
and Six Months Ended June 30, 2004 and 2003 (Unaudited).....................  4

Statements of Cash Flows For The Period From Inception
(October 6, 1998) to June 30, 2004 And For The Six months
Ended June 30, 2004 and 2003 (Unaudited)....................................  5

Notes to the Financial Statements (Unaudited)...............................  6

                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                            June 30, 2004 (Unaudited)


                        ASSETS                                    (UNAUDITED)
Current assets
Cash                                                               $ 56,295
Employee Advances                                                    13,343
Notes receivable- related parties                                    50,900
Prepaid Expenses                                                    160,000
                                                                 ----------
   Total current assets                                             280,538
                                                                 ----------

Property and Equipment, net of depreciation (Note 3)                 13,773
                                                                 ----------

TOTAL ASSETS                                                      $ 294,310
                                                                 ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                           $ 68,566
Accrued Salaries                                                  $ 913,333
Related Party Payables (Note 7)                                       9,738
                                                                 ----------
   Total current liabilities                                        991,637
                                                                 ----------
Total liabilities                                                   991,637
                                                                 ----------

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                       -
Common stock, $0.001 par value,
   75,000,000 shares authorized;
   71,072,279 shares issued and outstanding                          71,072
Common stock purchased by employees                                (356,746)
Paid in capital                                                  11,466,803
Deficit accumulated during the development stage                (11,878,456)
                                                                 ----------
   Total shareholders' deficiency                                  (697,327)
                                                                 ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                    $ 294,310
                                                                 ==========



The accompanying notes are an integral part of the interim financial statements.


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (August 16, 1996) Through June 30, 2004 and
                    For The Three Months and Six Months Ended
                  June 30, 2004 and June 30, 2003 (Unaudited)




                                    From inception
                                       (August 16,           Three Months Ended                    Six Months Ended
                                     1996) through     ------------------------------      -------------------------------
                                     June 30, 2004     June 30, 2004    June 30, 2003      June 30, 2004     June 30, 2003
                                      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                    --------------     -------------    -------------      -------------     -------------


Investment Income                        $ 170,753               $ -              $ -                $ -               $ -
Other Income                                 3,857                50                -                 50                 -
                                    --------------     -------------    -------------      -------------     -------------
                                           174,610                50                -                 50                 -
                                    --------------     -------------    -------------      -------------     -------------
Expenses
Research and development                 1,628,348            62,130                0             70,000                 0
General and administrative              10,341,557           220,867          530,809            538,227           856,049
                                    --------------     -------------    -------------      -------------     -------------
   Total operating expenses             11,969,905           282,997          530,809            608,227           856,049
                                    --------------     -------------    -------------      -------------     -------------
Operating loss                         (11,795,295)         (282,947)        (530,809)          (608,177)         (856,049)
                                    --------------     -------------    -------------      -------------     -------------
Interest income                             17,276                 -                -                  -                 -
                                    --------------     -------------    -------------      -------------     -------------
Interest expense                            32,593                 -                0                509                 0
                                    --------------     -------------    -------------      -------------     -------------
Loss on disposal of assets                   2,006                 -                -                  -                 -
                                    --------------     -------------    -------------      -------------     -------------
Depreciation and amortization               65,838             1,616            1,309              3,318            11,002
                                    --------------     -------------    -------------      -------------     -------------
Net loss from operations             $ (11,878,456)       $ (284,563)      $ (532,118)        $ (612,004)       $ (867,051)
                                    ==============     =============    =============      =============     =============
Weighted average shares
outstanding                             20,852,355        68,496,675       31,971,612         58,804,301        32,016,190
                                    --------------     -------------    -------------      -------------     -------------

Net loss per share (Note 1)                $ (0.57)          $ (0.00)         $ (0.02)           $ (0.01)          $ (0.03)
                                    --------------     -------------    -------------      -------------     -------------




The accompanying notes are an integral part of the interim financial statements.



                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
       From Inception (August 16, 1996) Through June 30, 2004 (Unaudited)



                                                                    From Inception
                                                                       (August 16,           Six Months Ended
                                                                     1996) through    ------------------------------
                                                                     June 30, 2004    June 30, 2004    June 30, 2003
                                                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                                    --------------    -------------    -------------

Operating activities
Net loss                                                             $ (11,878,456)      $ (612,004)      $ (867,051)
Plus non-cash charges to earnings:
Depreciation and amortization                                               65,828            3,318           11,149
Common stock issued for services                                         2,117,207          430,000           68,400
Expenses paid by third parties                                              57,134                -                -
Contribution of services by officer and employees                          799,154                -                -
Services by officer and employees paid for
     with non-cash consideration                                           167,500                                 -
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                  1,775,577                -          288,959
Allowance for doubtful accounts                                                  -                           128,961
Write-off of organizational costs                                            3,196                -                -
Write-off of zero value investments                                        785,418                -                -
Write-off of leasehold improvements and computer equipment                   2,006                -                -
Compensation costs for stock options and warrants
granted to non-employees                                                 1,205,015                -           72,300
Change in working capital accounts:
   (Increase) decrease in receivables from related parties                 (68,900)
   (Increase) decrease in prepaid expenses                                (160,000)        (160,000)         (11,000)
   (Increase) decrease in other receivables                               (176,577)                                -
   Increase (decrease) in accounts payable and accrued liabilities       1,044,479           84,944          246,810
                                                                    --------------    -------------    -------------
      Total operating activities                                        (4,261,419)        (253,742)         (61,472)
                                                                    --------------    -------------    -------------
Investing activities
Purchase of equipment                                                      (67,042)                                -
Investment in syringe patent development                                   (10,000)               -                -
Investment in Ives Health Company                                         (251,997)               -                -
Investment in The Health Club                                              (10,000)               -                -
                                                                    --------------    -------------    -------------
      Total investing activities                                          (339,039)               -                -
                                                                    --------------    -------------    -------------
Financing activities
Loans from shareholders                                                     18,565                                 -
Repayment of loans from shareholders                                        (6,712)           4,658                -
Repayments of Promissory Notes                                             190,754           18,750           34,000
Sale of preferred stock for cash:                                                -
Sale of common stock for cash:
   To third-party investors (prior to merger)                              574,477                -                -
   To third-party investors                                              2,935,345                                 -
   From exercise of stock options                                          796,300          286,400                -
   Less:  Issue Costs                                                     (102,318)               -                -
Convertible debentures issued for cash                                     355,000                -                -
Payment of exclusive license note payable                                 (100,000)               -                -
                                                                    --------------    -------------    -------------
      Total financing activities                                         4,661,411          309,808           34,000
                                                                    --------------    -------------    -------------
Change in cash                                                              60,953           56,065          (27,472)
Cash at beginning of period                                                      -              230           33,721
                                                                    --------------    -------------    -------------
Cash at end of period                                                     $ 60,953         $ 56,295          $ 6,249
                                                                    ==============    =============    =============

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                       29,084                -                -
                                                                    --------------    -------------    -------------

Non-cash financing and investing activities:
Common stock issued to founders                                              7,000                -                -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                  300                -                -
Common stock issued in Ives merger                                         346,262                -                -
Common stock subscriptions                                                  69,800                -                -
Capitalized compensation cost for options granted                        1,487,700                -                -
Common stock issued in exchange for promissory note                        676,500                -                -
Common stock issued for payment of debt                                     76,888                -                -
Common stock issued for convertible debentures                             190,660                -                -
Common stock issued for services                                           471,663                -                -
Common stock issued to pay Ives debt                                        27,000                -                -
                                                                    --------------    -------------    -------------




The accompanying notes are an integral part of the interim financial statements.

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                            June 30, 2004 (Unaudited)




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

         On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of June 30, 2004, the Company owed $913,333 pursuant to the employment agreements, of which $120,000 relates to amounts accrued during the six months ended June 30, 2004. The Company has no cash with which to pay its obligations pursuant to the employment agreements. There is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 4, "Other Commitments and Contingencies."

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

Segment Information
         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the six month period ended June 30, 2004 and 2003, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2004 and 2003 calculations of loss per share.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(11,878,456) for the period from inception (August 16, 1996) to June 30, 2004, and a net loss of $(612,004) and $(867,051) for the six months ended June 30, 2004 and 2003, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety needle devices. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 4 - Other Commitments and Contingencies

Patent Applications for the Company's Retractable Safety Needle Devices
-----------------------------------------------------------------------
     A U.S. patent application was filed on November 1, 2002 for Company's 3cc retractable safety syringe and there is no assurance that a U.S. patent will be issued for the 3cc retractable safety syringe. A U.S. patent application was filed on November 20, 2002 for the Company's retractable safety blood drawing device and on June 3, 2003, the patent for the retractable safety blood drawing device was published. The Company has not yet filed applications for foreign patent protection of these devices. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

Manufacturing Agreement for Maxxon's 3cc Retractable Safety Syringe
----------------------------------------------------------------
         On November 13, 2003, the Company entered into an agreement with Globe Medical Tech, Inc. to manufacture Maxxon's 3cc retractable safety syringe with locking mechanism at Globe's manufacturing facilities in China. Globe's responsibilities will include production mold, product development assistance and validation of the initial assembly process, all product testing, test data and prototype product samples for submission to the FDA for approval. Globe agreed to produce 10,000,000 of Maxxon's retractable safety syringes, packaged and sterilized, for $1.4 million. Globe's production capacity at their China plant is approximately 2,000,000 syringes per month. Globe estimates that production molds will be completed 6-8 weeks after the project begins. The proposal is subject to Maxxon raising the $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of the FDA approval for the syringe, and 25% will be due after receiving the syringes. The Company is presently seeking the capital necessary to begin the project, however there is no assurance that the Company will raise the capital on acceptable terms, if at all.

Amendment to Agreement to manufacture  Maxxon's 3cc  Retractable  Safety Syringe
--------------------------------------------------------------------------------
    On April 21, 2004, the Company and Globe Medical Tech, Inc. amended the Manufacturing Agreement dated November 13, 2003. Pursuant to the amendment, Globe will produce one set of molds and up to 1,500 safety syringes.All other terms of the agreement shall continue in full force and effect.

Payments Due Pursuant to Amended Employment Agreements
------------------------------------------------------
         As of June 30, 2004, the Company owed its officer and its employees a total of $913,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse effect on the Company's continued operations.

Amended Employment Agreements
-----------------------------
         On August 8, 2001, the Company entered into written amended employment agreements with Gifford Mabie, our sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, our employees. The material terms of these agreements are substantially the same, except that Mr. Mabie's agreement states he will not compete with the Company for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable.

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


Note 6-           Property and Equipment, Net

         As of June 30, 2004, property and equipment, net of depreciation, consisted of the following amounts:

                                                    Useful Life
                                                                      Amount
                                                    ------------ ---------------

         Computer equipment                           5 Years       $32,322.98
             Less: Accumulated Depreciation                         (18,550.28)
                                                                 ---------------
                                                                     13,772.70
                                                                 ---------------

         Furniture and fixtures                       5 Years        17,625.73
             Less: Accumulated Depreciation                         (17,625.73)
                                                                 ---------------
                                                                             -
                                                                 ---------------

              Total property and equipment, net of depreciation     $13,772.70
                                                                 ===============

Note 7 - Related Party Transactions

         The Company leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2004. The monthly lease payment for the office space is $6,300, for which the Company is obligated with other companies that share the office space. The Company's officer and director and its employees may be officers, directors, employees or shareholders of these other companies. In addition to office space, the Company may share staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of June 30, 2004, Maxxon's receivable for rent and administrative expenses was $50,900. Subsequent to June 30, 2004, the receivable of $50,900 was paid in full.

     During the six months ended June 30, 2004, the Company received $4,658 as payment of promissory notes from employees.

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

         During February 2004, the Company issued 5,000 shares of its Series A Convertible Preferred Stock to an accredited investor for a total of $5,000 in cash. The shares were sold pursuant to the Company's preferred stock offering. Effective April 21, 2004 the Company entered an agreement with it's sole Preferred shareholder to convert those preferred shares to 100,000 shares common stock.

         During March 2004, the Company issued 14,000,000 shares of restricted common stock to employees and consultants. Included in the shares issued were 2,000,000 shares of restricted common stock to Gifford Mabie, the Company's CEO. The stock was issued pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended and valued at $0.02 per share. At June 30, 2004 the Company has an unamortized prepaid expense of $160,000, in connection with that issue.

         During the second quarter, the Company issued 6,512,000 shares of its common stock, pursuant to the exercise of various stock options and warrants. The Company received $286,400 in cash from those transactions.

Note 9 - Stock Options and Warrants Outstanding

The following tables summarize information about the stock options and warrants outstanding at June 30, 2004:


                                     Employee           Non-          Warrants               Total      Average
                                                    Employee                                           Exercise
                                Stock Options  Stock Options                                              Price
                                -------------- -------------- ----------------- ------------------- ------------
      Balance at 12/31/03           9,000,000      2,800,000         9,049,000          20,849,000        $0.27
      Granted                               -              -                 -                   -            -
      Exercised                   (4,270,000)      (800,000)       (1,442,000)         (6,512,000)        $0.04
      Forfeited                             -              -                 -                   -            -
                                -------------- -------------- ----------------- -------------------
      Balance at 6/30/04            4,730,000      2,000,000         7,607,000          14,337,000        $0.31
                                ============== ============== ================= ===================




                            Options & Warrants Outstanding                     Exercisable
                  ----------------------------------------------------
Range of          Number         Weighted          Weighted Average     Number          Weighted
                                 Average                                                Average
                  Outstanding    Remaining                             Exercisable at   Exercise
Exercise Price    at 6/30/04     Contractual Life  Exercise Price      6/30/04          Price
----------------- -------------- ----------------- ------------------- ---------------- -----------
Employees:
$ .05 to $.50         4,730,000              7.54               $0.15        4,730,000       $0.15
Non-Employees:
$ .05 to $.50         2,000,000              3.05               $0.23        1,680,000       $0.18
Warrants
$ .25 to $.50         7,607,000              2.07               $0.43        7,607,000       $0.43
                  --------------                                       ----------------
                     14,337,000                                             14,017,000
                  ==============                                       ================



         Stock Options
         -------------
         As of June 30, 2004, the Company had outstanding options to purchase up to 6,730,000 shares of its common stock pursuant to the Company's Stock Option Plan. Under the Plan, employees were granted options during January of 1998 to purchase up to 1,000,000 shares of common stock on or before January of 2008 at an exercise price of $0.50 per share and were granted options during January of 2003 to purchase up to 8,000,000 shares of common stock on or before January of 2013 at an exercise price of $0.05 per share. For the six months ended June 30, 2004, a total of 4,270,000 options were exercised at an exercise price of $0.05 per share. No Stock Option Plan options were cancelled or forfeited during the period.

         As of June 30, 2004, there were outstanding options for Non-Employees to purchase up to 2,000,000 shares of common stock at exercise prices ranging from $0.05 per share to $0.50 per share. Of the 2,000,000 options outstanding, 800,000 were granted in connection with the Rippstein license during November, 1999 at an exercise price of $0.50 per share and expire during November, 2008. Of his 800,000 options, 480,000 were exercisable as of June 30, 2004. Because the Company has determined not to file a PMA application to obtain FDA approval for the Rippstein Syringe, it is unlikely that the remaining 320,000 options will vest. In January of 2003, 2,000,000 options were granted in connection with a settlement agreement between the Company and its former investor relations firm. The 2,000,000 shares of common stock were exercisable in increments of 500,000 shares, each at exercise prices ranging from $0.10 per share to $0.40 per share on or before January 6, 2006. Effective April 23, 2004 the Directors reset the option price to $.05 on 1,200,000 options and $.001 on

800,000 options. The 800,000 options were exercised during the period, with no additional options issued, cancelled or forfeited during the period.

         Warrants
         --------
         As of June 30, 2004, the Company has outstanding warrants to purchase up to 7,607,000 shares of common stock at exercise prices ranging from $0.25 per share to $0.50 per share that were issued in connection with private sales of securities during 2001 and 2002. Of the 7,607,000 warrants outstanding, 5,457,000 warrants are exercisable at $0.50 per share on or before December 31, 2005 and 2,150,000 warrants are exercisable at $0.25 per share on or before December 31, 2007. During the second quarter, the Company offered its warrant holders a reduced strike price for a limited period of time. Pursuant to that offer, 1,442,000 warrants were exercised generating $72,100 in cash to the Company. No warrants were issued, cancelled or forfeited during the period.


Note 10 -         Subsequent Events

         On August 6, 2004 the Company issued 3,000,000 shares of its common stock as payment for legal expenses. The stock was valued at $0.045 per share.

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

ABOUT THE COMPANY
         We are a development-stage company that is principally engaged in the design and development of safety medical devices intended to reduce the risk of accidental needle stick injuries among health care workers. We presently do not have any products for sale. We have designed a retractable safety syringe and a retractable safety blood drawing device. We plan to bring these products to market either by licensing them to established medical device manufacturers, distributors and/or marketers, or by entering into joint development or similar collaboration arrangements. On November 13, 2003 we entered into an agreement with Globe Medical Tech, Inc. to manufacture our retractable safety syringe at Globe's manufacturing facilities in China. The Manufacturing Agreement, which contemplates large-scale production of up to 10,000,000 safety syringes, is subject to Maxxon raising $1.4 million in stages.Maxxon is still seeking the $1.4 million to fund the Manufacturing Agreement. On April 26, 2004 we announced that Globe agreed to begin production of our 3cc. safety syringe on a limited basis by producing one set of molds and an initial production run of up to 1,500 safety syringes. Globe now expects that the first safety syringes from the limited production run could be delivered to Maxxon as early as the end of September, 2004. The safety syringes produced from the limited production run are expected to be used for testing, for mold design verification, as product samples, and to collect data for regulatory approvals in the U.S. and in selected Latin American countries. See "Status of Our Safety Needle Devices", below.

         Assuming we are successful in raising the $1.4 million to fund the Manufacturing Agreement, it could take a significant amount of time, even years, before our products can be sold. Globe may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required, and Globe may encounter delays or engineering issues which may delay or prevent large-scale production. Our products will also require FDA approval before they can be sold in the United States, a process that is time-consuming and costly, with no guarantee of approval. Our products will also require similar regulatory approvals in other countries. In addition, we may need to establish other collaborative arrangements for the manufacturing, marketing and distribution of our products. The activities described above will also require a significant amount of capital, which we do not have and may not be successful in obtaining. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

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

                  Retractable Safety Syringe
                  --------------------------
                  Our retractable safety syringe is designed so that after an injection has been given, the user applies pressure on the plunger, which causes the needle to automatically and fully retract into the body of the syringe. The safety syringe is designed to accommodate any standard sized needle and the vacuum, which causes the needle to retract, is created at the time of use.

                  Retractable Safety Blood Drawing Device
                  ---------------------------------------
                  Our retractable safety blood drawing device is designed so that after blood has been taken, a special vacuum tube is attached to the needle, which causes the needle to automatically and fully retract into the tube. The needle seals in place rendering it harmless and inoperable.

STATUS OF OUR SAFETY NEEDLE DEVICES

         Our retractable safety needle devices are in the development stage. Our efforts have been focused and will continue to be focused on the retractable safety syringe. On April 26, 2004 we announced that Globe Medical Tech, Inc. of Houston, Texas agreed to begin production of our 3cc. safety syringe on a limited basis. On August 16, 2004 we announced that Globe now expects the first safety syringes from the limited production run to be delivered to Maxxon as early as the end of September, 2004. Globe, after evaluating its CAD/CAM designed parts for the prototype syringe, and with a view towards efficient large-scale manufacturing, is making design changes that should take approximately 2-3 weeks to complete. Thereafter, Globe anticipates producing the single cavity molds and a limited production run of up to 1,500 safety syringes, which should take approximately 4-6 weeks to complete. The safety syringes produced from the limited production run are expected to be used for testing, for mold design verification, as product samples, and to collect data for regulatory approvals in the U.S. and in selected Latin American countries.


         Globe plans to assist us in preparing and filing for approval in selected Latin American countries. Effective March 1, 2004, Globe was granted a non-exclusive license to market and distribute our 3cc. safety syringe to hospitals in Latin and South America. Globe can not begin marketing or distributing our safety syringe until the syringe is approved for sale in Latin and South America, which may not occur. Globe also can not sell our safety syringe until Globe begins large scale manufacturing pursuant to the November 13, 2003 Manufacturing Agreement, which may not occur. See "RISK FACTORS."

         We are seeking $1.4 million in capital to fund the November 13, 2003 Manufacturing Agreement with Globe. If we are successful in raising the capital, Globe plans to manufacture up to 10,000,000 of Maxxon's retractable safety syringes, packaged and sterilized, at their manufacturing facilities in China. Globe estimates the production capacity at their China plant to be approximately 2,000,000 syringes per month. The manufacturing agreement is subject to us raising $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of FDA approval for the syringe, and 25% will be due after receiving the syringes. We may not be successful in raising the capital required by the Manufcturing Agreement when needed or at all. Globe may encounter unexpected delays and/or engineering issues related to manufacturing the safety syringe which may delay or even prevent large-scale production as contemplated by the Manufacturing Agreement. Any unexpected delays and/or engineering issues could have an adverse effect on our business. See "RISK FACTORS."

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

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

         As of June 30, 2004, the Company had approximately $50,000 in cash, which is not sufficient to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1.4 million will be required pursuant to the Manufacturing Agreement with Globe ., and approximately $600,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. We will require additional funds for pending litigation, although we can not estimate with certainty how much will be required. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities in place or available, the only means of funding our development, approval and commercialization efforts is through the sale of our common stock. We presently have 75,000,000 shares of common stock authorized, of which 74,072,279 shares are issued and outstanding. Our Board has approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 75,000,000 shares to 250,000,000 shares, subject to shareholder approval. Although we expect to have a meeting of shareholders in late September or October of 2004 to vote on the increase, we must first obtain clearance from the SEC to file a definitive proxy materials. We have filed preliminary proxy materials and have received SEC comments, which we are working to address. We may not, however, receive clearance to file definitive proxy materials in a timely manner or at all. If such clearance is not received, or if it is received and the shareholders do not approve the amendment, then our ability to raise additional capital to fund present and future commitments will be adversely affected, and we will have to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

         We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, which are more fully described in "RISK FACTORS", there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reducedand stockholders will experience additional dilution. The equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we will be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

         During the six months ended June 30, 2004, we incurred about $70,000 in development expenses for our retractable safety syringe and the related prototype. Our general and administrative expenses of

$538,227 consisted mainly of non-cash charges, including approximately $200,000 for accrued salaries pursuant to employment agreements, $152,000 for legal services related primarily to the defense of the SEC complaint, $55,000 for accounting and financial reporting services, $128,000 for operating costs, including personnel, accrued rent, insurance and online services; and $3,300 for depreciation. The legal fees and personnel costs for the period were paid with Company common stock. See "Notes to Financial Statements."

         During the six months ended June 30, 2003, our general and administrative expenses of $856,049 consisted mainly of non-cash charges, including approximately (a) $203,000 for accrued salaries and expenses pursuant to employment agreements, (b) $148,300 of amortized consulting expenses, (c) $140,700 for the settlement of a dispute with an investor relations firm, (d) $128,900 for an allowance of doubtful accounts, (e) $118,000 for legal services;
(f) approximately $106,000 for operating costs, including personnel, accrued rent and online services; and $11,000 for depreciation. The consulting expenses and dispute settlement during the period were paid with Company common stock.


                                  RISK FACTORS

         You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

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

         We require an estimated $2.0 million in capital, over the next twelve months, to continue the commercialization efforts related to our retractable safety syringe. We have entered into an agreement with Globe Medical Tech, Inc. to manufacture 10,000,000 of our retractable safety syringes in China. The project will cost us $1.4 million, of which $700,000 is payable in advance. The manufacturing process involves building molds, designing manufacturing processes and obtaining specialized equipment, as well as actually making, assembling, sterilizing, packaging and delivering the retractable safety syringes. The remaining $700,000 will be due in stages, with payment in full required prior to delivery of the retractable syringes to us. thief and when manufacturing begins, we could have retractable safety syringes within twelve months. There is no assurance, however, that we will be successful in raising the $700,000 required to begin the project or the remaining $700,000 required to complete the project. There is no assurance that the project will not require significantly longer than one year to complete and there is no assurance that the project will not cost significantly more than the $1.4 million.

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

         Due to the current economic conditions and the risks and uncertainties surrounding our Company, we may not be able to secure additional financing on acceptable terms, if at all. If we obtain additional funds by selling any of our equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience substantial dilution, the price of our common stock may decline, or the equity securities issued may have rights, preferences or privileges senior to the common stock. To the extent that services are paid for with common stock or stock options that are exercised and sold into the market, the market price of our common stock could decline and your ownership interest will be diluted. If adequate funds are not available to us on satisfactory terms, we will be required to limit or cease our operations, or otherwise modify our business strategy, which could materially harm our future business prospects.

If The Shareholders Do Not Approve The Amendment To Increase The Number of Authorized Common Shares, Then We May Be Unable To Raise Additional Capital. If We Are Unable To Raise Capital, Then We Will Be Required To Limit Or Cease Our Operations, Or Otherwise Modify Our Business Strategy.

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

         As of August 13, 2004, we had 74,072,279 shares of our common stock issued and outstanding. If all currently outstanding stock options and warrants were exercised, the total number of outstanding shares would be 88,409,279. We currently only have 75,000,000 shares of common stock authorized.

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

         We have filed preliminary proxy materials that outline the details of the proposed increase to our authorized number of shares, plus additional items of business to be voted upon at the shareholders meeting. We are presently working to address the SEC's comments regarding the preliminary proxy materials. Although we anticipate having the shareholders meeting in late September or October of 2004, the date of the meeting will be determined after the SEC clears us to file definitive proxy materials, which clearance may not be received in a timely manner or at all.

         If the shareholders do not approve the proposed amendment, then we will be unable to raise sufficient additional capital to fund our commercialization activities. We will then be required to limit or cease our operations, or otherwise modify our business strategy, which would materially harm our future business prospects.

Until The SEC Civil Action Is Concluded, Our Ability To Raise Additional Capital Or To Enter Into Collaborative Development Arrangements For Our Safety Needle Devices Could Be Adversely Impacted. The Cost Of Defending Against This Action, Including The Diversion Of Time And Resources, Could Have A Material Adverse Effect On Our Future Prospects.

         The SEC has alleged in a civil action a variety of claims against us, our officer and certain employees (See Notes to Financial Statements-Note 3 "Litigation"). We believe that the SEC's claims are without merit and we are vigorously defending against them. Based on the current scheduling order, we expect the case to be decided in late 2004 unless resolved sooner, either by mutual agreement or by summary judgment. There is no assurance, however, that we will have the financial and other resources necessary to continue our defense or to pay for any fines or penalties that may be imposed in the event of a court decision not in the Company or the individual defendants' favor. Until the civil action is resolved, our ability to raise additional capital or to continue with commercialization efforts for our retractable safety needle devices could be adversely impacted. The cost of defending against the civil action, including the diversion of time and resources away from our commercialization efforts, could harm our future prospects.

If We Do Not Obtain FDA Approval For Our Retractable Safety Needle Devices, Then Our Future Prospects Could Be Harmed.

         Our retractable safety syringe and our retractable safety blood drawing device will require FDA approval before they can be sold in the United States, which is our primary target market. We have not yet applied for or received FDA approval for our current retractable safety syringe or our retractable safety blood drawing device. We attempted to obtain FDA approval through a 510(k) premarket notification ("510(k)") for a previous syringe design (known as the "Rippstein Syringe"). In December 2002, approximately one year after filing the 510(k), the FDA determined that a premarket approval application ("PMA") would be required instead of the 510(k). We decided not to pursue FDA approval of the Rippstain Syringe through a PMA because of the added cost and expense associated with a PMA. Based upon this previous experience, there is no assurance that our safety needle devices will qualify for the FDA's 510(k) premarket notification approval process.

         The FDA approval process can take years and be expensive, especially if a PMA is required. A PMA is much more rigorous and expensive to complete than a 510(k). In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, now allows the FDA to assess and collect user fees for 510(k) and for PMA applications. Fees for fiscal year 2003 range from $2,187 for a 510(k) to $154,000 for a PMA, although fee reductions may be available for companies qualifying as small businesses. There is no assurance that we will qualify for fee reductions or will have the funds necessary to apply for or obtain FDA approval for our retractable safety needle devices. The FDA approval process could take a significant amount of time, if not years, to complete and there is no assurance that FDA approval will ever be obtained. If FDA approval is not obtained, then we will not be able to sell our products in the United States, our primary target market, which could have a material adverse effect on our future business prospects.

If We Are Not Able To Enter Into Manufacturing Arrangements For Our Safety Needle Devices Then Our Future Prospects Could Be Harmed.

         We must establish manufacturing capabilities before our products can be sold. We have no experience in establishing, supervising or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our products. Although we have entered into an arrangement with Globe Medical Tech, Inc., subject to our raising $1.4 million, we may never be successful in establishing manufacturing capabilities for our products. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our products. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay or prevent production. We may not be able to manufacture our retractable safety needle devices in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

If Our Retractable Safety Needle Devices Prove To Be Too Expensive to Manufacture and Market Successfully Then Our Future Prospects Could Be Harmed.

         Our retractable safety needle devices may prove to be too expensive to manufacture and market successfully. Market acceptance of our products will depend in large part upon our ability to demonstrate the operational and safety advantages of our product as well as the cost effectiveness of our product compared to both standard and other safety needle products. If we are unable to produce a retractable safety syringe at a cost that is competitive with standard non-safety syringes or other safety needle products, we will not be able to sell our product. This could have a material adverse effect on our operations.

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

         An adverse ruling arising out of any intellectual property dispute could invalidate or diminish our intellectual property position. An adverse ruling could also subject us to significant liability for damages, prevent us from using processes or products, or require us to license intellectual property from third parties. Costs associated with licensing arrangements entered into to resolve litigation or an interference proceeding may be substantial and could include ongoing royalties. We may not be able to obtain any necessary licenses on satisfactory terms or at all.

If Manufacturing Of Our Retractable Safety Syringe In China Begins, Our Future Business Prospects May Be Harmed If Political, Economic Or Social Uncertainties In China Develop Into Actual Events.

         If manufacturing of our 3cc retractable safety syringe in China begins pursuant to the Manufacturing Agreement with Globe , our business will be subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them from time to time, with little or no prior notice, to our detriment. A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our ability to do business in China and to enforce the agreement or purchase orders to which we may become a party. At various times during recent years, the United States and China have had significant disagreements over political, economic and social issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect our ability to manufacture our safety syringe, and to do business in China or elsewhere in the world.

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

         As of June 30, 2004, we had outstanding options to purchase up to 6,730,000 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 7,607,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. All of the warrants and approximately 1,800,000 of the options are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. During the six month period ended June 30, 2004, the Company issued 6,800,000 shares of its common stock pursuant to the exercise of stock options from which the Company received a total of $301,400 in proceeds

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the six month period ended June 30, 2004 and subsequently through the date of this filing, respectively, the Company issued 21,600,000 shares and 3,000,000 shares of common stock to pay certain obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

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

The Loss Of The Services Of Certain Third Parties And Our Employees Could Have A Material Adverse Effect On Our Business.

         We are dependent upon the services of third parties, primarily Globe Medical Tech, Inc., related to our safety syringe development. The loss of their services and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. We are also dependent upon the services of our officer and employees. We are presently in default of employment agreements and there is no assurance that the individuals subject to such agreements will continue to serve without being paid. The loss of the services of these key personnel or the inability to retain such experienced personnel could have a material adverse effect on our ability to continue operating.

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

Even if we succeed in developing a commercially viable product, a number of factors may affect future sales of our product. These factors include:

     -Whether we will be successful in obtaining FDA approval or approval by foreign regulatory agencies in the future;

     -Whether physicians, patients and clinicians accept our product as a viable, safe alternative to the standard medical syringe;

     -Whether the cost of our product is competitive in the medical marketplace;
          and

     -Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves

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

Stringent, Ongoing Government Regulation and Inspection Of Our Safety Syringe Could Lead To Delays In Manufacture, Marketing and Sales

         The FDA continues to review products even after they receive FDA approval. If and when the FDA approves our safety syringe, its manufacture and marketing will be subject to ongoing regulation, including compliance with current Good Manufacturing Practices, adverse reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. We and any third party manufacturers we may use are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of our safety syringe. In addition, the FDA can withdraw a previously approved product from the market at any time, upon receipt of newly discovered information.

Healthcare Reform and Controls On Healthcare Spending May Limit The Price We Can Charge For Our Safety Syringe And The Amount We Can Sell

         The federal government and private insurers have considered ways to change, and have changed, the manner in which healthcare services are provided in the United States. Potential approaches and changes in recent years include controls on healthcare spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our product, if and when it is commercially available. Assuming we succeed in bringing our product to market, uncertainties regarding future healthcare reform and private practices could impact our ability to sell our product in large quantities at profitable pricing.

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

Uncertainty Of Third-Party Reimbursement Could Affect Our Ability To Sell Our Safety Syringe At A Profit

         Sales of medical products largely depend on the reimbursement of patients' medical expenses by governmental healthcare programs and private health insurers. There is no guarantee that governmental healthcare programs or private health insurers will cover the cost of our product, if and when it is commercially available, or permit us to sell our product at a high enough price to generate a profit.

Our Limited Operating History Makes Evaluating Our Stock More Difficult

         We have only been operating since August 1996. Accordingly, you can only evaluate our business based on a limited operating history. Since inception, we have engaged primarily in research and development, technology licensing, -, and raising capital. This limited history may not be adequate to enable you to fully assess our ability to develop and commercialize our technologies and proposed products and to achieve market acceptance of our proposed products and to respond to competition.

We Have A History Of Losses And Expect Future Losses

         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of June 30, 2004, we had accumulated a deficit of approximately $11.9 million. There is no assurance that our safety syringe will be commercially viable. There is no assurance that we will generate revenue from the sale of the safety syringe or that we will achieve or maintain profitable operations.

Our Stock Price Is Volatile And Your Investment In Our Securities Could Decline In Value, Resulting In Substantial Losses To You

         The market price of our common stock, which is over the counter (National Quotation Bureau "Pink Sheets") under the symbol "MXON", has been, and may continue to be, highly volatile. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

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


                           PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against Maxxon; Gifford Mabie, the Company's CEO and Director; Dr. Thomas Coughlin, the Company's medical advisor; and Rhonda Vincent, the Company's financial reporting manager. The complaint alleges that from 1997 to 1999, Maxxon and Mr. Mabie made false or misleading statements regarding the Kaufhold syringe, a safety syringe technology that the Company licensed in 1997 and discontinued in late 1999. The complaint also alleges that Maxxon, Mr. Mabie,

Dr. Coughlin and Ms. Vincent made false or misleading statements, or failed to disclose information, concerning the status of the Company's application for FDA approval, filed December 10, 2001, for the Rippstein Syringe, a safety syringe technology that the Company licensed in late 1999. The Company and the individual defendants believe the claims are without merit and are vigorously defending against them. See "RISK FACTORS."

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Transactions for the six months ended June 30, 2004 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 8. "Equity Transactions."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          32.1 Certification of Chief Executive Officer (and Principal Financial Officer) Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Gifford M. Mabie, II Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MAXXON, INC.


                                           /s/ GIFFORD M. MABIE II
                                           -----------------------
                                           Gifford M. Mabie II
                                           President

Date:  August 16, 2004