Form 10-Q
period 2004-09-30
MAXXON INC
filed 2004-11-22
CIK 1041009

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


 X      Quarterly Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2004

                                       OR

        Transition Report Under Section 13 or 15(d) of the
        Securities Exchange Act of 1934

            For the Transition Period from ___________ to____________


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

                  Nevada                                 73-1526138
-------------------------------------------      -------------------------
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

Yes  [X]          No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 74,182,279 shares of Common Stock, $0.001 par value, outstanding as of November 15, 2004.

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet at September 30, 2004 (Unaudited)...................................................  3

Statements of Operations For The Period From Inception (October 6, 1998)
to September 30, 2004 And For The Three Months and Nine Months Ended September 30, 2004 and 2003    4
(Unaudited).......................................................................................

Statements of Cash Flows For The Period From Inception (October 6, 1998)
to September 30, 2004 And For The Nine months Ended September 30, 2004 and 2003 (Unaudited).......  5

Notes to the Financial Statements (Unaudited).....................................................  6


                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                         September 30, 2004 (Unaudited)


                                      ASSETS
Current assets
Cash                                                                  $ 1,732
Employee Advances                                                      14,636
Notes receivable- related parties                                      65,350
Prepaid Expenses                                                      126,939
   Total current assets                                               208,658

Property and Equipment, net of depreciation (Note 3)                   12,157

TOTAL ASSETS                                                        $ 220,814

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                            $ 115,104
Accrued Salaries                                                    $ 973,333
Related Party Payables (Note 7)                                        21,250
   Total current liabilities                                        1,109,687

Total liabilities                                                   1,109,687

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                         -
Common stock, $0.001 par value,
   75,000,000 shares authorized;
   74,182,279 shares issued and outstanding                            74,182
Common stock purchased by employees                                  (356,746)
Paid in capital                                                    11,544,193
Deficit accumulated during the development stage                  (12,150,503)
   Total shareholders' deficiency                                    (888,873)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $ 220,814



The accompanying notes are an integral part of the interim financial statements



                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
         From Inception (August 16, 1996) Through September 30, 2004 and
     For The Three Months and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                         From inception
                                            (August 16,    Three Months Ended September 30,    Nine Months Ended September 30,
                                          1996) through   ---------------------------------    ------------------------------
                                     September 30, 2004               2004             2003            2004              2003
                                     ------------------   ----------------   --------------    ------------        -----------

Investment Income                             $ 170,753                $ -              $ -             $ -               $ -
Other Income                                      3,857                  -                -              50                 -
                                     ------------------   ----------------   --------------    ------------        -----------
                                                174,610                  -                -              50                 -
                                     ------------------   ----------------   --------------    ------------        -----------
Expenses
Research and development                      1,659,546             31,198                -         101,198                 -
General and administrative                   10,582,411            240,854          287,870         779,081         1,143,919
                                     ------------------   ----------------   --------------    ------------        -----------
   Total operating expenses                  12,241,957            272,052          287,870         880,279         1,143,919
                                     ------------------   ----------------   --------------    ------------        -----------
Operating loss                              (12,067,347)          (272,052)        (287,870)       (880,229)       (1,143,919)

Interest income                                  17,276                  -                -               -                 -

Interest expense                                 30,971             (1,622)               -          (1,113)                -

Loss on disposal of assets                        2,006                  -                -               -                 -

Depreciation and amortization                    67,454              1,616            1,735           4,934            12,737
                                     ------------------   ----------------   --------------    ------------        -----------
Net loss from operations                  $ (12,150,503)        $ (272,046)      $ (289,605)     $ (884,051)     $ (1,156,656)
                                     ==================   ================   ==============    ============        ===========
Weighted average shares
outstanding                                  22,547,819         76,584,746       34,906,432      63,566,670        32,979,765
                                     ------------------   ----------------   --------------    ------------        -----------

Net loss per share (Note 1)                     $ (0.54)           $ (0.00)         $ (0.01)        $ (0.01)          $ (0.04)
                                     ------------------   ----------------   --------------    ------------        -----------




The accompanying notes are an integral part of the interim financial statements



                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
     From Inception (August 16, 1996) Through September 30, 2004 (Unaudited)



                                                                         From Inception
                                                                             (August 16,   Nine Months Ended September 30,
                                                                           1996) through   ------------------------------
                                                                      September 30, 2004          2004               2003
                                                                      ------------------   -----------       ------------
Operating activities
Net loss                                                                     (12,150,503)   $ (884,051)      $ (1,156,656)
Plus non-cash charges to earnings:
Depreciation and amortization                                                     67,444         4,934             12,883
Common stock issued for services                                               2,192,207       505,000            208,400
Expenses paid by third parties                                                    57,134             -                  -
Contribution of services by officer and employees                                799,154             -                  -
Services by officer and employees paid for
     with non-cash consideration                                                 167,500                                -
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                        1,775,577             -            288,959
Allowance for doubtful accounts                                                  (14,450)      (14,450)           128,961
Write-off of organizational costs                                                  3,196             -                  -
Write-off of zero value investments                                              785,418             -                  -
Write-off of leasehold improvements and computer equipment                         2,006             -                  -
Compensation costs for stock options and warrants
granted to non-employees                                                       1,205,015             -             72,300
Change in working capital accounts:
   (Increase) decrease in receivables from related parties                       (68,900)
(Increase) decrease in prepaid expenses                                         (126,939)     (126,939)                 -
   (Increase) decrease in other receivables                                     (176,577)                               -
   Increase (decrease) in accounts payable and accrued liabilities             1,162,529       202,994            351,706
                                                                      ------------------   -----------       ------------
      Total operating activities                                              (4,320,189)     (312,512)           (93,447)
                                                                      ------------------   -----------       ------------
Investing activities
Purchase of equipment                                                            (67,042)                               -
Investment in syringe patent development                                         (10,000)            -                  -
Investment in Ives Health Company                                               (251,997)            -                  -
Investment in The Health Club                                                    (10,000)            -                  -
                                                                      ------------------   -----------       ------------
      Total investing activities                                                (339,039)            -                  -
                                                                      ------------------   -----------       ------------
Financing activities
Loans from shareholders                                                           17,271                                -
Repayment of loans from shareholders                                              (8,005)        3,364                  -
Repayments of Promissory Notes                                                   190,754        18,750             60,000
Sale of preferred stock for cash:                                                      -
Sale of common stock for cash:
   To third-party investors (prior to merger)                                    574,477             -                  -
   To third-party investors                                                    2,935,345                                -
   From exercise of stock options                                                801,800       291,900                  -
   Less:  Issue Costs                                                           (102,318)            -                  -
Convertible debentures issued for cash                                           355,000             -                  -
Payment of exclusive license note payable                                       (100,000)            -                  -
                                                                      ------------------   -----------       ------------
      Total financing activities                                               4,664,324       314,014             60,000
                                                                      ------------------   -----------       ------------
Change in cash                                                                     5,096         1,502            (33,447)
Cash at beginning of period                                                            -           230             33,721
                                                                      ------------------   -----------       ------------
Cash at end of period                                                            $ 5,096       $ 1,732              $ 274
                                                                      ==================   ===========       ============
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                             29,084             -                  -
                                                                      ------------------   -----------       ------------
Non-cash financing and investing activities:
Common stock issued to founders                                                    7,000             -                  -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                        300             -                  -
Common stock issued in Ives merger                                               346,262             -                  -
Common stock subscriptions                                                        69,800             -                  -
Capitalized compensation cost for options granted                              1,487,700             -                  -
Common stock issued in exchange for promissory note                              676,500             -                  -
Common stock issued for payment of debt                                           76,888             -                  -
Common stock issued for convertible debentures                                   190,660             -                  -
Common stock issued for services                                                 471,663             -                  -
Common stock issued to pay Ives debt                                              27,000             -                  -
                                                                      ------------------   -----------       ------------




The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                         September 30, 2004 (Unaudited)




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

         On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of September 30, 2004, the Company owed $973,333 pursuant to the employment agreements, of which $180,000 relates to amounts accrued during the nine months ended September 30, 2004. The Company has no cash with which to pay its obligations pursuant to the employment agreements. There is no assurance that the officer and employees subject to such agreements will continue to serve the Company without being paid. See Note 4, "Other Commitments and Contingencies."

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

Segment Information
         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the nine month period ended September 30, 2004 and 2003, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2004 and 2003 calculations of loss per share.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(12,150,503) for the period from inception (August 16, 1996) to September 30, 2004, and a net loss of $(884,051) and $(1,156,656) for the nine months ended September 30, 2004 and 2003, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety needle devices. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Litigation

         On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against Maxxon; Gifford Mabie, the Company's CEO and Director; Dr. Thomas Coughlin, the Company's medical advisor; and Rhonda Vincent, the Company's financial reporting manager. The complaint alleges that from 1997 to 1999, Maxxon and Mr. Mabie made false or misleading statements regarding the Kaufhold syringe, a safety syringe technology that the Company licensed in 1997 and discontinued in late 1999. The complaint also alleges that Maxxon, Mr. Mabie, Dr. Coughlin and Ms. Vincent made false or misleading statements, or failed to disclose information, concerning the status of the Company's application for FDA approval, filed December 10, 2001, of the Rippstein Syringe, a safety syringe technology that the Company licensed in late 1999. The Company and the individual defendants believe that the SEC's charges are without merit and are vigorously defending against the SEC's claims. On November 18, 2004, a jury returned a verdict in this matter which is fully described in "Item 1 - Litigation" in the Company's Form 10-QSB.

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

Note 4 - Other Commitments and Contingencies

Patent Applications for the Company's Retractable Safety Needle Devices
         A U.S. patent application was filed on November 1, 2002 for Company's 3cc retractable safety syringe and filed a U.S. patent application was filed on November 20, 2002 for the Company's retractable safety blood drawing device. On June 3, 2003, the patent for the retractable safety blood drawing device was published. There is no assurance that a U.S. patent will be issued for the 3cc retractable safety syringe. The Company has not yet filed applications for foreign patent protection of these devices. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

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

Payments Due Pursuant to Amended Employment Agreements
         As of September 30, 2004, the Company owed its officer and its employees a total of $973,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer and its employees will continue to serve without being paid. The loss of the services of the Company's officer and its employees could have a material adverse effect on the Company's continued operations.

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


Note 6-           Property and Equipment, Net

         As of September 30, 2004, property and equipment, net of depreciation, consisted of the following amounts:

                                          Useful Life        Amount
                                          ------------ ---------------

 Computer equipment                         5 Years       $32,322.98
      Less: Accumulated Depreciation                      (20,166.43)
                                                       ---------------
                                                           12,156.55
                                                       ---------------

 Furniture and fixtures                     5 Years        17,625.73
      Less: Accumulated Depreciation                      (17,625.73)
                                                       ---------------
                                                                   -
                                                       ---------------

 Total property and equipment,
 net of depreciation                                      $12,156.55
                                                       ===============

Note 7 - Related Party Transactions

         The Company leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2004. The monthly lease payment for the office space is $6,300, for which the Company is obligated with other companies that share the office space. The Company's officer and director and its employees may be officers, directors, employees or shareholders of these other companies. In addition to office space, the Company may share staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of September 30, 2004, Maxxon's receivable for rent and administrative expenses was $65,350. During the nine months ended September 30, 2004, the Company received $3,364 as payment of promissory notes from employees.

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

         During February 2004, the Company issued 5,000 shares of its Series A Convertible Preferred Stock to an accredited investor for a total of $5,000 in cash. The shares were sold pursuant to the Company's preferred stock offering. Effective April 21, 2004 the Company entered an agreement with its sole Preferred shareholder to convert those preferred shares to 100,000 shares common stock.

         During March 2004, the Company issued 14,000,000 shares of restricted common stock to employees and consultants. Included in the shares issued were 2,000,000 shares of restricted common stock to Gifford Mabie, the Company's CEO. The stock was issued pursuant to an exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended and valued at $0.02 per share. At September 30, 2004 the Company has an unamortized prepaid expense of $80,000, in connection with that issue.

         During the second quarter, the Company issued 6,512,000 shares of its common stock, pursuant to the exercise of various stock options and warrants. The Company received $286,400 in cash from those transactions.

         During August 2004, the Company issued 3,110,000 shares of its common stock, pursuant to the exercise of various stock options and warrants. The Company received $5,500 in cash from those transactions.

         On August 6, 2004, the Company issued 3,000,000 shares of its common stock, valued at $0.025 per share, as payment for legal services. In connection with the transaction, the Company recorded $28,061 as legal expense and a prepaid expense of $46,939 which will be expensed during the fourth quarter of 2004.

Note 9 - Stock Options and Warrants Outstanding

The following tables summarize information about the stock options and warrants outstanding at September 30, 2004:




                                                        Non-                                          Average
                                     Employee       Employee                                         Exercise
                                Stock Options  Stock Options          Warrants            Total         Price
                                -------------- -------------- ----------------- ---------------- -------------
      Balance at 12/31/03           9,000,000      2,800,000         9,049,000       20,849,000         $0.27
      Granted                               -              -                 -                -             -
      Exercised                   (4,380,000)      (800,000)       (1,442,000)      (6,622,000)         $0.04
      Forfeited                             -              -                 -                -             -
                                -------------- -------------- ----------------- ----------------
      Balance at 9/30/04            4,620,000      2,000,000         7,607,000       14,227,000         $0.31
                                ============== ============== ================= ================





                                        Options & Warrants Outstanding                     Exercisable
                              ---------------------------------------------------- ----------------------------
                                                 Weighted
                                                 Average                                            Weighted
                              Number             Remaining                         Number           Average
      Range of Exercise       Outstanding at     Contractual   Weighted Average    Exercisable at   Exercise
      Price                   9/30/04            Life          Exercise Price      9/30/04          Price
      ----------------------- ------------------ ------------- ------------------- ---------------- -----------
      Employees:
      $ .05 to $.50                   4,620,000          7.26               $0.15        4,620,000       $0.15
      Non-Employees:
      $ .05 to $.50                   2,000,000          2.80               $0.23        1,680,000       $0.18
      Warrants
      $ .25 to $.50                   7,607,000          1.82               $0.43        7,607,000       $0.43
                              ------------------                                   ----------------
                                     14,227,000                                         13,907,000
                              ==================                                   ================



         Stock Options
         As of September 30, 2004, the Company had outstanding options to purchase up to 6,620,000 shares of its common stock pursuant to the Company's Stock Option Plan. Under the Plan, employees were granted options during January of 1998 to purchase up to 1,000,000 shares of common stock on or before January of 2008 at an exercise price of $0.50 per share and were granted options during January of 2003 to purchase up to 8,000,000 shares of common stock on or before January of 2013 at an exercise price of $0.05 per share. For the nine months ended September 30, 2004, a total of 4,380,000 options were exercised at an exercise price of $0.05 per share. No Stock Option Plan options were cancelled or forfeited during the period.

         As of September 30, 2004, there were outstanding options for Non-Employees to purchase up to 2,000,000 shares of common stock at exercise prices ranging from $0.05 per share to $0.50 per share. Of the 2,000,000 options outstanding, 800,000 were granted in connection with the Rippstein license during November, 1999 at an exercise price of $0.50 per share and expire during November, 2008. Of his 800,000 options, 480,000 were exercisable as of September 30, 2004. Because the Company has determined not to file a PMA application to obtain FDA approval for the Rippstein Syringe, it is unlikely that the remaining 320,000 options will vest. In January of 2003, 2,000,000 options were granted in connection with a settlement agreement between the Company and its former investor relations firm. The 2,000,000 shares of common stock were exercisable in increments of 500,000 shares, each at exercise prices ranging from $0.10 per share to $0.40 per share on or before January 6, 2006. Effective April 23, 2004 the Directors reset the option price to $.05 on 1,200,000 options and $.001 on 800,000 options. The 800,000 options were exercised during the period, with no additional options issued, cancelled or forfeited during the period.

         Warrants
         As of September 30, 2004, the Company has outstanding warrants to purchase up to 7,607,000 shares of common stock at exercise prices ranging from $0.25 per share to $0.50 per share that were issued in connection with private sales of securities during 2001 and 2002. Of the 7,607,000 warrants outstanding, 5,457,000 warrants are exercisable at $0.50 per share on or before December 31, 2005 and 2,150,000 warrants are exercisable at $0.25 per share on or before December 31, 2007. During the second quarter, the Company offered its warrant holders a reduced strike price for a limited period of time. Pursuant to that offer, 1,442,000 warrants were exercised generating $72,100 in cash to the Company. No warrants were issued, cancelled or forfeited during the period.

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

ABOUT THE COMPANY
         We are a development-stage company that is principally engaged in the design and development of safety medical devices intended to reduce the risk of accidental needle stick injuries among health care workers. We presently do not have any products for sale. We have designed a retractable safety syringe and a retractable safety blood drawing device. We plan to bring these products to market either by licensing them to established medical device manufacturers, distributors and/or marketers, or by entering into joint development or similar collaboration arrangements. On November 13, 2003 we entered into an agreement with Globe Medical Tech, Inc. to manufacture our retractable safety syringe at Globe's manufacturing facilities in China. The Manufacturing Agreement, which contemplates large-scale production of up to 10,000,000 safety syringes, is subject to Maxxon raising $1.4 million in stages. Maxxon is still seeking the $1.4 million to fund the Manufacturing Agreement. On April 26, 2004 we announced that Globe agreed to begin production of our 3cc. safety syringe on a limited basis by producing one set of molds and an initial production run of up to 1,500 safety syringes. Globe now expects that the first safety syringes from the limited production run could be delivered to Maxxon as early as the fourth quarter of 2004. The safety syringes produced from the limited production run are expected to be used for testing, for mold design verification, as product samples, and to collect data for regulatory approvals in the U.S. and in selected Latin American countries. See "Status of Our Safety Needle Devices", below.

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


STATUS OF OUR SAFETY NEEDLE DEVICES

         Our retractable safety needle devices are in the development stage. Our efforts have been focused and will continue to be focused on the retractable safety syringe. On April 26, 2004 we announced that Globe Medical Tech, Inc. of Houston, Texas agreed to begin production of our 3cc. safety syringe on a limited basis. On August 16, 2004 we announced that Globe expected the first safety syringes from the limited production run to be delivered to Maxxon as early as the end of September, 2004. Globe, after evaluating its CAD/CAM designed parts for the prototype syringe, and with a view towards efficient large-scale manufacturing has made minor design changes. Delivery is now projected for the fourth quarter of 2004. Thereafter, Globe anticipates producing the single cavity molds and a limited production run of up to 1,500 safety syringes, which should take approximately 4-6 weeks to complete. The safety syringes produced from the limited production run are expected to be used for testing, for mold design verification, as product samples, and to collect data for regulatory approvals in the U.S. and in selected Latin American countries.

         Globe plans to assist us in preparing and filing for approval in selected Latin American countries. Effective March 1, 2004, Globe was granted a non-exclusive license to market and distribute our 3cc. safety syringe to hospitals in Latin and South America. On November 2, 2004. we announced that Globe has received 4 signed purchase orders for a total of 6,000,000 units of Maxxon's safety syringe from Globe's customers in Central and South America. Orders were placed by companies in Guatemala, Argentina, Venezuela, and Peru. Prior to filling the orders, Globe must fine tune the production molds, and complete production process validation. Globe has projected that these orders should be able to be at least partially filled within 2 months. Meanwhile, Globe will aid Maxxon in acquiring the requisite regulatory approvals, in the countries where the sales were made, a process that takes about two weeks, but must be completed in order to import the Maxxon syringe into these countries. There is no assurance, however, that Globe will be successful in fine-tuning the production molds to the point that syringes can actually be produced, or that the orders received will be filled. There is also no assurance that the requisite regulatory approvals will be obtained in the time-frame presently expected or at all. There is no assurance that Maxxon will have the funds necessary to pay for Globe's services or to begin large-scale manufacturing. See "RISK FACTORS."

         We are seeking $1.4 million in capital to fund the November 13, 2003 Manufacturing Agreement with Globe. If we are successful in raising the capital, Globe plans to manufacture up to 10,000,000 of Maxxon's retractable safety syringes, packaged and sterilized, at their manufacturing facilities in China. Globe estimates the production capacity at their China plant to be approximately 2,000,000 syringes per month. The manufacturing agreement is subject to us raising $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of FDA approval for the syringe, and 25% will be due after receiving the syringes. We may not be successful in raising the capital required by the Manufacturing Agreement when needed or at all. Globe may encounter unexpected delays and/or engineering issues related to manufacturing the safety syringe which may delay or even prevent large-scale production as contemplated by the Manufacturing Agreement. Any unexpected delays and/or engineering issues could have an adverse effect on our business. See "RISK FACTORS."

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

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
         As of September 30, 2004, the Company does not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1.4 million will be required pursuant to the Manufacturing Agreement with Globe, and approximately $600,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. We will require additional funds for pending litigation, although we can not estimate with certainty how much will be required. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. See "RISK FACTORS."

         We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, which are more fully described in "RISK FACTORS", there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced and stockholders will experience additional dilution. The equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we will be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         During the nine months ended September 30, 2004, we incurred $101,198 in development expenses for our retractable safety syringe and the related prototype. Our general and administrative expenses of $779,081 consisted mainly of non-cash charges, including approximately $300,000 for accrued salaries pursuant to employment agreements, $278,131 for legal services related primarily to the defense of the SEC complaint, $83,477 for accounting and financial reporting services. The remaining operating costs, included personnel, accrued rent, insurance and online services. Depreciation for the period was $4,934. The legal fees and personnel costs for the period were paid with Company common stock. See "Notes to Financial Statements."

         During the nine months ended September 30, 2003, general and administrative expenses of $1,143,919 consisted mainly of non-cash charges, including approximately (a) $303,000 for accrued salaries and expenses pursuant to employment agreements, (b) $288,959 of amortized consulting expenses, (c) $140,700 for the settlement of a dispute with an investor relations firm, (d) $128,900 for an allowance of doubtful accounts, and (e) $250,320 for legal services. The remaining operating costs, included personnel, accrued rent and online services. Depreciation expense of $12,737 was recorded for the period. The consulting expenses and dispute settlement during the period were paid with Company common stock.


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

         We require an estimated $2.0 million in capital, over the next twelve months, to continue the commercialization efforts related to our retractable safety syringe. We have entered into an agreement with Globe Medical Tech, Inc. to manufacture up to 10,000,000 of our retractable safety syringes in China. The project will cost us $1.4 million, of which $700,000 is payable in advance. The manufacturing process involves building molds, designing manufacturing processes and obtaining specialized equipment, as well as actually making, assembling, sterilizing, packaging and delivering the retractable safety syringes. The remaining $700,000 will be due in stages, with payment in full required prior to delivery of the retractable syringes to us. If and when manufacturing begins, we could have retractable safety syringes within twelve months. There is no assurance, however, that we will be successful in raising the $700,000 required to begin the project or the remaining $700,000 required to complete the project. There is no assurance that the project will not require significantly longer than one year to complete and there is no assurance that the project will not cost significantly more than the $1.4 million.

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

         In December, 2002, the SEC filed a civil action alleging a variety of claims against us, our officer and certain employees (See Notes to Financial Statements-Note 3 "Litigation"). On November 18, 2004, a jury found that Dr. Coughlin did not violate Section 10b and Rule 10b-5 of the Securities Exchange Act of 1934 regarding press releases in 2002 regarding the status of Maxxon's application to the FDA. The jury found that Maxxon and Mr. Mabie did not violate
Section 17(a)(1) of the Securities Act of 1933 by knowingly or recklessly making false or misleading statements or omissions of material fact in the Form SB-2 Registration Statement filed on April 4, 2002. The jury also found that Maxxon did not violate and Mr. Mabie did not aid or abet Maxxon's violation of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-13, and 12b-20 thereunder by making false or misleading statements or omissions of material fact in the Form 10-KSB filed April 1, 2002, the Form SB-2 filed April 4, 2002 and Form 10-QSB filed May 12, 2002. The jury found a violation of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 against Maxxon and Mr. Mabie and a violation of Section 17(a)(2) and (3) of the Securities Act of 1933 against Maxxon regarding a statement made on October 7, 1998 related to a Chicago-based business consulting company that would be assisting in the merger and acquisition process for Maxxon. The Court must now decide damages and penalties and there is no assurance that such damages and penalties will not be substantial. There is no assurance that we will have the financial and other resources necessary to continue our defense or to pay for any fines or penalties that may be imposed by the Court. Until the civil action is concluded, our ability to raise additional capital or to continue with commercialization efforts for our retractable safety needle devices could be negatively impacted. The cost of defending against the civil action, including the diversion of time and resources away from our commercialization efforts, could harm our future prospects.

If We Do Not Obtain FDA Approval For Our Retractable Safety Needle Devices, Then Our Future Prospects Could Be Harmed.

         Our retractable safety syringe and our retractable safety blood drawing device will require FDA approval before they can be sold in the United States, which is our primary target market. We have not yet applied for or received FDA approval for our current retractable safety syringe or our retractable safety blood drawing device. We attempted to obtain FDA approval through a 510(k) pre-market notification ("510(k)") for a previous syringe design (known as the "Rippstein Syringe"). In December 2002, approximately one year after filing the 510(k), the FDA determined that a pre-market approval application ("PMA") would be required instead of the 510(k). We decided not to pursue FDA approval of the Rippstain Syringe through a PMA because of the added cost and expense associated with a PMA. Based upon this previous experience, there is no assurance that our safety needle devices will qualify for the FDA's 510(k) pre-market notification approval process.

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

         As of September 30, 2004, we had outstanding options to purchase up to 6,620,000 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 7,607,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. All of the warrants and approximately 1,800,000 of the options are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. During the nine month period ended September 30, 2004, the Company issued 6,622,000 shares of its common stock pursuant to the exercise of stock options from which the Company received a total of $291,900 in proceeds

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the nine month period ended September 30, 2004 and subsequently through the date of this filing, the Company issued 24,600,000 shares of common stock to pay certain obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         Our shareholders recently approved an amendment to our Articles of Incorporation to increase our authorized number of shares of common stock from 75,000,000 shares to 250,000,000 shares. The additional authorized shares have the same rights and privileges as the common stock presently outstanding. The shares can be issued without further action of the shareholders. If and when, and to the extent that, the additional authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

         The testing, manufacture, marketing and sale of our retractable safety needle devices will involve an inherent risk that product liability claims will be asserted against us. We currently have a general liability policy with an annual aggregate limit of $2 million with a $1 million limit per occurrence. We currently do not have insurance which relates to product liability, but are seeking to obtain such coverage, although there is no assurance we will be able to obtain or pay for such coverage. Even if we obtain product liability insurance, it may prove inadequate to cover claims and/or costs related to potential litigation. The costs and availability of product liability insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our safety syringe.

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

Our Limited Operating History Makes Evaluating Our Stock More Difficult

         We have only been operating since August 1996. Accordingly, you can only evaluate our business based on a limited operating history. Since inception, we have engaged primarily in research and development, technology licensing, and raising capital. This limited history may not be adequate to enable you to fully assess our ability to develop and commercialize our technologies and proposed products and to achieve market acceptance of our proposed products and to respond to competition.

We Have A History Of Losses And Expect Future Losses

         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of September 30, 2004, we had accumulated a deficit of approximately $12.2 million. There is no assurance that our safety syringe will be commercially viable. There is no assurance that we will generate revenue from the sale of the safety syringe or that we will achieve or maintain profitable operations.

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


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 30, 2002, the SEC filed a civil action against Maxxon, Mr. Mabie and Dr. Coughlin. On November 18, 2004, a jury found that Dr. Coughlin did not violate Section 10b and Rule 10b-5 of the Securities Exchange Act of 1934 regarding press releases in 2002 regarding the status of Maxxon's application to the FDA. The jury found that Maxxon and Mr. Mabie did not violate Section 17(a)(1) of the Securities Act of 1933 by knowingly or recklessly making false or misleading statements or omissions of material fact in the Form SB-2 Registration Statement filed on April 4, 2002. The jury also found that Maxxon did not violate and Mr. Mabie did not aid or abet Maxxon's violation of Section 13(a) of the Securities Exchange Act of 1934 and Rules 13a-1, 13a-13, and 12b-20 thereunder by making false or misleading statements or omissions of material fact in the Form 10-KSB filed April 1, 2002, the Form SB-2 filed April 4, 2002 and Form 10-QSB filed May 12, 2002. The jury found a violation of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 against Maxxon and Mr. Mabie and a violation of Section 17(a)(2) and (3) of the Securities Act of 1933 against Maxxon regarding a statement made on October 7, 1998 related to a Chicago-based business consulting company that would be assisting in the merger and acquisition process for Maxxon. The Court could determine damages and penalties as early as January of 2005. See "RISK FACTORS."

         On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. A preliminary settlement has been reached in this matter. Maxxon does not expect the proposed settlement to have a material effect on its operations or future prospects.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Transactions for the nine months ended September 30, 2004 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 8. "Equity Transactions."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 5, 2004, Maxxon held its Annual Meeting of Shareholders. Shareholders of record at the close of business on October 7, 2004 (the "Record Date") were entitled to notice of and to vote at the Meeting. Of the 74,072,279 issued and outstanding as of the Record Date, 68,355,504 shares (or 92.28% of the issued and outstanding shares) were represented in person or by proxy at the Meeting. All items were approved. The results of voting were as follows:


                                                                                       WITHHOLD
                                                                      FOR              AUTHORITY
                                                                      ---              ---------
     1.   To elect Gifford Mabie as director to serve
          until the next annual meeting of shareholders...         67,891,906           463,598


                                                                      FOR               AGAINST         ABSTAIN
                                                                      ---               -------         -------
     2.   To approve an amendment to the Company's
          Articles of Incorporation to increase the
          authorized number of shares of common stock from
          75,000,000 to 250,000,000.......................         66,626,688          1,385,116        343,700

     3.   To adopt the Company's 2004 Stock Incentive Plan
          and to reserve 25,000,000 shares of common
          stock for grant thereunder......................         29,589,412          2,210,934        295,350

     4.   To ratify the selection of Sutton Robinson Freeman
          & Co., P.C. as independent accountants
          for the fiscal year ending December 31, 2004....         67,968,977           90,777          295,750


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

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

Date:  November 22, 2004