Form 10KSB
period 2004-12-31
MAXXON INC
filed 2005-04-15
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2004

                                  MAXXON, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                     0-28629                     73-1526138
         ------                     -------                     ----------
(State of incorporation)       (SEC File Number)             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                            2073 Shell Ring Circle
                             Mt. Pleasant, SC 29466
          (Address of principal executive offices, including zip code)

                                 (843) 971-4848
              (Registrant's telephone number, including area code)

                                 (843) 971-6917
              (Registrant's facsimile number, including area code)


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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,312,648 as of March 16, 2005.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 16, 2005, we had 87,088,279 shares of common stock, $0.001 par value, outstanding.

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


PART I

ITEM 1.  BUSINESS

         1. We have designed a retractable safety syringe and a retractable safety blood drawing device that are intended to reduce the risk of accidental needle stick injuries among health care workers. We are presently working with Globe Medical Tech, Inc. ("Globe"), a third-party manufacturer, to develop the retractable safety syringe design for commercial production. Globe is presently working to determine whether our retractable safety syringe can be commercially produced at a competitive cost and, if so, then what design or mold modifications, if any, may be necessary before production can begin. Because the retractable safety syringe is in the development stage, we have no revenue. If Globe determines that our retractable safety syringe can be commercially produced at a competitive cost, we plan to seek licensing opportunities with established medical device manufacturers, and/or seek to enter into joint development or similar collaboration arrangements. On November 13, 2003 we entered into an agreement with Globe to manufacture 10,000,000 units of our retractable safety syringe at Globe's manufacturing facilities in China. The agreement is subject to Maxxon raising $1.4 million to fund the project. In addition, the Company entered into a marketing and distribution agreement in which Globe was granted non-exclusive marketing and distribution rights for Maxxon's 3cc retractable safety syringe for the hospital markets in Latin America and South America, subject to completion of the manufacturing agreement. See "Status of Publicly Announced Products or Services", below.

         Even so, it could still take years before our retractable safety syringe can be sold in the United States or anywhere else in the world. We require substantial capital to commercialize our retractable safety syringe and there is no assurance that such capital will be available to us when needed, on acceptable terms, or at all. There is no assurance that our retractable safety syringe will be commercially viable. Globe and other future collaborative partners, may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our retractable safety syringe will also require FDA approval before it can be sold in the United States and similar approvals from foreign countries where our product may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

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

Our Retractable Safety Needle Devices

         Our retractable safety needle devices are designed to be similar to standard non-safety devices in appearance, size, and performance. We believe that this similarity is important, as it could increase the chances that our products, if and when they are commercialized, will be accepted by health care professionals.

Safety Syringe

         Our retractable safety syringe is designed to work as follows--after an injection has been given, the user applies pressure on the plunger, which causes the needle to automatically and fully retract into the body of the syringe. The safety syringe is designed to accommodate any standard sized needle.

Safety Blood Drawing Device

         Our retractable safety blood drawing device is designed to work as follows--after blood has been taken, a special vacuum tube is attached to the needle, which causes the needle to automatically and fully retract into the tube. The needle seals in place rendering it harmless and inoperable. To date our efforts have been focused on developing the retractable safety syringe. We do not foresee developing the safety blood drawing device within the next twelve months and there is no assurance that this device will ever be developed.

2.       Distribution Method of Products and Services

         Neither our retractable safety syringe nor our retractable safety blood drawing device is ready for sale. Our products are in the development stage. Our primary focus for development has been and will continue to be the retractable safety syringe. If we determine that our retractable safety syringe can be mass produced at a competitive cost, we plan it to seek licensing arrangements with established medical device manufacturers, or enter into joint development or similar collaboration arrangements. Even if we are successful in entering into a collaboration arrangement, it could take years before our products can be sold in the United States, which is our primary target market. Our potential collaborative partners may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our products will also require FDA approval before they can be sold in the United States, as well as approvals from foreign countries where our products may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. We have not yet submitted an FDA application, or application for foreign approval, for our retractable safety syringe.

         3.       Status of Publicly Announced Products or Services

         Our retractable safety syringe design is presently being evaluated by Globe to determine whether our retractable safety syringe can be commercially produced at a competitive cost and, if so, then what design or mold modifications, if any, may be necessary before production can begin. Even if Globe determines that our retractable safety syringe can be commercially produced at a competitive cost, we can not begin manufacturing pursuant to the agreement with Globe, until we have raised the necessary capital. There is no assurance that the Company will be successful in raising the capital when needed, on acceptable terms, or at all.

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

         5. Sources of Raw Materials and the Names of Principal Suppliers

         We do not presently manufacture any products, so we have no raw materials requirements. The materials used to make our retractable safety syringe are commercially available from a number of suppliers. The manufacturing process will be highly technical and demanding, with very low fault tolerances. There is no assurance that we will be able to engage a company capable of manufacturing the safety syringe in a cost-effective manner or at all. See "RISK FACTORS."

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

         7. Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

         Maxxon 3cc Safety  Syringe  Patent.
         A U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023. The Company has not yet filed any applications for foreign patent protection. If any foreign patents applications are filed, there is no assurance that any foreign patents will be issued. See "RISK FACTORS."

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

         Employment Agreements
         We plan to enter into a written employment agreement with Ron Wheet, our new officer and director. Mr. Wheet became our sole officer and director on March 16, 2005 following the resignation of our former CEO.

         On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, whereby the Company issued a promissory note for $216,834.16 and warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification. The note, which is unsecured, bears interest at 12% per year and is due April 14, 2006. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. Because the warrant holder's stock ownership exceeds 4.99%, the warrant is not presently exercisable. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company.

         On August 8, 2001, we entered into amended written employment agreements certain employees. The material terms of their respective employment agreements are discussed in Note 4 "Other Commitments and Contingencies" of the Financial Statements. The Company is presently in default under the terms of these agreements and there is no assurance that the individuals subject to such agreements will continue to provide services to the Company.
See "RISK FACTORS."

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

         10. Estimate of the Amount Spent on Research and Development

         R&D expenses for our retractable safety syringe design were $101,198 and $21,766 in 2004 and 2003, respectively. Our research and development efforts going forward will focus primarily upon modifying and improving our retractable safety syringe design in response to input from Globe and/or other potential collaborative partners.

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

         12. Number of total employees and number of full time employees

         We presently have no full-time employees. Our officer and director provides services to us on a part-time basis. Services such as accounting and financial reporting are provided on a part-time basis. Our employees are engaged in other business activities and devote such time as he or she feels is reasonably necessary to carry out our business. Although these other business activities are different from our business, there could exist potential conflicts in the amount of time each person devotes to our business. Consequently, developing our business may require a greater period of time than if we had full time employees. See "RISK FACTORS."

         On August 8, 2001, we entered into written amended employment agreements with certain employees. The Company is in default pursuant to the agreements and there is no assurance that these individuals will continue to serve the Company without getting paid. See "RISK FACTORS."


                                  RISK FACTORS

Because We Have No Products for Sale, We Do Not Generate Revenue And Do Not Have Other Resources To Fund Operations; These Conditions Raise Substantial Doubt About Our Ability To Continue As A Going Concern
         Because the Company's retractable safety needle devices are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. It could be several more years before the Company can expect to have sales. The Company's independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2004, "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to commercialize our retractable safety needle devices will have a material adverse effect on our business, financial condition, and on the price of our common stock.

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

If Manufacturing Of Our Retractable Safety Syringe In China Begins, Our Future Business Prospects May Be Harmed If Political, Economic Or Social Uncertainties In China Develop Into Actual Events.
         If we raise the funds necessary pursuant to the Manufacturing Agreement with Globe and manufacturing actually commences at Globe's manufacturing facilities in China, then our business will be subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them from time to time, with little or no prior notice, to our detriment. A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our ability to do business in China and to enforce the agreement or purchase orders to which we may become a party. At various times during recent years, the United States and China have had significant disagreements over political, economic and social issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect our ability to manufacture our safety syringe, and to do business in China or elsewhere in the world.

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

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future And By the Common Stock We Have Issued Or Will Issue In The Future.
         As of December 31, 2004, we had outstanding options to purchase up to 5,834,000 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 7,587,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. All of the warrants and options are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. During the year ended December 31, 2004, the Company issued 7,428,000 shares of its common stock pursuant to the exercise of previously outstanding stock options and warrants. Subsequent to year end, the Company entered into a mutual release and settlement agreement with its former CEO, whereby a warrant to purchase up to 12,913,239 shares of our common stock at $0.001 per share on or before April 14, 2010 was issued. Although and the warrant is not presently exercisable (the warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date--however the exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company), if, and to the extent that, the warrant becomes exercisable and is exercised in the future and the shares sold into the market, the market price of our common stock could decline.

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the year ended December 31, 2004, the Company issued 32,850,000 shares of common stock to pay certain obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         In November, 2004, our shareholders approved an amendment to our Articles of Incorporation to increase our authorized number of shares of common stock from 75,000,000 shares to 250,000,000 shares. The additional authorized shares have the same rights and privileges as the common stock presently outstanding. The shares can be issued without further action of the shareholders. If and when, and to the extent that, the additional authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

The Loss Of The Services Of Certain Third Parties And Our Employees Could Have A Material Adverse Effect On Our Business.
         We are dependent upon the services of third parties, primarily Globe Medical Tech, Inc., related to our safety syringe development. The loss of their services and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. We are also dependent upon the services of our officer and employees. We are presently in default of employment agreements and there is no assurance that the individuals subject to such agreements will continue to provide services to the Company. The loss of the services of these individuals or our inability to retain suitable replacements could have a material adverse effect on our ability to continue operating.

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

     - Whether the cost of our product is competitive in the medical marketplace; and

     - Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves

Our Retractable Safety Needle Devices, If Successfully Commercialized, Could Be Exposed To Significant Product Liability Claims Which Could Be Time Consuming And Costly To Defend, Divert Management Attention and Adversely Impact Our Ability To Obtain and Maintain Insurance Coverage, Which Could Jeopardize Our License.
         The testing, manufacture, marketing and sale of our retractable safety needle devices will involve an inherent risk that product liability claims will be asserted against us. We currently do not have insurance which relates to product liability, but will seek to obtain coverage at such time as we have a product ready to market , although there is no assurance we will be able to obtain or pay for such coverage. Even if we obtain product liability insurance, it may prove inadequate to cover claims and/or costs related to potential litigation. The costs and availability of product liability insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our safety syringe.

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

         The safety syringe field is relatively new, and it is quite possible that new regulations could be proposed and adopted which could restrict marketing of its safety syringe. Although we are not presently aware of any such pending or proposed regulations, there is no assurance that they will not be enacted or imposed.

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

We Have A History Of Losses And Expect Future Losses
         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2004, we had accumulated a deficit of approximately $12.8 million. There is no assurance that our safety syringe will be commercially viable. There is no assurance that we will generate revenue from the sale of the safety syringe or that we will achieve or maintain profitable operations.

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

As Our Only Director, Mr. Wheet Has The Ability To Unilaterally Make Business Decisions For Us. Because We Have Only One Director, There Are No Procedures In Place To Resolve Potential Conflicts And To Evaluate Related Party Transactions That Are Typically Reviewed By Independent Directors.
         As the only director, Mr. Wheet has the ability to unilaterally make business decisions on our behalf. Because we do not maintain officer and director liability insurance and because the cost of obtaining such coverage is prohibitive, we do not expect to be able to attract any independent directors. Because we have only one director, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

We Do Not Expect To Pay Dividends
         We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.


ITEM 2.  DESCRIPTION OF PROPERTY

         None

ITEM 3.  LEGAL PROCEEDINGS.

         On March 11, 2005, the Company was permanently enjoined from future violations of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder as well as Sections 17a(2) and (3) of the Securities Act of 1933. No fines or penalties were imposed against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

         (a)  Market Information

         Our common stock is traded over the counter under the trading symbol "MXON". The high and low prices for our common stock during the calendar quarters ended were:

                  Quarter ended                                     High                  Low
                  -------------                                     ----                  ---
                  December 31, 2004                                 $0.070                $0.031
                  September 30, 2004                                $0.070                $0.025
                  June 30, 2004                                     $0.090                $0.038
                  March 31, 2004                                    $0.130                $0.055
                  December 31, 2003                                 $0.085                $0.040
                  September 30, 2003                                $0.150                $0.037
                  June 30, 2003                                     $0.140                $0.055
                  March 31, 2003                                    $0.150                $0.050

         Quotations on the National Quotation Bureau Pink Sheets reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions

         (b)  Holders

         As of March 15, 2005, we estimate that there were approximately 450 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

         1.  Plan of Operation for the Next Twelve Months

         (i) Cash Requirements

         We have no cash and are unable to pay present obligations as they become due. We plan to seek additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1.4 million will be required pursuant to the proposal from Globe Medical Tech, Inc., and approximately $600,000 will be needed to pay for operating costs such as telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

         None.

ITEM 7.  FINANCIAL STATEMENTS

         See Part F/S

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company's Chief Executive Officer, who is also the principal financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based on that evaluation, the Chief Executive Officer (who is also the principal financial officer) concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's periodic SEC filings. Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Identity of Directors and Executive Officers

         Rondald Wheet, age 39 is Chairman, CEO and a Director of Maxxon and has served in such capacity since March 16, 2005.

         (b) Other Directorships. Mr. Wheet is also a director of Clear Image, Inc., a private company.

         (c) Family Relationships

         None.

         (d) Involvement in Legal Proceedings of Officers, Directors, and Control Persons

         None.

ITEM 10.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


                                                                      Long Term Compensation
                                                             -----------------------------------------
                                                             ------------------------------ ----------
                                Annual Compensation                     Awards              Payouts
                        ------------------------------------ ------------------------------ ----------
                        ------------- ------- -------------- ----------- ------------------ ----------
                                              Other Annual
    Name and                                  Compen-sation  Restricted     Securities                  All Other
   Principal                                                 Stock          Underlying      LTIP       Compensation
    Position     Year    Salary(1)    Bonus                  Awards(2)     Options/SARs      Payouts
  ------------- ------- ------------- ------- -------------- ----------- ------------------ ---------- ------------
  Gifford M.
  Mabie,
  Former CEO     2004       $100,000   $-0-       $-0-        $40,000            -0-           $-0-        $-0-

                 2003       $100,000   $-0-       $-0-        $80,000           -0-           $-0-        $-0-


(1)  Salary for 2004 and 2003 was accrued by the Company but not paid.

(2) Represents the fair market value of the 2,000,000 shares of restricted common stock issued during 2004 and of the 4,000,000 shares of restricted common stock issued during 2003

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                                  Number of Securities   Value of
                                                                  Underlying             Unexercised
                                                                  Unexercised            In-the-Money
                                                                  Options/SARs at        Options/SARs at
                                                                  FY-End                 FY-End
                                Shares                            Exercisable/           Exercisable/
      Name                      Acquired on      Value Realized   Unexercisable          Unexercisable
                                Exercise
      ------------------------- ---------------- ---------------- ---------------------- -------------------
      Gifford M. Mabie,         N/A              N/A              300,000(1)             None (2)
      Former CEO

(1) Options were granted during 1998 at an exercise price of $0.50 per share, the closing price of the Company's common stock on the date of grant. Subsequent to year end, the options were forfeited.

(2) The closing price of our common stock at December 31, 2004 was $0.04 per share, which was less than the $0.50 per share exercise price of the options. Accordingly, the options were "out-of-the-money."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 16, 2005 and ownership consists of sole voting and investment power.



                                                                         Beneficial         Percentage of
                                                  Relationship to        Ownership          Outstanding
      Name and Address                            Company                Common Stock(1)    Common Stock (2)
      ------------------------------------------- ---------------------- ------------------ --------------------
      Rondald L. Wheet........................    CEO and Director           1,000,000                    1.15%
      2073 Shell Ring Circle
      Mt. Pleasant, SC 29466

      Gifford M. Mabie........................    Former Officer and         6,000,000                    6.89%
      9202 S. Toledo Ave.                         Director
      Tulsa, OK  74137


      Sole Officer and Director and Beneficial Owners
      As a Group (2 persons).........................................        7,000,000                    8.04%


(1) Includes shares of common stock issuable upon the exercise of options or warrants that are currently exercisable or will become exercisable within 60 days of March 16, 2005.

(2) For each shareholder listed above, his percentage of outstanding common stock was based on 87,088,279 shares issued and outstanding as of March 16, 2005, plus the shares that each shareholder has the right to acquire within 60 days of March 16, 2005.

Common Stock Options and Warrants Outstanding

         At December 31, 2004, the Company had outstanding options to purchase up to 5,835,000 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 7,587,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. See Part F/S "Notes to Financial Statements". Subsequent to year end, the Company entered into a mutual release and settlement agreement with its former CEO, whereby the Company issued a warrant to purchase up to 12,913,239 shares of Company common stock at $0.001 per share on or before April 14, 2010. Because the warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date and because the warrant holder presently owns more than 4.99% of the outstanding shares of Common Stock of the Company, the warrant is not presently exercisable nor will it be exercisable within the next 60 days. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note 7 "Related Party Transactions" to the Financial Statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
         See  "Index to and Description of Exhibits"

Reports on Form 8-K:
         The Company had no Form 8-K filings during the fourth quarter of 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
         Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2004 and 2003 were $8,063 and $6,849 respectively.

Audit Related Fees
         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-.

Tax Fees
         Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2004 and 2003 were $568 and $903, respectively.

All Other Fees
         All Other Fees consists of fees related to review of our Form S-8 registration statements in 2004. All other fees may also include fees for services which would not impair the independence of the auditor which support our evaluation of the effectiveness of our internal controls and enhance the auditor's understanding of our system and controls not included in Audit Related Fees. The aggregate All Other Fees billed for the fiscal years ended December 31, 2004 and 2003 were $783 and $515, respectively.

Audit Committee
         The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                   PART F/S

                          INDEX TO FINANCIAL STATEMENTS


Audited Financial Statements

Independent Auditors' Report.......................................................................      21

Balance Sheet At December 31, 2004.................................................................      22

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2004
And For The Years Ended December 31, 2004 and 2003................................................       23

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2004
And For The Years Ended December 31, 2004 and 2003.................................................      24

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through
December 31, 2004..................................................................................      25

Notes To Financial Statements From Inception (August 16, 1996) Through
December 31, 2004, And For The Years Ended December 31, 2004 and 2003..............................      26



                                       20


                          Independent Auditor's Report


To the Shareholders of
Maxxon, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheet of Maxxon, Inc. (a development stage company) for the years ended December 31, 2004 and 2003, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2004 and 2003 and for the period from December 16, 1996 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxon, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from December 16, 1996 (inception) to December 31, 2004 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants

February 25, 2005

                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                December 31, 2004


                                      ASSETS
Current assets
Cash                                                                $ 2,380
Employee Advances                                                    14,636
Prepaid Expenses                                                      8,333
Notes receivable- related parties                                    76,300
                                                                -----------
   Total current assets                                             101,649
                                                                -----------

Property and Equipment, net of depreciation (Note 3)                 10,541
                                                                -----------

TOTAL ASSETS                                                      $ 112,190
                                                                ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                          $ 163,013
Accrued Salaries                                                    853,333
Accrued Consulting Fees                                             180,000
Related Party Payables (Note 7)                                      24,375
                                                                -----------
   Total current liabilities                                      1,220,721

                                                                -----------
Total liabilities                                                 1,220,721
                                                                -----------

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized;
   no shares issued and outstanding                                       -
Common stock, $0.001 par value,
   250,000,000 shares authorized;
   83,338,279 shares issued and outstanding                          83,338
Common stock subscribed                                              (1,000)
Common stock purchased by employees                                (356,746)
Paid in capital                                                  11,984,337
Deficit accumulated during the development stage                (12,818,460)
                                                                -----------
   Total shareholders' deficiency                                (1,108,531)
                                                                -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                    $ 112,190
                                                                ===========



   The accompanying notes are an integral part of the financial statements



                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
         From Inception (August 16, 1996) Through December 31, 2004 and
                 For The Years Ended December 31, 2004 and 2003




                                           From inception
                                              (August 16,
                                            1996) through               Year Ended              Year Ended
                                        December 31, 2004        December 31, 2004       December 31, 2003
                                        -----------------        -----------------       -----------------

Investment Income                               $ 170,753                      $ -                       -
Other Income                                        3,857                       50                       -
                                        -----------------        -----------------       -----------------
                                                  174,610                       50                       -
                                        -----------------        -----------------       -----------------

Expenses
Research and development                        1,659,546                  101,198                  21,766
General and administrative                     11,248,679                1,445,349               1,361,912
                                        -----------------        -----------------       -----------------
   Total operating expenses                    12,908,225                1,546,547               1,383,678
                                        -----------------        -----------------       -----------------
Operating loss                                (12,733,615)              (1,546,497)             (1,383,678)

Interest income                                    17,276                        -                       -

Interest expense                                   31,045                   (1,039)                  1,181

Loss on disposal of assets                          2,006                        -                       -

Depreciation and amortization                      69,070                    6,550                   6,659
                                        -----------------        -----------------       -----------------
Net loss from operations                    $ (12,818,460)            $ (1,552,008)           $ (1,391,518)
                                        =================        =================       =================
Weighted average shares
outstanding                                    24,286,994               75,219,896              31,838,152
                                        -----------------        -----------------       -----------------

Net loss per share (Note 1)                       $ (0.53)                 $ (0.02)                $ (0.04)
                                        -----------------        -----------------       -----------------

                                       23


   The accompanying notes are an integral part of the financial statements


                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (August 16, 1996) Through December 31, 2004


                                                                   From Inception
                                                                      (August 16,                 Year Ended
                                                                    1996) through   --------------------------------------
                                                                December 31, 2004   December 31, 2004    December 31, 2003
                                                                -----------------   -----------------    -----------------
Operating activities
Net loss                                                              (12,818,460)       $ (1,552,008)        $ (1,391,518)
Plus non-cash charges to earnings:
Depreciation and amortization                                              69,060               6,550               14,644
Common stock issued for services                                        2,641,507             954,300              208,400
Expenses paid by third parties                                             57,134                   -                    -
Contribution of services by officer and employees                         799,154                   -                    -
Services by officer and employees paid for
     with non-cash consideration                                          167,500                                   80,000
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                 1,775,577                   -              288,959
Allowance for doubtful accounts                                           (25,400)            (25,400)                   -
Write-off of organizational costs                                           3,196                   -                    -
Write-off of zero value investments                                       785,418                   -                    -
Write-off of leasehold improvements and computer equipment                  2,006                   -                    -
Compensation costs for stock options and warrants
granted to non-employees                                                1,205,015                   -               72,300
Change in working capital accounts:
(Increase) decrease in receivables from related parties                   (68,900)                                 128,961
(Increase) decrease in prepaid expenses                                    (8,333)             (8,333)                   -
   (Increase) decrease in other receivables                              (176,577)                                       -
Increase (decrease) in accrued salaries                                    60,000              60,000
Increase (decrease) in accrued consulting fees                            180,000             180,000
Increase (decrease) in accounts payable and accrued liabilities         1,033,562              74,027              495,562
                                                                -----------------   -----------------    -----------------
      Total operating activities                                       (4,318,541)           (310,864)            (102,692)
                                                                -----------------   -----------------    -----------------
Investing activities
Purchase of equipment                                                     (67,042)                                       -
Investment in syringe patent development                                  (10,000)                  -                    -
Investment in Ives Health Company                                        (251,997)                  -                    -
Investment in The Health Club                                             (10,000)                  -                    -
                                                                -----------------   -----------------    -----------------
      Total investing activities                                         (339,039)                  -                    -
                                                                -----------------   -----------------    -----------------
inancing activities
Loans from shareholders                                                    13,907                                        -
Repayment of loans from shareholders                                       (8,005)              3,364                    -
Repayments of Promissory Notes                                            190,754              18,750               69,201
Common stock subscribed                                                    (1,000)             (1,000)
Sale of common stock for cash:
   To third-party investors (prior to merger)                             574,477                   -                    -
   To third-party investors                                             2,935,345                                        -
   From exercise of stock options                                         801,800             291,900                    -
   Less:  Issue Costs                                                    (102,318)                  -                    -
Convertible debentures issued for cash                                    355,000                   -                    -
Payment of exclusive license note payable                                (100,000)                  -                    -
                                                                -----------------   -----------------    -----------------
      Total financing activities                                        4,659,960             313,014               69,201
                                                                -----------------   -----------------    -----------------
Change in cash                                                              2,380               2,150              (33,491)
Cash at beginning of period                                                     -                 230               33,721
                                                                -----------------   -----------------    -----------------
Cash at end of period                                                     $ 2,380             $ 2,380                $ 230
                                                                =================   =================    =================
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                      29,084                   -                    -
                                                                -----------------   -----------------    -----------------
Non-cash financing and investing activities:
Common stock issued to founders                                             7,000                   -                    -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                 300                   -                    -
Common stock issued in Ives merger                                        346,262                   -                    -
Common stock subscriptions                                                 69,800                   -                    -
Capitalized compensation cost for options granted                       1,487,700                   -                    -
Common stock issued in exchange for promissory note                       676,500                   -                    -
Common stock issued for payment of debt                                    76,888                   -                    -
Common stock issued for convertible debentures                            190,660                   -                    -
Common stock issued for services                                          471,663                   -                    -
Common stock issued to pay Ives debt                                       27,000                   -                    -
                                                                -----------------   -----------------    -----------------


   The accompanying notes are an integral part of the financial statements


                                       24

                                  Maxxon, Inc.
                          (A Development Stage Company)

                Statements of Shareholders' Equity From inception
                  (August 16, 1996) through December 31, 2004

                                                                                                Deficit
                                                                                            Accumulated
                                                                                             during the
                                                          Common Stock           Paid-In    Development   Subscription
                                                        Shares      Amount       Capital          Stage     Receivable        Total
                                                    ----------    --------  ------------    -----------   ------------   ----------

Balance at Inception (August 16, 1996)                       -           -            -               -             -            -

Cerro Mining/Maxxon-OK Merger:
 Cerro Mining                                          531,000         531         (231)                                        300
 Maxxon-OK:
   Shares issued to founders                         7,000,000       7,000                                                    7,000
   Shares sold for cash
   to third-party investors                            578,000         578      573,899                                     574,477
Ives Transactions:
   Investment in Ives Health Company                   311,240         311      310,951                                     311,261
   Investment in The Health Club                        35,000          35       34,965                                      35,000
   Conversion of Ives Debt                              18,513          19       26,981                                      27,000
Issuance of Common Stock for:
   Cash from third-party investors                     218,569         219      353,501                                     353,720
   Cash from related party
   Promissory Notes                                     64,500          65      128,935                                     129,000
   Subscriptions Receivable                             52,757          53       69,747                       (69,800)            -
   Services Rendered                                    90,499          90      173,337                                     173,427
   Debentures Converted                                102,673         103       74,897                                      75,000
Net Income (Loss) at December 31, 1997                                                         (795,375)                   (795,375)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 1997                         9,002,751       9,003    1,746,982        (795,375)      (69,800)      890,809

Issuance of Common Stock for:
   Conversion of Ives Debt                              44,827          45       54,955                                      55,000
   Cash from third-party investor                       50,000          50       90,950                                      91,000
   Options exercised by third-parties for cash         545,867         546      359,354                                     359,900
   Options exercised by third-parties for services      24,133          24       18,076                                      18,100
   Services Rendered by third-parties                  988,007         988      573,560                                     574,549
   Debentures Converted by third parties               548,574         549      274,451                                     275,000
   Settlement with related party                       350,000         350                                                      350
Certificates canceled:                                 (91,572)        (92)     (40,173)                                    (40,265)
Value of Services Contributed by Officer
   and Employees                                                                114,154                                     114,154
Compensation Cost for Stock Options Granted
   to Non-Employees                                                             918,187                                     918,187
Cancellation of Subscriptions Receivable
   from related party                                                                                          69,800        69,800
Net Income (Loss) at December 31, 1998                                                       (2,584,383)                 (2,584,383)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 1998                        11,462,587      11,463    4,110,497      (3,379,758)            0       742,202

Issuance of Common Stock for:
   Cash from third-party investor                      390,693         390      342,034                                     342,424
Less: Issue Costs                                                               (16,743)                                    (16,743)
   Options exercised by third-parties for cash         300,000         300      149,700                                     150,000
   Services Rendered by third-parties                  164,069         164      166,579                                     166,743
Value of Services Contributed by Officer
   and Employees                                                                280,000                                     280,000
Compensation Cost for Stock Options Granted
   to Non-Employees                                                              89,728                                      89,728
Net Income (Loss) at December 31, 1999                                                       (1,014,555)                 (1,014,555)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 1999                        12,317,349      12,317    5,121,795      (4,394,313)            0       739,799

Issuance of Common Stock for:
   Cash from third-party investor                      862,776         863      249,525                                     250,388
   Less: Issue Costs
Value of Services Contributed by Officer
   and Employees                                                                405,000                                     405,000
Net Income (Loss) at December 31, 2000                                                       (1,347,859)                 (1,347,859)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2000                        13,180,125      13,180    5,776,320      (5,742,172)            0        47,328

Issuance of Common Stock for:
   Cash from third-party investor                    6,558,333       6,558    1,598,142                                   1,604,700
Purchased by Employees                               3,650,000       3,650      543,850                       547,500)            0
Issued for Repayment of Debt                            50,000          50        7,450                                       7,500
Less: Issue Costs                                                               (85,575)                                    (85,575)
   Services Rendered by third-parties                  450,000         450      422,000                                     422,450
Compensation Cost of stock issued  and
options granted for services                           200,000         200    1,487,500                                   1,487,700
Compensation Cost of stock issued  and
options granted for services to be amortizeed                                (1,048,754)                                 (1,048,754)
Net Income (Loss) at December 31, 2001                                                       (2,199,085)                 (2,199,085)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2001                        24,088,458      24,088    8,700,933      (7,941,257)     (547,500)      236,264

Issuance of Common Stock for:
   Cash from third-party investor                    3,625,000       3,625      358,875                                     362,500
Exercise of Options                                  2,006,822       2,007       (2,007)                                          0
Payment towards promissory note balances                                                                      102,803       102,803
Amortized Compensation Cost of stock
issued  and options granted for services                                        759,795                                     759,795
Compensation Cost of stock issued  and
options granted for services                         1,200,000       1,200      323,300                                     324,500
Net Income (Loss) at December 31, 2002                                                       (1,933,676)                 (1,933,676)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2002                        30,920,280      30,920   10,140,896      (9,874,933      (444,697)     (147,814)

Issuance of Common Stock for:
MPI Settlement costs of stock issued and
   options granted for services                      1,140,000       1,140      139,560                                     140,700
Compensation cost of stock issued and
   options granted for services                      7,000,000       7,000      133,000                                     140,000
Amortized compensation cost of stock
   issued and options granted for services                                      288,959                                     288,959
Indemnification cost of stock issued and
   options granted for services                      4,000,000       4,000       76,000                                      80,000
Payment towards promissory note balances                                                                       69,201        69,201
Net Income (Loss) at December 31, 2003                                                       (1,391,518)                 (1,391,518)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2003                        43,060,279    $ 43,060   10,778,415    $(11,266,451)  $ (375,496)   $ (820,472)

Issuance of Comm Stock for:
   Cash from third-party investor                      100,000    $    100  $     4,900                                 $     5,000
Exercise of Options                                  5,866,000       5,866      248,234                                     254,100
Exercise of Warrants                                 1,462,000       1,462       71,638                   $   (1,000)        72,100
Compensation cost of stock issued
   for services                                     32,850,000      32,850      881,150                                     914,000
Payment towards promissory note blaances                                                                      18,750         18,750
Net Income (Loss) at December 31, 2004                                                     $ (1,522,008)                 (1,552,008)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2004                        83,338,279    $ 83,338  $11,984,337    $(12,818,460)  $ (357,746)   $(1,108,531)
                                                    ==========    ========  ============    ===========   ============   ==========



                                       25


The accompanying notes are an integral part of the financial statements.

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2004




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

         On January 3, 2001, the Company entered into written employment agreements with its officer and director and certain employees. These agreements designate specific salaries and require that the salaries be paid in 24 semi-monthly installments. As of December 31, 2004, the Company owed $853,333 pursuant to the employment agreements. The Company has no cash with which to pay its obligations pursuant to the employment agreements.

         On January 1, 2005, the existing employment agreements with all but the Company's officer and director were cancelled. The previous employees agreed to continue assisting the Company in a consulting capacity. As such, consulting agreements were executed. These agreements are discussed further in Note 4, "Other Commitments and Contingencies."

         There is no assurance that the Company's officer who continues under an employment agreements will continue to serve the Company without being paid. See
Note 4, "Other Commitments and Contingencies."

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

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2004 and 2003 calculations of loss per share.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(12,818,460) for the period from inception (August 16, 1996) to December 31, 2004, and a net loss of $(1,552,008) and $(1,391,518) for the years ended December 31, 2004 and 2003, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety needle devices. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Litigation

         On December 31, 2002, the Securities and Exchange Commission filed a civil complaint in the Northern District Court of Oklahoma against the Company. On March 11, 2005, the Company was permanently enjoined from future violations of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b(5) thereunder as well as Sections 17a(2) and (3) of the Securities Act of 1933. No fines or penalties were imposed against the Company.

         On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The lawsuit has now been settled.


Note 4 - Other Commitments and Contingencies

Patent Applications for the Company's Retractable Safety Needle Devices
         On January 25, 2005, the patent for the Company's retractable safety syringe design was issued. The patent for the Company's retractable safety blood drawing device was published on April 10, 2003. The Company does not yet have foreign patent protection for these devices and there is no assurance that such patent protections will be sought or secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

Agreement to manufacture Maxxon's 3cc Retractable Safety Syringe
         On November 13, 2003, the Company entered into an agreement with Globe Medical Tech, Inc. to manufacture Maxxon's 3cc retractable safety syringe with locking mechanism at Globe's manufacturing facilities in China. Globe's responsibilities will include production mold, product development assistance and validation of the initial assembly process, all product testing, test data and prototype product samples for submission to the FDA for approval. Globe agreed to produce 10,000,000 of Maxxon's retractable safety syringes, packaged and sterilized, for $1.4 million. Globe's production capacity at their China plant is approximately 2,000,000 syringes per month. Globe estimates that production molds will be completed 6-8 weeks after the project begins. The proposal is subject to Maxxon raising the $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of the FDA approval for the syringe, and 25% will be due after receiving the syringes. The Company is presently seeking the capital necessary to begin the project. However there is no assurance that the Company will raise the capital on acceptable terms, if at all.

Amendment to Agreement to manufacture Maxxon's 3cc Retractable Safety Syringe
         On April 21, 2004, the Company and Globe Medical Tech, Inc. amended the Manufacturing Agreement dated November 13, 2003. The amendments are limited to the scope of services and compensation portions of the Manufacturing Agreement. All other terms of the agreement shall continue in full force and effect. The Company, upon the execution of this amendment, paid $50,000 to Globe for the production of soft molds and 1,500 3cc Maxxon Safety Syringe samples. As of December 31, 2004, a total of $100,000 had been paid to Globe Medical Tech, Inc.

Payments Due Pursuant to Amended Employment Agreements
         As of December 31, 2004, the Company owed its officer and its former employees a total of $853,333 pursuant to the amended employment agreements described below. There is no assurance that the Company's officer will continue to serve without being paid. The loss of the services of the Company's officer could have a material adverse effect on the Company's continued operations.

Amended Employment Agreements.
         On August 8, 2001, the Company entered into written amended employment agreements with Gifford Mabie, the Company's sole officer and director, and Rhonda Vincent, Thomas Coughlin and Vicki Pippin, whom the Company retained as employees. The material terms of these agreements were substantially the same, except that Mr. Mabie's agreement states he will not compete with the Company for one-year after he resigns voluntarily or is terminated for cause. If Mr. Mabie is terminated without cause or if he resigns because a change of control has occurred, then the non-compete clause of his employment agreement will not be applicable.

         Until January 1, 2004, the employment agreements had remained in effect since their inception, automatically renewing bi-annually. As of January 1, 2004, Rhonda Vincent, Thomas Coughlin, and Vicki Pippin's employment agreements were cancelled and each individual agreed to continue assisting Maxxon in a consulting capacity. As such, the details of their consulting agreements are described further under "Consulting Agreements." Mr. Mabie's agreement was renewed January 1, 2004 for a period of 2 years. Mr. Mabie's agreement can be ended either by Maxxon or by Mr. Mabie upon 30 days' written notice. It provides for an annual salary of at least $100,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Mr. Mabie's salary is accrued by the Company and paid in whole or in part as cash is available.

         If Mr. Mabie resigns or is terminated for any reason, his accrued and unpaid salary plus severance pay ranging from three (3) months to twenty-four
(24) months, depending on the circumstances of his departure, will be due and payable within 30 days of his resignation or termination. Under Mr. Mabie's employment agreement, the Company is obligated to pay certain fringe benefits, including, but not limited to, participation in pension plans, profit-sharing plans, employee stock ownership plans, stock appreciation rights, hospitalization and health insurance, disability and life insurance, paid vacation and sick leave.

         The Company reimburses Mr. Mabie for any reasonable and necessary business expenses, including travel and entertainment expenses that are necessary to carry out his duties. Mr. Mabie has the right to participate in other businesses as long as those businesses do not compete directly with the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. The Company is obligated to indemnify Mr. Mabie for all legal expenses and liabilities incurred with any proceeding involving Mr. Mabie by reason of his being an officer, director, employee or agent of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in Mr. Mabie's sole judgment, he or she needs to retain counsel or otherwise expend personal funds for his defense. If there is a change in control, Mr. Mabie has the right to resign. A change in control is defined as a change in the majority of Directors within any twelve month period without 2/3 approval of the shares outstanding and entitled to vote, or a merger where less than 50 percent of the outstanding common stock survives and a majority of the Board of Directors remains, or the sale of substantially all of our assets, or if any other person or group acquires more than 50 percent of the voting capital.

Consulting Agreements
         On January 1, 2004, the Company entered into one year consulting agreements with three of its former employees for accounting, financial reporting and administrative services. The consulting agreements provide for indemnification of the consultants for all legal expenses and liabilities incurred with any proceeding involving them by reason of their being an employee, agent or consultant of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in the consultants' judgment, individually or as a group need to retain counsel or otherwise expend personal funds for their defense. The agreements provide for a payment of at least $100,000 individually to be accrued and paid as cash becomes available. The agreements automatically renew on a yearly basis. During 2004, the Company issued 6,000,000 shares of Common stock to these consultants. The shares were valued at $120,000 and were amortized fully at December 31, 2004.


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

Note 6-           Property and Equipment, Net

         As of December 31, 2004, property and equipment, net of depreciation, consisted of the following amounts:

                                                     Useful Life
                                                                         Amount
                                                     ------------ --------------
                                                     ------------ --------------

  Computer equipment                                   5 Years      $32,322.98
       Less: Accumulated Depreciation                               (21,782.58)
                                                                 ---------------
                                                                     10,540.40
                                                                 ---------------

  Furniture and fixtures                               5 Years       17,625.73
       Less: Accumulated Depreciation                               (17,625.73)
                                                                 ---------------
                                                                             -
                                                                 ---------------

  Total property and equipment, net of depreciation                  $10,540.40
                                                                 ===============


Note 7 - Related Party Transactions

         The Company leases approximately 4,200 square feet of commercial office space pursuant to a lease that expires December 31, 2004. The monthly lease payment for the office space is $6,300, for which the Company is obligated with other companies that share the office space. The Company's officer and director and its employees may be officers, directors, employees or shareholders of these other companies. In addition to office space, the Company may share staff and other administrative expenses with these other companies. From time to time, Maxxon and the other companies may borrow from and/or make cash advances to each other for the payment of rent and administrative expenses. As of September 30, 2004, Maxxon's receivable for rent and administrative expenses was $65,350. During the year ended December 31, 2004, the Company received $3,364 as payment of promissory notes from employees.

         During March 2004, the Company issued its now former CEO, a total of 2,000,000 shares of restricted common stock.

Note 8 - Equity Transactions

         During the year ended December 31, 2004, the Company issued 5,200,000 shares of its common stock for accounting services to four individuals. 5,000,000 shares were valued at $0.02 per share and 200,000 shares were valued at $0.04 per share. These values were the closing prices on the dates the individual transactions occurred. The Company recorded $108,000 in accounting expense related to these events.

         During the year ended December 31, 2004, the Company issued 9,650,000 shares of its common stock to employees and certain consultants for their services. Included in the shares issued were 2,000,000 shares of restricted common stock to Gifford Mabie, the Company's CEO. 9,000,000 shares were valued at $0.02 per share and 650,000 shares were valued at $0.04 per share. These values were the closing prices on the dates the individual transactions occurred. The Company recorded $206,000 in consulting expense related to these events.

         During the year ended December 31, 2004, the Company issued 5,066,000 shares of its common stock pursuant to the exercise of options. These options were exercisable at $0.05 per share. The Company received $253,300 in cash as a result of these transactions.

         During the year ended December 31, 2004, the Company issued 800,000 shares of its common stock pursuant to the exercise of options. These options were exercisable at $.001 per share. The Company received $800 in cash as a result of the transaction.

         During the year ended December 31, 2004, the Company sold 5,000 shares of its Series A Convertible Preferred Stock to an accredited investor for a total of $5,000 in cash. The shares were sold pursuant to the Company's preferred stock offering. Effective April 21, 2004 the Company entered an agreement with its sole Preferred shareholder to convert those preferred shares to 100,000 shares of the Company's common stock.

         During the year ended December 31, 2004, the Company issued 18,000,000 shares of its common stock as payment for legal services. 7,500,000 shares were valued at $0.02, 3,000,000 shares were valued at $0.025, and 7,500,000 shares were valued at $0.025 per share. In connection with the transactions, the Company recorded $600,000 as legal expense.

         During the year ended December 31, 2004, the Company issued 1,442,000 shares of its common stock pursuant to the exercise of warrants. These warrants were exercisable at $0.05 (See Note 9 - Stock Options and Warrants Outstanding). The Company received $72,100 in cash as a result of the transactions.

Note 9 - Stock Options and Warrants Outstanding

The following tables summarize information about the stock options and warrants outstanding at December 31, 2004:


                                     Employee           Non-          Warrants            Total       Average
                                                    Employee                                         Exercise
                                Stock Options  Stock Options                                            Price
                                -------------- -------------- ----------------- ---------------- -------------
      Balance at 12/31/03           9,000,000      2,800,000         9,049,000       20,849,000         $0.27
      Granted                               -              -                 -                -             -
      Exercised                   (5,166,000)      (800,000)       (1,462,000)      (7,428,000)         $0.04
      Forfeited                             -              -                 -                -             -
                                -------------- -------------- ----------------- ----------------
      Balance at 12/31/04           3,834,000      2,000,000         7,587,000       13,421,000         $0.32
                                ============== ============== ================= ================



                                        Options & Warrants Outstanding                     Exercisable
                              ----------------------------------------------------
      Range of Exercise       Number             Weighted      Weighted Average     Number          Weighted
                                                 Average
                                                 Remaining                                          Average
                              Outstanding at     Contractual                       Exercisable at   Exercise
      Price                   12/31/04           Life          Exercise Price      12/31/04         Price
      ----------------------- ------------------ ------------- ------------------- ---------------- -----------
      Employees:
      $ .05 to $.50                   3,834,000          6.79               $0.17        3,834,000       $0.17
      Non-Employees:
      $ .05 to $.50                   2,000,000          2.80               $0.23        1,680,000       $0.18
      Warrants
      $ .25 to $.50                   7,587,000          1.57               $0.43        7,587,000       $0.43
                              ------------------                                   ----------------
                                     13,421,000                                         13,101,000
                              ==================                                   ================


         Stock Options
         As of December 31, 2004, the Company had outstanding options to purchase up to 5,834,000 shares of its common stock pursuant to the Company's Stock Option Plan. Under the Plan, employees were granted options during January of 1998 to purchase up to 1,000,000 shares of common stock on or before January of 2008 at an exercise price of $0.50 per share and were granted options during January of 2003 to purchase up to 8,000,000 shares of common stock on or before January of 2013 at an exercise price of $0.05 per share. For the year ended December 31, 2004, a total of 5,166,000 options were exercised at an exercise price of $0.05 per share. No Stock Option Plan options were cancelled or forfeited during the period.

         As of December 31, 2004, there were outstanding options for Non-Employees to purchase up to 2,000,000 shares of common stock at exercise prices ranging from $0.05 per share to $0.50 per share. Of the 2,000,000 options outstanding, 800,000 were granted in connection with the Rippstein license during November, 1999 at an exercise price of $0.50 per share and expire during November, 2008. Of his 800,000 options, 480,000 were exercisable as of December 31, 2004. Because the Company has determined not to file a PMA application to obtain FDA approval for the Rippstein Syringe, it is unlikely that the remaining 320,000 options will vest. In January of 2003, 2,000,000 options were granted in connection with a settlement agreement between the Company and its former investor relations firm. The 2,000,000 shares of common stock were exercisable in increments of 500,000 shares, each at exercise prices ranging from $0.10 per share to $0.40 per share on or before January 6, 2006. Effective April 23, 2004 the Directors reset the option price to $.05 on 1,200,000 options and $.001 on 800,000 options. The 800,000 options were exercised during the period, with no additional options issued, cancelled or forfeited during the period.

         Warrants
         As of December 31, 2004, the Company has outstanding warrants to purchase up to 7,587,000 shares of common stock at exercise prices ranging from $0.25 per share to $0.50 per share that were issued in connection with private sales of securities during 2001 and 2002. Of the 7,587,000 warrants outstanding, 5,437,000 warrants are exercisable at $0.50 per share on or before December 31, 2005 and 2,150,000 warrants are exercisable at $0.25 per share on or before December 31, 2007. During the second quarter, the Company offered its warrant holders a reduced strike price for a limited period of time. Pursuant to that offer, 1,462,000 warrants were exercised generating $72,100 in cash to the Company. No warrants were issued, cancelled or forfeited during the year ended December 31, 2004.

Note 10 -         Subsequent Events

         On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, whereby the Company issued a promissory note for $216,834.16 and warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification. The note, which is unsecured, bears interest at 12% per year and is due April 14, 2006. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date.

Index to and Description of Exhibits


EX
No.                            Description of Exhibit
3.1.    Amended Articles of Incorporation *

3.2.    Bylaws  (filed as Exhibit  2.2 to our Amended  Form 10-SB filed  August 15,
        2001)

4.1.    Form of Common  Stock  Certificate  (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999

10.1.   1998  Incentive  Stock  Option Plan (filed as Exhibit 6.1 to our Form
        10-SB filed December 23, 1999

10.2.   2004 Stock Incentive Plan (filed as Appendix A to our Form DEF 14A filed
        October 8, 2004)

10.3.   Form of  Officer/Director  Indemnification  Agreement (filed as Exhibit 6.3 to our Form 10-SB filed December 23, 1999)

10.4.   Agreement and Plan of Merger between Cerro Mining  Corporation  and Maxxon,
        Inc.  dated  May 9, 1997  (filed as  Exhibit  6.6 to our Form  10-SB  filed
        December 23, 1999)

10.5.   Exclusive License Agreement between Wayland Rippstein, Ken Keltner, Lynn Carter and
        Maxxon dated November 18, 1999 (filed as Exhibit 6.9 to our Form 10-SB filed
        December 23, 1999)

10.6.   Form of Stock Option Agreement between Ripstein, Keltner and Carter and Maxxon dated
        November 18, 1999 (filed as Exhibit 6.11 to our Form 10-SB filed December 23, 1999)

10.7.   Amended  Employment  Agreement  between  Maxxon and Gifford Mabie (filed as
        Exhibit 10.22 to our Form 10-QSB filed August 21, 2001)

10.8.   Amended Employment  Agreement between Maxxon and Dr. Thomas Coughlin (filed as Exhibit 10.23 to our Form 10-QSB filed August 21, 2001)

10.9.   Amended  Employment  Agreement  between Maxxon and Rhonda Vincent (filed as
        Exhibit 10.24 to our Form 10-QSB filed August 21, 2001)

10.10.  Amended  Employment  Agreement  between Maxxon and Vicki Pippin (filed as
        Exhibit 10.25 to our Form 10-QSB filed August 21, 2001)

10.11.  Agreement  with  Globe  Medical  Tech,   Inc.  to  manufacture  our  3cc
        retractable safety syringe, with locking mechanism, dated November 13, 2003
        (filed as Exhibit 10.11 to our Form 10-KSB filed March 30, 2004)

10.12.  National Marketing  Agreement between Maxxon and Globe Medical Tech, Inc.
        dated  February  10, 2004 (filed as Exhibit  10.11 to our Form 10-KSB filed
        March 30, 2004)

10.13.  Mutual Release and Settlement  Agreement between Maxxon, Inc. and Gifford
        M. Mabie dated April 14, 2005

99.1.   Certification of Officer Pursuant to Section 906 of the  Sarbanes-Oxley Act
        of 2002 (18 U.S.C. 1350)*

        *  Filed Herewith


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MAXXON, INC.


                                                     /s/ RONDALD L. WHEET
                                                     -------------------------
                                                     By:  Rondald L. Wheet,
                                                     Chief Executive Officer

April 15, 2005