Form 10QSB
period 2005-03-31
MAXXON INC
filed 2005-05-23
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

                             2073 Shell Ring Circle
                             Mt. Pleasant, SC 29466
              (Address of principal executive offices and Zip Code)

                                 (843) 971-4848
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 92,088,279 shares of Common Stock, $0.001 par value, outstanding as of April 30, 2005.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet at March 31, 2005 (Unaudited).......................................................  3

Statements of Operations For The Period From Inception (October 6, 1998)
to March 31, 2005 And For The Three Months Ended March 31, 2005 and 2004 (Unaudited)..............  4

Statements of Cash Flows For The Period From Inception (October 6, 1998)
to March 31, 2005 And For The Three months Ended March 31, 2005 and 2004 (Unaudited)..............  5

Notes to the Financial Statements (Unaudited).....................................................  6




                                  MAXXON, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 MARCH 31, 2005


                                      ASSETS
Current assets
Cash                                                                                           $ 604
Related Party Receivables (Note 6)                                                             1,500
                                                                                           ---------
   Total current assets                                                                        2,104

Property and Equipment, net of depreciation (Note 3)                                           8,924
                                                                                           ---------
TOTAL ASSETS                                                                                $ 11,028
                                                                                           =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                                                   $ 176,110
Accrued Salaries                                                                             953,333
Accrued Consulting Fees                                                                      180,000
Related Party Payables (Note 6)                                                               25,348
                                                                                           ---------
   Total current liabilities                                                               1,334,791
                                                                                           ---------
Total liabilities                                                                          1,334,791
                                                                                           ---------
Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares issued and outstanding                                   -
Common stock, $0.001 par value,
   125,000,000 shares authorized; 87,442,279 shares issued and outstanding                    87,442
Common stock purchased by employees                                                         (356,746)
Paid in capital                                                                           12,114,083
Deficit accumulated during the development stage                                         (13,168,542)
                                                                                         ------------
   Total shareholders' deficiency                                                         (1,323,763)
                                                                                         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                              $ 11,028
                                                                                         ============

The accompanying notes are an integral part of the interim financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
          From Inception (August 16, 1996) Through March 31, 2005 and
               For the Three Months Ended March 31, 2005 and 2004


                                           From inception
                                            (August 16,                        Three Months Ended
                                            1996) through              -----------------------------------
                                           March 31, 2005            March 31, 2005          March 31, 2004
                                           --------------            --------------          --------------

Investment Income                               $ 170,753                      $ -                       -
Other Income                                        3,857                        -                       -
                                           --------------            --------------          --------------
                                                  174,610                        -                       -
                                           --------------            --------------          --------------

Expenses
Research and development                        1,660,986                    1,440                   7,870
General and administrative                     11,598,450                  349,771                 317,360
                                           --------------            --------------          --------------
   Total operating expenses                    13,259,436                  351,211                 325,230
                                           --------------            --------------          --------------

Operating loss                                (13,084,826)                (351,211)               (325,230)
                                           --------------            --------------          --------------
Interest income                                    17,276                        -                       -
                                           --------------            --------------          --------------
Interest expense                                   31,099                       54                     508
                                           --------------            --------------          --------------
Loss on disposal of assets                           (794)                  (2,800)                      -
                                           --------------            --------------          --------------
Depreciation and amortization                      70,687                    1,616                   1,702
                                           --------------            --------------          --------------
Net loss from operations                    $ (13,168,542)              $ (350,081)             $ (327,440)
                                           ==============            ==============          ==============

Weighted average shares
outstanding                                    26,101,429               84,988,790              49,179,168
                                           --------------            --------------          --------------

Net loss per share (Note 1)                       $ (0.50)                 $ (0.00)                $ (0.01)
                                           ==============            ==============          ==============



The accompanying notes are an integral part of the interim financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
          From Inception (August 16, 1996) Through March 31, 2005 and
               For the Three Months Ended March 31, 2005 and 2004

                                                                    From Inception
                                                                       (August 16,              Three Months Ended
                                                                     1996) through       -------------------------------
                                                                    March 31, 2005     March 31, 2005       March 31, 2004
                                                                    --------------     --------------       --------------
Operating activities
Net loss                                                             (13,168,542)         $ (350,081)          $ (327,440)
Plus non-cash charges to earnings:
Depreciation and amortization                                             70,676               1,616                1,702
Common stock issued for services                                       2,775,157             133,650              270,000
Expenses paid by third parties                                            57,134                   -                    -
Contribution of services by officer and employees                        799,154                   -                    -
Services by officer and employees paid for
     with non-cash consideration                                         167,500                                  160,000
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                1,775,577                   -                    -
Allowance for doubtful accounts                                           63,383              88,783                    -
Write-off of organizational costs                                          3,196                   -                    -
Write-off of zero value investments                                      785,418                   -                    -
Write-off of leasehold improvements and computer equipment                 2,006                   -                    -
Compensation costs for stock options and warrants
granted to non-employees                                               1,205,015                   -                    -
Change in working capital accounts:
(Increase) decrease in receivables from related parties                  (68,900)                                   4,618
(Increase) decrease in prepaid expenses                                        -               8,333             (240,000)
   (Increase) decrease in other receivables                             (176,577)                                       -
Increase (decrease) in accrued salaries                                  160,000             100,000                    -
Increase (decrease) in accrued consulting fees                           180,000                   -                    -
Increase (decrease) in accounts payable and accrued liabilities        1,047,633              14,070               93,982
                                                                    --------------     --------------       --------------
      Total operating activities                                      (4,322,170)             (3,629)             (37,138)
                                                                    --------------     --------------       --------------

Investing activities
Purchase of equipment                                                    (67,042)                                       -
Investment in syringe patent development                                 (10,000)                  -                    -
Investment in Ives Health Company                                       (251,997)                  -                    -
Investment in The Health Club                                            (10,000)                  -                    -
                                                                    --------------     --------------       --------------
      Total investing activities                                        (339,039)                  -                    -
                                                                    --------------     --------------       --------------

Financing activities
Loans from shareholders                                                   13,907                                        -
Repayment of loans from shareholders                                      (7,352)                653                    -
Repayments of Promissory Notes                                           190,754                                   18,751
Common stock subscribed                                                        -               1,000                    -
Sale of common stock for cash:
   To third-party investors (prior to merger)                            574,477                   -                    -
   To third-party investors                                            2,935,345                                    5,000
   From exercise of stock options                                        802,000                 200               15,000
   Less:  Issue Costs                                                   (102,318)                  -                    -
Convertible debentures issued for cash                                   355,000                   -                    -
Payment of exclusive license note payable                               (100,000)                  -                    -
                                                                    --------------     --------------       --------------
      Total financing activities                                       4,661,813               1,853               38,751
                                                                    --------------     --------------       --------------

Change in cash                                                               604              (1,776)               1,613
Cash at beginning of period                                                    -               2,380                  230
                                                                    --------------     --------------       --------------
Cash at end of period                                                      $ 604               $ 604              $ 1,843
                                                                    --------------     --------------       --------------

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                     29,084                   -                    -
                                                                    --------------     --------------       --------------

Non-cash financing and investing activities:
Common stock issued to founders                                            7,000                   -                    -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                300                   -                    -
Common stock issued in Ives merger                                       346,262                   -                    -
Common stock subscriptions                                                69,800                   -                    -
Capitalized compensation cost for options granted                      1,487,700                   -                    -
Common stock issued in exchange for promissory note                      676,500                   -                    -
Common stock issued for payment of debt                                   76,888                   -                    -
Common stock issued for convertible debentures                           190,660                   -                    -
Common stock issued for services                                         471,663                   -                    -
Common stock issued to pay Ives debt                                      27,000                   -                    -



The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                 March 31, 2005




Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
         Maxxon, Inc., a Nevada corporation, ("Maxxon" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. Its product designs consist of a retractable safety syringe and a retractable blood drawing device. The Company is in the process of developing its retractable safety syringe and has no products for sale at this time.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(13,168,542) for the period from inception (August 16, 1996) to

March 31, 2005, and a net loss of $(350,081) and $(327,440) for the quarters ended March 31, 2005 and 2004, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         On January 25, 2002, the Company, along with other plaintiffs, filed suit against the Company's former corporate counsel. The lawsuit was recently settled with no adverse effect to the Company.

Note 4 - Other Commitments and Contingencies

Employment Agreement with Rondald Wheet, CEO
         Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two year periods. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business. During the term of the agreement,

         The Company is obligated to indemnify him for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer, director, employee or agent of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in his sole judgment, he needs to retain counsel or otherwise expend personal funds for his defense. The Company shall also provide reasonable Director and Officer insurance and/or Warranty and Representations insurance coverage for Wheet. The terms and extent of such insurance shall be dictated by industry standard and circumstance.

         Either party may terminate Mr. Wheet's employment under this Agreement by giving the other party 30-days advance written notice. A decision by the Company to terminate his employment shall require an affirmative vote of more than 66-2/3% of the Board, except in the case of his death. If the Agreement is terminated for cause or as a result of his death, the Company shall pay him or his estate not later than 30 days following his termination for cause or terminated because of his death, a lump sum severance payment consisting of his salary and accrued salary through the date of his termination or death plus all amounts he would have been entitled to under the Company's employee benefit plans and a pro rata amount of bonus. If the agreement is terminated without cause or terminated because of permanent disability or a change of control, then the Company shall pay him not later than 30 days following the termination a lump sum severance payment consisting of his salary for 24 months, and a pro rata amount of bonus he is eligible to receive. If he resigns for any reason other than a change of control, the Company shall pay him not later 30 days following his resignation a lump sum severance payment consisting of his salary through the date of his resignation, all amounts he is entitled to pursuant to the Company's employee benefit plans, his salary for a period of 90 days after his resignation and a pro rata amount of bonus he is eligible to receive under the Company's bonus program. For one year following his resignation or termination (except in the case of termination for cause or a change of control), Mr. Wheet will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company's customers or accounts.

         In connection with his employment agreement, Mr. Wheet was issued a common stock purchase warrant that allowed him to purchase up to 5,000,000 shares of Company common stock at $0.001 per share. The warrant was exercised in April, 2005.

Mutual Release and Settlement Agreement With Former CEO
         On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured, bears interest at 12% per year and is due April 14, 2006. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. Because the warrant holder's stock ownership exceeds 4.99%, the warrant is not presently exercisable. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company.

Amounts Due Pursuant to Employment and Consulting Agreements
         As of March 31, 2005, the Company owed $953,333 pursuant to employment and consulting agreements, of which $100,000 was accrued during the first quarter of 2005. The Company has no cash with which to pay its obligations pursuant to these agreements.

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


Note 5-           Property and Equipment, Net

         As of March 31, 2005, property and equipment, net of depreciation, consisted of the following amounts:

                                                                    Useful Life
                                                                                        Amount
                                                                    ------------ ---------------
              Computer equipment                                      5 Years       $32,322.98
                   Less: Accumulated Depreciation                                  $(23,398.73)
                                                                                 ---------------
                                                                                     $8,924.25
                                                                                 ---------------

              Furniture and fixtures                                  5 Years       $17,625.73
                   Less: Accumulated Depreciation                                  $(17,625.73)
                                                                                 ---------------
                                                                                            $-
                                                                                 ---------------

              Total property and equipment, net of depreciation                      $8,924.25
                                                                                 ===============


Note 6 - Related Party Transactions

         During the first quarter of 2005, the Company entered into a mutual release and settlement agreement with its former officer and director. See Note 4- Commitments and Contingencies.

         The Company has shared office space, staff and administrative expenses with other companies for the past several years. From time to time, Maxxon and the other companies borrowed from and/or make cash advances to each other for the payment of rent and administrative expenses. Maxxon's former officer and director and its employees may have been officers, directors, employees or shareholders of these other companies. As of March 31, 2005, Maxxon's receivable from the other companies for rent and administrative expenses was $1,500 and Maxxon's payable to the other companies was $25,348. During the quarter ended March 31, 2005, the Company recorded an allowance of $74,800 due from the other companies, and wrote-off $13,983 due from a former employee.

Note 7 - Equity Transactions

         During the quarter ended March 31, 2005, the Company issued 2,350,000 shares of its common stock for accounting, financial reporting and administrative services and 750,000 shares of its common stock for legal services. The Company recorded expense of $111,150 and $22,500, respectively. The shares were valued based on the closing prices on the dates the shares were issued.

Note 8 - Stock Options and Warrants Outstanding

         The following tables summarize information about the stock options and warrants outstanding at March 31, 2005:


                                     Employee           Non-          Warrants            Total       Average
                                                    Employee                                         Exercise
                                Stock Options  Stock Options                                            Price
                                -------------- -------------- ----------------- ---------------- -------------

      Balance at 12/31/04           3,834,000      2,000,000         7,587,000       13,421,000         $0.32
      Granted                               -              -
      Exercised                         4,000
      Forfeited                      (576,666)             -
                                -------------- -------------- ----------------- ----------------
      Balance at 03/31/05           3,253,333      2,000,000         7,587,000       12,840,333
                                ============== ============== ================= ================




                                        Options & Warrants Outstanding                     Exercisable
                              ----------------------------------------------------
      Range of Exercise                  Number      Weighted    Weighted Average           Number  Weighted
                                                      Average
                                                    Remaining                                       Average
                                 Outstanding at   Contractual                       Exercisable at  Exercise
      Price                            03/31/05          Life      Exercise Price         03/31/05       Price
      ----------------------- ------------------ ------------- ------------------- ---------------- -----------

      Employees:
      $ .05 to $.50                   3,253,333    6.31 years               $0.19        3,253,333       $0.17
      Non-Employees:
      $ .05 to $.50                   2,000,000    2.30 years               $0.23        1,680,000       $0.18
      Warrants
      $ .25 to $.50                   7,587,000    1.32 years               $0.43        7,587,000       $0.43
                              ------------------                                   ----------------
                                     12,840,334                                         12,520,333
                              ==================                                   ================


         Stock Options
         As of March 31, 2005, the Company had outstanding options to purchase up to 3,253,333 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share by its employees and 2,000,000 shares of common stock at exercise prices ranging from $0.10 to $0.50 per share by non-employees. All of the options were granted in previous years and are presently "out-of-the-money", meaning that the exercise price is greater than the Company's present stock price. During the quarter ended March 31, 2005, approximately 576,666 options previously granted to a now-former employee were forfeited.

         Warrants
         As of March 31, 2005, the Company had outstanding warrants to purchase up to 7,587,000 shares of common stock at exercise prices ranging from $0.25 per share to $0.50 per share that were issued in connection with private sales of securities during 2001 and 2002. Of the 7,587,000 warrants outstanding, 5,437,000 warrants are exercisable at $0.50 per share on or before December 31, 2005 and 2,150,000 warrants are exercisable at $0.25 per share on or before December 31, 2007. No warrants were issued, cancelled or forfeited during the quarter ended March 31, 2005.

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

         In April, 2005, the Company's CEO exercised a warrant to purchase 5,000,000 shares of common stock at $0.001 per share.

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

ABOUT THE COMPANY
         We have designed a retractable safety syringe and a retractable safety blood drawing device that are intended to reduce the risk of accidental needle stick injuries among health care workers. Our primary focus for development has been and will continue to be the retractable safety syringe. We are presently working with Globe Medical Tech, Inc. ("Globe"), a third-party manufacturer, to develop the retractable safety syringe design for commercial production. Globe is presently working to determine whether our retractable safety syringe can be commercially produced at a competitive cost and, if so, then what design or mold modifications, if any, may be necessary before production can begin. Because the retractable safety syringe is in the development stage, we have no revenue. If Globe determines that our retractable safety syringe can be commercially produced at a competitive cost, we plan to seek licensing opportunities with established medical device manufacturers, and/or seek to enter into joint development or similar collaboration arrangements. On November 13, 2003 we entered into an agreement with Globe to manufacture 10,000,000 units of our retractable safety syringe at Globe's manufacturing facilities in China. The agreement is subject to Maxxon raising $1.4 million to fund the project. In addition, the Company entered into a marketing and distribution agreement in which Globe was granted non-exclusive marketing and distribution rights for Maxxon's 3cc retractable safety syringe for the hospital markets in Latin America and South America, subject to funding of the manufacturing agreement. See "Status of Publicly Announced Products or Services", below.

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

Safety Blood Drawing Device
     Our retractable safety blood drawing device is designed to work as follows--after blood has been taken, a special vacuum tube is attached to the needle, which causes the needle to automatically and fully retract into the tube. The needle seals in place rendering it harmless and inoperable. To date our efforts have been focused on developing the retractable safety syringe. We do not foresee developing the safety blood drawing device within the next twelve months and there is no assurance that this device will ever be developed or commercialized.

STATUS OF OUR SAFETY SYRINGE
         Our retractable safety syringe design is presently being evaluated by Globe to determine whether our retractable safety syringe can be commercially produced at a competitive cost and, if so, then what design or mold modifications, if any, may be necessary before production can begin. Even if Globe determines that our retractable safety syringe can be commercially produced at a competitive cost, we can not begin manufacturing pursuant to the agreement with Globe until we have raised the necessary capital. The manufacturing agreement is subject to us raising $1.4 million, of which 50% will be due when the project begins, 25% will be due upon receipt of FDA approval for the syringe, and 25% will be due after receiving the syringes. We may not be successful in raising the capital required by the Manufacturing Agreement when needed or at all. Globe may encounter unexpected delays and/or engineering issues related to manufacturing the safety syringe which may delay or even prevent large-scale production as contemplated by the Manufacturing Agreement. Any unexpected delays and/or engineering issues could have an adverse effect on our business. See "RISK FACTORS."

NEW CEO
     On March 16, 2005, the Company announced in a press release the appointment of Rondald L. Wheet as the Company's new Chairman and CEO. A Form 8-K announcing the change was filed on March 21, 2005. Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. A copy of that agreement is attached as an exhibit to this filing. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two year periods. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business. During the term of the agreement,

         The Company is obligated to indemnify him for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer, director, employee or agent of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in his sole judgment, he needs to retain counsel or otherwise expend personal funds for his defense. The Company shall also provide reasonable Director and Officer insurance and/or Warranty and Representations insurance coverage for Wheet. The terms and extent of such insurance shall be dictated by industry standard and circumstance.

         Either party may terminate Mr. Wheet's employment under this Agreement by giving the other party 30-days advance written notice. A decision by the Company to terminate his employment shall require an affirmative vote of more than 66-2/3% of the Board, except in the case of his death. If the Agreement is terminated for cause or as a result of his death, the Company shall pay him or his estate not later than 30 days following his termination for cause or terminated because of his death, a lump sum severance payment consisting of his salary and accrued salary through the date of his termination or death plus all amounts he would have been entitled to under the Company's employee benefit plans and a pro rata amount of bonus. If the agreement is terminated without cause or terminated because of permanent disability or a change of control, then the Company shall pay him not later than 30 days following the termination a lump sum severance payment consisting of his salary for 24 months, and a pro rata amount of bonus he is eligible to receive. If he resigns for any reason other than a change of control, the Company shall pay him not later 30 days following his resignation a lump sum severance payment consisting of his salary through the date of his resignation, all amounts he is entitled to pursuant to the Company's employee benefit plans, his salary for a period of 90 days after his resignation and a pro rata amount of bonus he is eligible to receive under the Company's bonus program. For one year following his resignation or termination (except in the case of termination for cause or a change of control), Mr. Wheet will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company's customers or accounts.

         In connection with his employment agreement, Mr. Wheet was issued a common stock purchase warrant that allowed him to purchase up to 5,000,000 shares of Company common stock at $0.001 per share. The warrant was exercised in April, 2005.

MUTUAL RELEASE AND SETTLEMENT AGREEMENT WITH FORMER CEO
         On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification and mutual releases. The note, which is unsecured, bears interest at 12% per year and is due April 14, 2006. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. Because the warrant holder's stock ownership exceeds 4.99%, the warrant is not presently exercisable. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
         As of March 31, 2005, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1.4 million will be required pursuant to the Manufacturing Agreement with Globe, and approximately $600,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities available, the only means of funding our development, approval and commercialization efforts is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 92,088,279 shares were issued and outstanding as of April 30, 2005. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE MONTHS ENDED
MARCH 31, 2005 AND 2004
         During the three months ended March 31, 2005, Our general and administrative expenses of $349,771 consisted mainly of non-cash charges, including approximately $183,718 for accrued salaries and payments pursuant to employment or consulting agreements, an allowance for doubtful accounts of $74,800, the write-off of approximately $13,983 of employee advances, $24,304 for legal services related primarily to the defense of the SEC complaint, and $25,628 for accounting and financial reporting services. All of the legal, accounting and financial reporting, and approximately $83,718 of payments pursuant to consulting agreements were paid with a total of 3,100,000 shares of Company common stock. See "Notes to Financial Statements."

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

Because We Have No Products for Sale, We Do Not Generate Revenue And Do Not Have Other Resources To Fund Operations; These Conditions Raise Substantial Doubt About Our Ability To Continue As A Going Concern
         Because the Company's retractable safety needle devices are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. It could be several more years before the Company can expect to have sales. The Company's independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2004, "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to commercialize our retractable safety syringe will have a material adverse effect on our business, financial condition, and on the price of our common stock.

We Require Substantial Additional Capital To Commercialize Our Retractable Safety Syringe. We May Have Difficulty Raising Capital When We Need It, Or At All. Raising Such Capital May Dilute Stockholder Value. If We Are Unable To Raise Capital, We May Be Required To Limit Or Cease Our Operations, Or Otherwise Modify Our Business Strategy.
         We require an estimated $2.0 million in capital, over the next twelve months, to continue the commercialization efforts related to our retractable safety syringe. We have entered into an agreement with Globe Medical Tech, Inc. to manufacture up to 10,000,000 of our retractable safety syringes in China. The project will cost us $1.4 million, of which $700,000 is payable in advance. The manufacturing process involves building molds, designing manufacturing processes and obtaining specialized equipment, as well as actually making, assembling, sterilizing, packaging and delivering the retractable safety syringes. The remaining $700,000 will be due in stages, with payment in full required prior to delivery of the retractable syringes to us. If and when manufacturing begins, we could have retractable safety syringes within twelve months. There is no assurance, however, that we will be successful in raising the $700,000 required to begin the project or the remaining $700,000 required to complete the project. There is no assurance that the project will not require significantly longer than one year to complete and there is no assurance that the project will not cost significantly more than the $1.4 million.

         In addition to the $1.4 million required pursuant to the Globe Medical Tech agreement, we also require an estimated $600,000 during the next twelve months for administrative expenses. See "LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS". We will require substantial additional capital thereafter to commercialize our retractable safety needle devices. Our commercialization efforts will include, but are not limited to, entering into agreements with third parties for manufacturing (including building molds, designing manufacturing processes and obtaining specialized equipment), marketing and distribution, and obtaining FDA and/or other regulatory approvals, all of which are necessary before our products can be sold and which may take a significant amount of time, if not years, to complete.

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

If We Do Not Obtain FDA Approval For Our Retractable Safety Syringe, Then Our Future Prospects Could Be Harmed.
         Our retractable safety syringe requires FDA approval before it can be sold in the United States, which is our primary target market. We have not yet applied for or received FDA approval for our current retractable safety syringe. We attempted to obtain FDA approval through a 510(k) pre-market notification ("510(k)") for a previous syringe design (known as the "Rippstein Syringe"). In December 2002, approximately one year after filing the 510(k), the FDA determined that a pre-market approval application ("PMA") would be required instead of the 510(k). We decided not to pursue FDA approval of the Rippstain Syringe through a PMA because of the added cost and expense associated with a PMA. Based upon this previous experience, there is no assurance that our current retractable safety syringe design will qualify for the FDA's 510(k) pre-market notification approval process.

         The FDA approval process can take years and be expensive, especially if a PMA is required. A PMA is much more rigorous and expensive to complete than a 510(k). In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, now allows the FDA to assess and collect user fees for 510(k) and for PMA applications. Fees for fiscal year 2005 range from $2,802 for a 510(k) to $239,237 for a PMA, although fee reductions or waivers may be available for companies qualifying as small businesses. There is no assurance that we will qualify for fee reductions or waivers or will have the funds necessary to apply for or obtain FDA approval for our retractable safety syringe. The FDA approval process could take a significant amount of time, if not years, to complete and there is no assurance that FDA approval will ever be obtained. If FDA approval is not obtained, then we will not be able to sell our products in the United States, our intended primary target market, which could have a material adverse effect on our future business prospects.

Our Retractable Safety Syringe May Prove To Be Too Expensive to Manufacture and Market Successfully, Which Could Harm Our Future Prospects.
         Our retractable safety syringe may prove to be too expensive to manufacture and market successfully. Market acceptance of our products will depend in large part upon our ability to demonstrate the operational and safety advantages of our product as well as the cost effectiveness of our product compared to both standard and other safety needle products. If we are unable to produce a retractable safety syringe at a cost that is competitive with standard non-safety syringes or other safety needle products, we will not be able to sell our product. This could have a material adverse effect on our operations.

If We Are Not Able To Enter Into Manufacturing Arrangements For Our Retractable Safety Syringe Devices Then Our Future Prospects Could Be Harmed.
         We have no experience in establishing, supervising or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our products. Although we have entered into an arrangement with Globe Medical Tech, Inc., subject to our raising $1.4 million, we may never be successful in establishing manufacturing capabilities for our products. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our products. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay or prevent production. We may not be able to manufacture our retractable safety needle devices in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

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

If We Are Unable To Protect Our Retractable Safety Syringe, Or To Avoid Infringing On the Rights of Others, Our Ability To Compete Will Be Impaired.
         We have been issued a U.S. patent related to our retractable safety syringe. We do not have foreign patent protection for our retractable safety syringe and there is no assurance that we will have the financial resources to apply for such foreign patent protections, that such foreign patent protections will be available to us or if available, that they will result in any meaningful protection for our retractable safety needle devices. Even if we are successful in obtaining patent protection, whether in the U.S. or abroad, it
may  not  afford  protection  against   competitors  with  similar   technology.
Furthermore, others may independently develop similar technologies or duplicate our technology.

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

We Must Obtain Regulatory Approvals In Foreign Jurisdictions To Market Our Products Abroad
         Whether or not FDA approval has been obtained, we must secure approval of a product by the comparable non-U.S. regulatory authorities prior to the commencement of marketing of the product in a foreign country. The process of obtaining these approvals will be time consuming and costly. The approval process varies from country to country and the time needed to secure additional approvals may be longer than that required for FDA approval. These applications may require the completion of pre-clinical and clinical studies and disclosure of information relating to manufacturing and controls. Unanticipated changes in existing regulations or the adoption of new regulations could affect the manufacture and marketing of our products.

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

Because We Depend On A Single Technology, We Are Vulnerable to Superior Competing Products Or New Technologies That Could Make Our Retractable Safety Needle Devices Obsolete
         Because we have a narrow focus on a particular product and technology (i.e. retractable safety syringe), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products. If a superior technology is created, the demand for our product could greatly diminish causing our commercialization efforts and future prospects to be materially adversely affected.

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

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future And By the Common Stock We Have Issued Or Will Issue In The Future.
         As of March 31, 2005, we had outstanding options to purchase up to 5,253,333 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share and outstanding warrants to purchase up to approximately 7,587,000 shares of common stock at exercise prices ranging from $0.25 to $0.50 per share. All of the warrants and options are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. On April 14, 2005, the Company entered into a mutual release and settlement agreement with its former CEO, whereby a warrant to purchase up to 12,913,239 shares of our common stock at $0.001 per share on or before April 14, 2010 was issued. Although and the warrant is not presently exercisable (the warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date--however the exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company), if, and to the extent that, the warrant becomes exercisable and is exercised in the future and the shares sold into the market, the market price of our common stock could decline.

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the quarter ended March 31, 2005, the Company issued 3,100,000 shares of common stock to pay legal, accounting, financial reporting and consulting expenses. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         As of April 30, 2005, we had 250,000,000 shares authorized and 92,088,279 shares outstanding. The unissued authorized shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

The Loss Of The Services Of Certain Third Parties And Our Officer and Director Could Have A Material Adverse Effect On Our Business.
         We are dependent upon the services of third parties, primarily Globe Medical Tech, Inc., related to our safety syringe development. The loss of their services and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. We are also dependent upon the services of our officer and director. The loss of the services of these individuals or our inability to retain suitable replacements could have a material adverse effect on our ability to continue operating.

Because We Have Limited Experience In The Medical Device Industry And Our Officer And Director Has Other Business Interests, Our Business May Take Longer To Develop, Which Could Adversely Affect Our Future Prospects.
         We have had limited experience in the medical device industry. In addition, our officer and director may be involved in a range of business activities that are not related to our business. Consequently, there are potential conflicts in the amount of time he can devote to our business. Not more than 50% of his time will be devoted to Maxxon's activities. Consequently, our business may take longer to develop, which could adversely affect our future prospects.

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

          -Whether we will be successful in obtaining FDA approval in the future;

          -Whether physicians, patients and clinicians accept our product as a viable, safe alternative to the standard medical syringe;

          -Whether the cost of our product is competitive in the medical marketplace; and

          -Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves

Our Retractable Safety Syringe, If Successfully Commercialized, Could Be Exposed To Significant Product Liability Claims Which Could Be Time Consuming And Costly To Defend, Divert Management Attention and Adversely Impact Our Ability To Obtain and Maintain Insurance Coverage, Which Could Jeopardize Our License.
         The testing, manufacture, marketing and sale of our retractable safety syringe will involve an inherent risk that product liability claims will be asserted against us. We currently do not have insurance which relates to product liability, but will seek to obtain coverage at such time as we have a product ready to sell, although there is no assurance we will be able to obtain or to pay for such coverage. Even if we obtain product liability insurance, it may prove inadequate to cover claims and/or costs related to potential litigation. The costs and availability of product liability insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our safety syringe.

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

         The safety syringe field is relatively new when compared with standard non-safety syringes, and it is quite possible that new regulations could be proposed and adopted which could restrict marketing of safety syringes. Although we are not presently aware of any such pending or proposed regulations, there is no assurance that they will not be enacted or imposed.

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

We Have A History Of Losses And Expect Future Losses
         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of March 31, 2005, we had accumulated a deficit of approximately $(13,168,542) million. There is no assurance that our safety syringe will be commercially viable. There is no assurance that we will generate revenue from the sale of the safety syringe or that we will achieve or maintain profitable operations.

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


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         On March 11, 2005, the Company was permanently enjoined from future violations of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder as well as Sections 17a(2) and (3) of the Securities Act of 1933. No fines or penalties were imposed against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Transactions for the three months ended March 31, 2005 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 8. "Equity Transactions."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          99.1 Certification  Pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         On March 21, 2005, the Company filed a Form 8-K regarding the appointment of Rondald L. Wheet as the Company's Chairman and CEO and the resignation of the Company's former Chairman and CEO

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAXXON, INC.


                                            /s/ RONDALD L. WHEET
                                            --------------------
                                            Rondald L. Wheet
                                            Chief Executive Officer

Date:  May 23, 2005