Form 10QSB
period 2005-06-30
MAXXON INC
filed 2005-08-19
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to____________


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

                  Nevada                                  73-1526138
---------------------------------------       ----------------------------------
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

Yes  [X]          No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 106,762,945 shares of Common Stock, $0.001 par value, outstanding as of August 15, 2005.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at June 30, 2005 (Unaudited)........................................................  3

Statements of Operations For The Period From Inception (October 6, 1998)
to June 30, 2005 And For The Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited).  4

Statements of Cash Flows For The Period From Inception (October 6, 1998)
to June 30, 2005 And For The Six months Ended June 30, 2005 and 2004 (Unaudited)..................  5

Notes to the Financial Statements (Unaudited).....................................................  6


                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                            June 30, 2005 (Unaudited)


                                     ASSETS
Current assets
Cash                                                                                       $ 45,105
Employee Advances                                                                                 0
Notes receivable- related parties                                                                 0
Prepaid Expenses                                                                                  0
                                                                                        ------------
   Total current assets                                                                      45,105
                                                                                        ------------

Property and Equipment, net of depreciation (Note 3)                                          7,308
                                                                                        ------------

TOTAL ASSETS                                                                               $ 52,413
                                                                                        ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                                                  $ 108,871
Accrued salaries and consulting fees                                                        652,879
Related Party Payables (Note 7)                                                              98,209
Notes Payable ($216,834 principal, plus accrued interest)                                   222,255
                                                                                        ------------
   Total current liabilities                                                              1,082,214
                                                                                        ------------

Total liabilities                                                                         1,082,214

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares issued and outstanding                                  -
Common stock, $0.001 par value,
   250,000,000 shares authorized; 98,092,278 shares issued and outstanding                   98,092
Paid in capital                                                                          12,360,283
Deficit accumulated during the development stage                                        (13,488,177)
                                                                                        ------------
   Total shareholders' deficiency                                                        (1,029,801)
                                                                                        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                             $ 52,413
                                                                                        ============

The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (August 16, 1996) Through June 30, 2005 and
            for the Three Months and Six Months Ended June 30, 2005
                         and June 30, 2004 (Unaudited)


                                    From inception
                                       (August 16,         Three Months Ended                    Six Months Ended
                                     1996) through
                                     June 30, 2005     June 30, 2005    June 30, 2004      June 30, 2005     June 30, 2004
                                    --------------     -------------    -------------      -------------     -------------
Investment Income                        $ 170,753               $ -              $ -                $ -               $ -
Other Income                                 3,857                 -               50                  -                50
                                    --------------     -------------    -------------      -------------     -------------
                                           174,610                 -               50                  -                50
                                    --------------     -------------    -------------      -------------     -------------
Expenses
Research and development                 1,680,986            20,000           62,130             21,440            70,000
General and administrative              11,891,026           292,576          220,867            642,347           538,227
                                    --------------     -------------    -------------      -------------     -------------
   Total operating expenses             13,572,012           312,576          282,997            663,787           608,227
                                    --------------     -------------    -------------      -------------     -------------

Operating loss                         (13,397,402)         (312,576)        (282,947)          (663,787)         (608,177)
                                    --------------     -------------    -------------      -------------     -------------
Interest income                             17,276                 -                -                  -                 -
                                    --------------     -------------    -------------      -------------     -------------
Interest expense                            36,542             5,443                -              5,497               509
                                    --------------     -------------    -------------      -------------     -------------
Gain on disposal of assets                    (794)                -                -             (2,800)                -
                                    --------------     -------------    -------------      -------------     -------------
Depreciation and amortization               72,303             1,616            1,616              3,232             3,318
                                    --------------     -------------    -------------      -------------     -------------
Net loss from operations             $ (13,488,177)       $ (319,635)      $ (284,563)        $ (669,716)       $ (612,004)
                                    ==============     =============    =============      =============     =============
Weighted average shares
outstanding                             27,914,512        87,455,872       68,496,675         83,520,154        58,804,301
                                    --------------     -------------    -------------      -------------     -------------
Net loss per share (Note 1)           $     (0.48)          $ (0.00)         $ (0.00)           $ (0.01)          $ (0.01)
                                    ==============     =============    =============      =============     =============

The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows
           From Inception (August 16, 1996) Through June 30, 2005

                                                                    From Inception
                                                                       (August 16,
                                                                     1996) through           Six Months Ended
                                                                     June 30, 2005    June 30, 2005    June 30, 2004
                                                                    ---------------   --------------   --------------
Operating activities
Net loss                                                             $ (13,488,177)      $ (669,716)      $ (612,004)
Plus non-cash charges to earnings:
Depreciation and amortization                                               72,293            3,233                0
Common stock issued for services                                         2,942,008          300,501                -
Expenses paid by third parties                                              57,134                -                -
Contribution of services by officer and employees                          799,154                -                -
Services by officer and employees paid for
     with non-cash consideration                                           167,500
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                  1,775,577                -                -
Allowance for doubtful accounts                                             50,900           76,300
Write-off of Notes Receivable                                               14,634           14,634                -
Write-off of organizational costs                                            3,196                -                -
Write-off of zero value investments                                        785,418                -                -
Write-off of leasehold improvements and computer equipment                   2,006                -                -
Compensation costs for stock options and warrants
granted to non-employees                                                 1,205,015                -                -
Change in working capital accounts:
   (Increase) decrease in receivables from related parties                 (68,900)
(Increase) decrease in prepaid expenses                                          -            8,333                -
   (Increase) decrease in other receivables                               (176,577)
Increase (decrease) in accrued salaries and consulting                     448,751          208,751
Increase (decrease) in accrued interest                                      5,421            5,421
   Increase (decrease) in accounts payable and accrued liabilities       1,063,630           30,068                0
                                                                    ---------------   --------------   --------------
      Total operating activities                                        (4,341,017)         (22,475)        (612,004)
                                                                    ---------------   --------------   --------------

Investing activities
Purchase of equipment                                                      (67,042)
Investment in syringe patent development                                   (10,000)               -                -
Investment in Ives Health Company                                         (251,997)               -                -
Investment in The Health Club                                              (10,000)               -                -
                                                                    ---------------   --------------   --------------
      Total investing activities                                          (339,039)               -                -
                                                                    ---------------   --------------   --------------

Financing activities
Loans from shareholders                                                     13,907
Repayment of loans from shareholders                                       (33,005)         (25,000)               -
Repayments of Promissory Notes                                             190,754                                 -
Sale of preferred stock for cash:                                           (1,000)
Sale of common stock for cash:
   To third-party investors (prior to merger)                              574,477                -                -
   To third-party investors                                              2,935,345
   From exercise of stock options                                          892,000           90,200                -
   Less:  Issue Costs                                                     (102,318)               -                -
Convertible debentures issued for cash                                     355,000                -                -
Payment of exclusive license note payable                                 (100,000)               -                -
                                                                    ---------------   --------------   --------------
      Total financing activities                                         4,725,160           65,200                0
                                                                    ---------------   --------------   --------------

Change in cash                                                              45,105           42,725         (612,004)
Cash at beginning of period                                                      -            2,380                -
                                                                    ---------------   --------------   --------------
Cash at end of period                                                     $ 45,105         $ 45,105       $ (612,004)
                                                                    ---------------   --------------   --------------


Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                       29,084                -                -

Non-cash financing and investing activities:
Common stock issued to founders                                              7,000                -                -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                  300                -                -
Common stock issued in Ives merger                                         346,262                -                -
Common stock subscriptions                                                  69,800                -                -
Capitalized compensation cost for options granted                        1,487,700                -                -
Common stock issued in exchange for promissory note                        676,500                -                -
Common stock issued for payment of debt                                     76,888                -                -
Common stock issued for convertible debentures                             190,660                -                -
Common stock issued for services                                           471,663                -                -
Common stock issued to pay Ives debt                                        27,000                -                -
                                                                    ---------------   --------------   --------------


The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                  June 30, 2005




Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
         Maxxon, Inc., a Nevada corporation, ("Maxxon" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. Its product designs now consist of a retractable safety syringe, a retractable safety scalpel with permanent lock and a retractable blood drawing device. Maxxon recently entered into a 50/50 Joint Venture, with Globe Med Tech, to produce and/or distribute safety medical products including the ReVac Safety Syringe, ReTrac Auto Retractable Safety Scalpel with Permanent Lock, and the Auto Retractable Safety IV Catheter. The Company is working with Globe to develop the ReVac retractable safety syringe and has no products for sale at this time.

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

Segment Information
         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the period covered by these financial statements, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2005 and 2004 calculations of loss per share.

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

         Management assesses the recoverability of property and equipment, goodwill, trademarks and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from its future undiscounted cash flows. If it is determined impairment has occurred, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value.

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

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company, as the Company has not issued any financial instruments falling within the scope of SFAS No. 150.

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(13,488,177) for the period from inception (August 16, 1996) to June 30, 2005, and a net loss of $(669,716) and $(612,004) for the six months ended June 30, 2005 and 2004, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 4 - Other Commitments and Contingencies

         Employment Agreement with Rondald Wheet, CEO
         Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business. During the term of the agreement,

         The Company is obligated to indemnify him for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer, director, employee or agent of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in his sole judgment, he needs to retain counsel or otherwise expend personal funds for his defense. The Company shall also provide reasonable Director and Officer insurance and/or Warranty and Representations insurance coverage for Wheet. The terms and extent of such insurance shall be dictated by industry standard and circumstance.

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

         In connection with his employment agreement, Mr. Wheet was issued a common stock purchase warrant that allowed him to purchase up to 5,000,000 shares of Company common stock at $0.001 per share. The warrant was exercised in April 2005.

Mutual Release and Settlement Agreement With Former CEO
         On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and warrants to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured, bears interest at 12% per year and is due April 14, 2006. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. Because the warrant holder's stock ownership exceeds 4.99%, the warrant is not presently exercisable. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company.

Amounts Due Pursuant to Employment and Consulting Agreements
         As of June 30, 2005, the Company owed $652,879 pursuant to certain employment and consulting agreements. The Company is in default pursuant to these agreements.

Patent Applications for the Company's Retractable Safety Needle Devices
         Although the Company has received patents for previous safety needle designs, the ReVac Safety Syringe, the ReTrac Auto Retractable Safety Scalpel with Permanent Lock, and the Auto Retractable Safety IV Catheter do not yet have patents. Globe has filed a patent application related to ReTrac and patent applications related to ReVac and the Safety IV Catheter will be filed as soon as practicable. Because the Company does not yet have patent protection for these devices and there is no assurance that such patent protections will be sought or secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

Note 5-           Property and Equipment, Net

         As of June 30, 2005, property and equipment, net of depreciation, consisted of the following amounts:


                                                     Useful Life         Amount
                                                    ------------ ---------------

      Computer equipment                               5 Years         $ 32,323
           Less: Accumulated Depreciation                               (25,015)
                                                                 ---------------
                                                                         $7,308
                                                                 ---------------

      Furniture and fixtures                           5 Years         $ 17,626
           Less: Accumulated Depreciation                               (17,626)
                                                                 ---------------
                                                                              -
                                                                 ---------------

      Total property and equipment, net of depreciation                $  7,308
                                                                 ===============


Note 6 - Related Party Transactions

         During the first quarter of 2005, the Company entered into a mutual release and settlement agreement with its former officer and director. See Note 4- Commitments and Contingencies.

         The Company has shared office space, staff and administrative expenses with other companies for the past several years. From time to time, Maxxon and the other companies borrowed from and/or make cash advances to each other for the payment of rent and administrative expenses. Maxxon's former officer and director and its employees may have been officers, directors, employees or shareholders of these other companies. As of June 30, 2005, Maxxon's receivable from the other companies for rent and administrative expenses was zero and Maxxon's payable to the other companies was $26,525. During the period ended June 30, 2005, the Company recorded an allowance of $71,400 due from the other companies, and reclassified amounts due from employees against amounts owed to them.

Note 7 - Equity Transactions

         During the period ended June 30, 2005, the Company issued 2,000,000 shares of its common stock for accounting, financial reporting and administrative services and 750,000 shares of its common stock for legal services. The Company recorded expense of $99,000 and $22,500, respectively. The shares were valued based on the closing prices on the dates the shares were issued. The Company issued 6,000,000 shares upon exercise of stock options and received $90,000 in cash. The Company issued 5,000,000 shares to Mr. Wheet upon the exercise of his warrant. The Company recorded $174,000 in expense related to grant of the warrant. See Note 9. "Subsequent Events" for equity transactions that occurred after the quarter end.

Note 8 - Stock Options and Warrants Outstanding

         The following tables summarize information about the stock options and warrants outstanding at June 30, 2005:



                                                           Non-
                                        Employee       Employee                                          Average Exercise
                                   Stock Options  Stock Options           Warrants         Total                   Price
                                   -------------- -------------- ----------------- ------------------- ------------------
          Balance at 12/31/04          3,834,000      2,000,000         7,587,000          13,421,000
          Granted                              -      6,000,000        17,913,239          23,913,239         $    0.005
          Exercised                      (4,000)    (6,000,000)       (5,000,000)        (11,004,000)         $    0.009
          Forfeited                    (876,666)              -                 -           (876,666)         $    0.307
                                                                                                       ------------------
                                   -------------- -------------- ----------------- -------------------
          Balance at 6/30/05           2,953,334      2,000,000        20,500,239          25,453,573         $    0.174
                                   ============== ============== ================= =================== ==================



                                        Options & Warrants Outstanding                       Exercisable
                              ----------------------------------------------------
                                                 Weighted
          Range of             Number            Average                                Number          Weighted
          Exercise             Outstanding       Remaining      Weighted Average    Exercisable at      Average
          Price               at 06/30/05    Contractual Life     Exercise Price      06/30/05         Exercise Price
          ------------------- -------------- ----------------- ------------------- ---------------- ---------------
          Employees:
          $ .05 to $.50           2,953,333       6.75              $0.13              2,953,333           $0.13
          Non-Employees:
          $ .20 to $.50           2,000,000       2.05              $0.33              1,680,000           $0.44
          Warrants
          $ .001 to $.50         20,500,239       3.41              $0.19             20,500,239           $0.19
                              --------------                                      ----------------
                                 25,453,572                                           25,133,572
                              ==============                                     ================


         Stock Options
         As of June 30, 2005, the Company had outstanding options to purchase up to 2,953,333 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share by its employees and 2,000,000 shares of common stock at exercise prices ranging from $0.20 to $0.50 per share by non-employees. The outstanding options at June 30, 2005 were granted in previous years and are presently "out-of-the-money", meaning that the exercise price is greater than the Company's present stock price. During the quarter ended June 30, 2005, the Company granted options to purchase 6,000,000 shares of common stock at $0.015 per share which were later exercised. Approximately 876,666 options previously granted to now-former employees were forfeited.

         Warrants
         As of June 30, 2005, the Company had outstanding warrants to purchase up to 20,500,239 shares of common stock at exercise prices ranging from $0.001 per share to $0.50 per share. Warrants totaling 7,587,000 were issued in connection with private sales of securities during 2001 and 2002. Approximately 5,437,000 of these are exercisable at $0.50 per share on or before December 31, 2005 and the remaining 2,150,000 warrants are exercisable at $0.25 per share on or before December 31, 2007.

         In April, 2005, Mr. Wheet exercised the warrant to purchase 5,000,000 shares of common stock at $0.001 per share that was issued to him in connection with his employment agreement.

         On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, whereby the Company issued a promissory note and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date.


Note 9 - Subsequent Events

                  Subsequent to the quarter end, the Company issued 3,000,000 shares for the payment of legal expenses, 3,000,000 shares to Mr. Wheet and 2,666,666 pursuant to the joint venture with Globe. The Company has reserved an additional 2,666,666 shares for issuance to Globe upon the first commercial sale of the ReTrac Automatic Retractable Safety Scalpel. The Company also granted to Globe options to purchase up to 5,333,333 shares of Maxxon common stock at an exercise price of $0.02 per share for a period of three years and 5,333,333 shares of Maxxon common stock at an exercise price of $0.04 per share for a period of three years. Of the options granted, 2,666,666 at $0.02 per share and 2,666,666 at $0.04 per share are exercisable and the remaining shares will become exercisable upon the first sale of the ReTrac Automatic Retractable Safety Scalpel. Globe's president, Andy Hu, was granted options to purchase one million shares of Maxxon common stock at a price of $0.025 per share on or before December 31, 2006 in consideration of his becoming Chief Technology Officer of Maxxon.

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

ABOUT THE COMPANY

         We have designed a retractable safety syringe and a retractable safety blood drawing device that are intended to reduce the risk of accidental needle stick injuries among health care workers. Our primary focus for development has been and will continue to be the retractable safety syringe. We are working with Globe Medical Tech, Inc. ("Globe"), a third party manufacturer, to develop the retractable safety syringe design for commercial production. Globe is presently evaluating whether our retractable safety syringe can be commercially produced at a competitive cost and, if so, then what design or mold modifications, if any, may be necessary before production can begin. Because the retractable safety syringe is in the development stage, we have no revenue. If Globe determines that our retractable safety syringe can be commercially produced at a competitive cost, we plan to seek licensing opportunities with established medical device manufacturers, and/or seek to enter into joint development or similar collaboration arrangements.

         On July 12, 2005, we entered into a letter of intent to form a joint venture with Globe to produce Maxxon's ReVac Safety Syringe Technology, for which Maxxon and Globe will jointly file for a new patent. A copy of the letter of intent is attached as Exhibit 10.1. The Joint Venture with Globe will be owned 50/50 by Maxxon and Globe. A definitive joint venture agreement is being prepared and will replace the Manufacturing and Marketing Agreement dated November 13, 2003 and the Distribution Agreement dated February 10, 2004 with Globe. In late July, 2005, the joint venture was expanded to include Globe's ReTrac automatic retractable safety scalpel with permanent lock and Globe's safety IV catheter. The agreement related to the retractable safety scalpel, dated August 11, 2005, is attached as Exhibit 10.2. The agreement related to the safety IV catheter is alsobeing prepared.

         It could still take years before our products can be sold in the United States or anywhere else in the world. We require substantial capital to commercialize these products and there is no assurance that such capital will be available to us when needed, on acceptable terms, or at all. There is no assurance that these products will be commercially viable. Globe and other future collaborative partners, may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. The ReVac retractable safety syringe, the ReTrac retractable safety scalpel and the Safety IV catheter will also require FDA approval before they can be sold in the United States and similar approvals from foreign countries where our product may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

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

STATUS OF OUR SAFETY PRODUCTS
         Our retractable safety syringe design is presently being evaluated by Globe to determine whether our retractable safety syringe can be commercially produced at a competitive cost and, if so, then what design or mold modifications, if any, may be necessary before production can begin. Even if Globe determines that our retractable safety syringe can be commercially produced at a competitive cost, we can not begin manufacturing until we have raised the necessary capital, which we estimate to be $1,000,000. We may not be successful in raising the capital when needed or at all. Globe may encounter unexpected delays and/or engineering issues related to manufacturing the safety syringe which may delay or even prevent production. Any unexpected delays and/or engineering issues could have an adverse effect on our business. See "RISK FACTORS."

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
         As of June 30, 2005, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1,000,000 will be required to fund the joint venture arrangement with Globe, and approximately $400,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities available, the only means of funding our development, approval and commercialization efforts is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 106,762,945 shares were issued and outstanding as of August 15, 2005. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

         During the six months ended June 30, 2005, we incurred approximately $21,440 in development expenses for our retractable safety syringe. Our general and administrative expenses of $642,347 consisted mainly of non-cash charges, including approximately $279,483 for accruals pursuant to employment and consulting agreements, $174,000 for the warrants pursuant to Mr. Wheet's employment agreement, an allowance for doubtful accounts of $76,300, $40,000 for accounting and financial reporting services,

$25,200 for office rent, and $24,304 for legal services related primarily to the defense of the SEC complaint. See "Notes to Financial Statements."

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

We Require Substantial Additional Capital To Commercialize Our Retractable Safety Products. We May Have Difficulty Raising Capital When We Need It, Or At All. Raising Such Capital May Dilute Stockholder Value. If We Are Unable To Raise Capital, We May Be Required To Limit Or Cease Our Operations, Or Otherwise Modify Our Business Strategy.

         We require an estimated $1.0 million in capital, over the next twelve months, pursuant to our joint venture with Globe and approximately $400,000 for administrative expense. There is no assurance, however, that we will be successful in raising the funds when needed, on acceptable terms, or at all. There is no assurance that the joint venture will not require a significant amount of time to commence or to complete and there is no assurance that the costs will not be significantly greater than current estimates.

         We will require substantial additional capital thereafter to commercialize our retractable safety devices. Our commercialization efforts will include, but are not limited to, entering into agreements with third parties for manufacturing (including building molds, designing manufacturing processes and obtaining specialized equipment), marketing and distribution, and obtaining FDA and/or other regulatory approvals, all of which are necessary before our products can be sold and which may take a significant amount of time, if not years, to complete.

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

If We Do Not Obtain FDA Approval For Our Retractable Safety Devices, Then Our Future Prospects Could Be Harmed.

         The ReVac retractable safety syringe, the ReTrac retractable safety scalpel and the Safety IV catheter will each require FDA approval before being sold in the United States. We have not yet applied for or received FDA approval for these products. There is no assurance that these products will qualify for the FDA's 510(k) pre-market notification approval process, which is less rigorous than a PMA.

         The FDA approval process can take years and be expensive, especially if a PMA is required. A PMA is much more rigorous and expensive to complete than a 510(k). In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, now allows the FDA to assess and collect user fees for 510(k) and for PMA applications. Fees for fiscal year 2005 range from $2,802 for a 510(k) to $239,237 for a PMA, although fee reductions or waivers may be available for companies qualifying as small businesses. There is no assurance that we will qualify for fee reductions or waivers or will have the funds necessary to apply for or obtain FDA approval for our retractable safety syringe. The FDA approval process could take a significant amount of time, if not years, to complete and there is no assurance that FDA approval will ever be obtained. If FDA approval is not obtained, then we will not be able to sell our products in the United States, which could have a material adverse effect on our future business prospects.

Our Retractable Safety Devices May Prove To Be Too Expensive to Manufacture and Market Successfully, Which Could Harm Our Future Prospects.

         Our retractable safety devices may prove to be too expensive to manufacture and market successfully. Market acceptance of our products will depend in large part upon our ability to demonstrate the operational and safety advantages of our product as well as the cost effectiveness of our product compared to both standard and other safety needle products. If we are unable to produce products that are competitive with standard products, we will not be able to sell our products. This could have a material adverse effect on our operations.

If We Are Not Able To Enter Into Manufacturing Arrangements For Our Retractable Safety Devices Then Our Future Prospects Could Be Harmed.

         We have no experience in establishing, supervising or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our products. Although we have entered into an arrangement with Globe Medical Tech, Inc., we may never be successful in establishing manufacturing capabilities for our products. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our products. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay or prevent production. We may not be able to manufacture our retractable safety needle devices in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

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

If We Are Unable To Protect Our Retractable Safety Syringe, Or To Avoid Infringing On the Rights of Others, Our Ability To Compete Will Be Impaired.

         Although the Company has received patents for previous safety needle designs, the ReVac Safety Syringe, the ReTrac Auto Retractable Safety Scalpel with Permanent Lock, and the Auto Retractable Safety IV Catheter do not yet have patents. Globe has filed a patent application related to ReTrac and patent applications related to ReVac and the Safety IV Catheter will be filed as soon as practicable. Because the Company does not yet have patent protection for these devices and there is no assurance that such patent protections will be sought or secured. We do not have foreign patent protection for our retractable safety syringe designs and there is no assurance that we will have the financial resources to apply for such foreign patent protections, that such foreign patent protections will be available to us or if available, that they will result in any meaningful protection for our retractable safety needle devices. Even if we are successful in obtaining patent protection, whether in the U.S. or abroad, it may not afford protection against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate our technology.

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

If Manufacturing Of Our Retractable Safety Syringe In China Begins, Our Future Business Prospects May Be Harmed If Political, Economic Or Social Uncertainties In China Develop Into Actual Events.
         If we raise the funds necessary for the joint venture with Globe and manufacturing actually commences at Globe's manufacturing facilities in China, then our business will be subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them from time to time, with little or no prior notice, to our detriment. A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our ability to do business in China and to enforce the agreement or purchase orders to which we may become a party. At various times during recent years, the United States and China have had significant disagreements over political, economic and social issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could adversely affect our ability to manufacture our safety syringe, and to do business in China or elsewhere in the world.

We Must Obtain Regulatory Approvals In Foreign Jurisdictions To Market Our Products Abroad
         Whether or not FDA approval has been obtained, we must secure approval for our retractable safety devices by the comparable non-U.S. regulatory authorities prior to the commencement of marketing of the product in a foreign country. The process of obtaining these approvals will be time consuming and costly. The approval process varies from country to country and the time needed to secure additional approvals may be longer than that required for FDA approval. These applications may require the completion of pre-clinical and clinical studies and disclosure of information relating to manufacturing and controls. Unanticipated changes in existing regulations or the adoption of new regulations could affect the manufacture and marketing of our products.

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

         Because we have a narrow focus on a particular product and technology (i.e. retractable safety devices), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products. If a superior technology is created, the demand for our product could greatly diminish causing our commercialization efforts and future prospects to be materially adversely affected.

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

         As of August 15, 2005, we had outstanding options to purchase up to 16,620,000 shares of common stock at exercise prices ranging from $0.02 to $0.50 per share (of which 11,286,667 were vested) and outstanding warrants to purchase up to 20,500,239 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share. Approximately 7,587,000 warrants and 4,953,334 of the options are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the quarter ended June 30, 2005, the Company issued 6,000,000 shares of common stock to consultants and 5,000,000 shares pursuant to the employment agreement with Mr. Wheet. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline. Subsequent to the quarter end, the Company issued 3,000,000 shares for the payment of legal expenses, 3,000,000 shares to Mr. Wheet and 2,666,666 pursuant to Globe pursuant to the ReTrac Automatic Retractable Safety Scalpel agreement. The Company has alsoreserved an additional 2,666,666 shares for issuance to Globe upon the first commercial sale of the ReTrac Automatic Retractable Safety Scalpel.

         As of August 15, 2005, we had 250,000,000 shares authorized and 106,762,945 shares outstanding. If all the outstanding options and warrants as of August 15, 2005 were exercised and the additional shares reserved for Glob were issued, then the outstanding shares as of August 15, 2005 would increase to 146,549,851 shares. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

         Mr. Wheet, the Company's sole director, has recommended a 3 for 1 forward split of Maxxon's common stock, subject to shareholder approval. That initiative has been placed on hold for now because of the time and expense involved in obtaining shareholder approval.

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

          -Whether the cost of our product is competitive in the medical marketplace; and

          -Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves

Our Retractable Safety Devices, If Successfully Commercialized, Could Be Exposed To Significant Product Liability Claims Which Could Be Time Consuming And Costly To Defend, Divert Management Attention and Adversely Impact Our Ability To Obtain and Maintain Insurance Coverage, Which Could Jeopardize Our License.

         The testing, manufacture, marketing and sale of our retractable safety devices will involve an inherent risk that product liability claims will be asserted against us. We currently do not have insurance which relates to product liability, but will seek to obtain coverage at such time as we have a product ready to sell, although there is no assurance we will be able to obtain or to pay for such coverage. Even if we obtain product liability insurance, it may prove inadequate to cover claims and/or costs related to potential litigation. The costs and availability of product liability insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our retractable safety devices.

Stringent, Ongoing Government Regulation and Inspection of Our Retractable Safety Devices Could Lead To Delays In Manufacture, Marketing and Sales

         The FDA continues to review products even after they receive FDA approval. If and when the FDA approves our retractable safety devices, manufacturing and marketing will be subject to ongoing regulation, including compliance with current Good Manufacturing Practices, adverse reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. We and any third party manufacturers we may use are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of our retractable safety devices. In addition, the FDA can withdraw a previously approved product from the market at any time, upon receipt of newly discovered information.

Healthcare Reform and Controls On Healthcare Spending May Limit The Price We Can Charge For Our Retractable Safety Devices And The Amount We Can Sell

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

         It is quite possible that new regulations could be proposed and adopted which could restrict marketing of our products. Although we are not presently aware of any such pending or proposed regulations, there is no assurance that they will not be enacted or imposed.

Uncertainty Of Third-Party Reimbursement Could Affect Our Ability To Sell Our Retractable Safety Devices At A Profit

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

We Have A History Of Losses And Expect Future Losses

         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of June 30, 2005, we had accumulated a deficit of approximately $(13,488,177). There is no assurance that our retractable safety devices will be commercially viable. There is no assurance that we will generate revenue from the sale of retractable safety devices or that we will achieve or maintain profitable operations.

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


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See Form 10QSB for the quarter ended March 31, 2005.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Transactions for the six months ended June 30, 2005 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 8. "Equity Transactions" and Note 9. "Subsequent Events."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1. Maxxon-Globe Med Tech Letter of Intent to Enter Joint Venture dated July 12, 2005

              10.2. Maxxon-Globe Medical Tech Inc. Safety Scalpel Joint Venture dated August 11, 2005

              10.3.   Rondald Wheet Employment Agreement and

              10.4.   Rondald Wheet Warrant to Purchase Common Stock

              31.1. Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date:  August 19, 2005