Form 10QSB
period 2005-09-30
MAXXON INC
filed 2005-11-17
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to____________


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

                  Nevada                                   73-1526138
-------------------------------------------  -----------------------------------
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

Yes  [X]          No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 120,960,798 shares of Common Stock, $0.001 par value, outstanding as of November 15, 2005.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at September 30, 2005 (Unaudited)....................................................  3

Statements of Operations For The Period From Inception (October 6, 1998)
to September 30, 2005 And For The Three Months and Nine months ended
September 30, 2005 and 2004 (Unaudited)............................................................  4

Statements of Cash Flows For The Period From Inception (October 6, 1998)
to September 30, 2005 And For The Nine months ended September 30, 2005 and
2004 (Unaudited)...................................................................................  5

Notes to the Financial Statements (Unaudited)......................................................  7


                                  MAXXON, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                         September 30, 2005 (Unaudited)

                        ASSETS

Current assets
Cash                                                                                       $ 11,666
Employee Advances                                                                                 0
Notes receivable- related parties                                                                 0
Prepaid Expenses                                                                                  0
                                                                                        ------------
   Total current assets                                                                      11,666

Property and Equipment, net of depreciation (Note 3)                                          5,692

Globe Med Tech Joint Venture                                                                625,067
                                                                                        ------------
TOTAL ASSETS                                                                              $ 642,424
                                                                                        ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                                                   $ 55,543
Accrued salaries and consulting fees                                                        851,406
Related Party Payables (Note 7)                                                              26,525
Notes Payable ($216,834 principal, plus accrued interest)                                   228,817
                                                                                        ------------
   Total current liabilities                                                              1,162,291
                                                                                        ------------
Total liabilities                                                                         1,162,291
                                                                                        ------------

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares issued and outstanding                                  -
Common stock, $0.001 par value,
   250,000,000 shares authorized; 119,460,798 shares issued and outstanding                 119,461
Common stock subscribed                                                                     (34,000)
Paid in capital                                                                          13,289,381
Deficit accumulated during the development stage                                        (13,894,709)
                                                                                        ------------
   Total shareholders' deficiency                                                          (519,867)
                                                                                        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                            $ 642,424
                                                                                        ============


The accompanying notes are an integral part of the interim financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
        From Inception (August 16, 1996) Through September 30, 2005 and
       For the Three Months and Nine Months Ended September 30, 2005 and
                         September 30, 2004 (Unaudited)



                                     From inception
                                        (August 16,             Three Months Ended                  Nine Months Ended
                                      1996) through          Sept. 30,       Sept. 30,          Sept. 30,         Sept. 30,
                                     Sept. 30, 2005               2005            2004               2005              2004
                                    ---------------       ------------    ------------       ------------       -----------

Investment Income                        $ 170,753               $ -              $ -                $ -               $ -
Other Income                                 3,857                 -                -                  -                50
                                           174,610                 -                -                  0                50

Expenses
Research and development                 1,790,986           110,000           31,198            131,440           101,198
General and administrative              12,179,378           288,354          240,854            930,699           779,081
                                    ---------------       ------------    ------------       ------------       -----------
   Total operating expenses             13,970,364           398,354          272,052          1,062,139           880,279
                                    ---------------       ------------    ------------       ------------       -----------

Operating loss                         (13,795,754)         (398,354)        (272,052)        (1,062,139)         (880,229)

Interest income                             17,276                 -                -                  0                 -

Interest expense                            43,104             6,562           (1,622)            12,059            (1,113)

Gain on disposal of assets                    (794)                -                -             (2,800)                -

Depreciation and amortization               73,920             1,616            1,616              4,849             4,934
                                    ---------------       ------------    ------------       ------------       -----------
Net loss from operations             $ (13,894,708)       $ (406,532)      $ (272,046)      $ (1,076,247)       $ (884,051)
                                    ===============       ============    ============       ============       ===========
Weighted average shares
outstanding                             30,146,978        98,303,343       76,584,746         84,150,955        63,566,670
                                    ===============       ============    ============       ============       ===========

Net loss per share (Note 1)                $ (0.46)          $ (0.00)         $ (0.00)           $ (0.01)          $ (0.01)
                                    ===============       ============    ============       ============       ===========

The accompanying notes are an integral part of the interim financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
    From Inception (August 16, 1996) Through September 30, 2005 (Unaudited)


                                                                    From inception
                                                                       (August 16,
                                                                     1996) through        Sept. 30,         Sept. 30,
                                                                    Sept. 30, 2005             2005              2004
                                                                    ---------------    ------------      ------------


Operating activities
Net loss                                                             $ (13,894,707)    $ (1,076,247)      $ (884,051)
Plus non-cash charges to earnings:
Depreciation and amortization                                               73,909            4,849            4,934
Common stock issued for services                                         3,102,907          461,400          505,000
Expenses paid by third parties                                              57,134                -                -
Contribution of services by officer and employees                          799,154                -                -
Services by officer and employees paid for
     with non-cash consideration                                           167,500
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                  1,775,577                -                -
Allowance for doubtful accounts                                             50,900           76,300          (14,450)
Write-off of Notes Receivable                                               14,636           14,636
Write-off of organizational costs                                            3,196                -                -
Write-off of zero value investments                                        785,418                -                -
Write-off of leasehold improvements and computer equipment                   2,006                -                -
Compensation costs for stock options and warrants
granted to non-employees                                                 1,205,015                -                -
Change in working capital accounts:
   (Increase) decrease in receivables from related parties                 (68,900)
(Increase) decrease in prepaid expenses                                          -            8,333         (126,939)
   (Increase) decrease in other receivables                               (176,577)
Increase (decrease) in accrued salaries and consulting                     513,780          273,780
Increase (decrease) in accrued interest                                     11,985           11,985
   Increase (decrease) in accounts payable and accrued liabilities       1,047,116           13,554          202,994
                                                                    ---------------    ------------      ------------
      Total operating activities                                        (4,529,951)        (211,410)        (312,512)
                                                                    ---------------    ------------      ------------

Investing activities
Purchase of equipment                                                      (67,042)
Investment in syringe patent development                                   (10,000)               -                -
Investment in Ives Health Company                                         (251,997)               -                -
Investment in The Health Club                                              (10,000)               -                -
                                                                    ---------------    ------------      ------------
      Total investing activities                                          (339,039)               -                -
                                                                    ---------------    ------------      ------------

Financing activities
Loans from shareholders                                                     13,907
Repayment of loans from shareholders                                        (8,005)               -            3,364
Repayments of Promissory Notes                                             190,754                            18,750
Sale of preferred stock for cash:                                           (1,000)

                 (Statement of Cash Flows continued on page 6)

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
    From Inception (August 16, 1996) Through September 30, 2005 (Unaudited)


                                                                    From inception
                                                                       (August 16,
                                                                     1996) through        Sept. 30,         Sept. 30,
                                                                    Sept. 30, 2005             2005              2004
                                                                    ---------------    ------------      ------------

(continued from page 5)

Sale of common stock for cash:
   To third-party investors (prior to merger)                              574,477                -                -
   To third-party investors                                              3,065,845          130,500
   From exercise of stock options                                          892,000           90,200          291,900
   Less:  Issue Costs                                                     (102,318)               -                -
Convertible debentures issued for cash                                     355,000                -                -
Payment of exclusive license note payable                                 (100,000)               -                -
                                                                    ---------------    ------------      ------------
      Total financing activities                                         4,880,660          220,700          314,014
                                                                    ---------------    ------------      ------------

Change in cash                                                              11,670            9,290            1,502
Cash at beginning of period                                                      -            2,380              230
                                                                    ---------------    ------------      ------------
Cash at end of period                                                     $ 11,670         $ 11,670          $ 1,732
                                                                    ===============    ============      ============

Supplemental disclosure of cash flow information:

   Cash paid for interest and taxes during the period                       29,084                -                -
                                                                    ---------------    ------------      ------------
Non-cash financing and investing activities:

Investment in Globe Joint Venture                                          625,067          625,067
Common stock issued to founders                                              7,000                -                -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                  300                -                -
Common stock issued in Ives merger                                         346,262                -                -
Common stock subscriptions                                                  69,800                -                -
Capitalized compensation cost for options granted                        1,487,700                -                -
Common stock issued in exchange for promissory note                        676,500                -                -
Common stock issued for payment of debt                                     76,888                -                -
Common stock issued for convertible debentures                             190,660                -                -
Common stock issued for services                                           471,663                -                -
Common stock issued to pay Ives debt                                        27,000                -                -



 The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                               September 30, 2005




Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
         Maxxon, Inc., a Nevada corporation, ("Maxxon" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. Its product designs now consist of a retractable safety syringe, a retractable safety scalpel with permanent lock and a retractable blood drawing device. Maxxon and Globe Med Tech have established a 50/50 Joint Venture to produce and distribute safety medical products including the ReVac Safety Syringe, ReTrac Auto Retractable Safety Scalpel with Permanent Lock, and the Auto Retractable Safety IV Catheter. The Company is working with Globe to develop the ReVac retractable safety syringe and has no products for sale at this time.

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

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2005 and 2004 calculations of loss per share.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(13,894,708) for the period from inception (August 16, 1996) to September 30, 2005, and a net loss of $(1,076,247) and $(884,051) for the nine months ended September 30, 2005 and 2004, respectively. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Maxxon/Globe Joint Venture Agreement

         On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. Maxxon and Globe will each share 50% of the costs and profits from sales of the safety syringe and safety IV catheter. During the quarter ended September 30, 2005, Maxxon's share of costs related to the development of the safety syringe were $110,000, which costs were recorded as Research and Development expense.

         On August 11, 2005, Maxxon and Globe entered into a joint venture agreement related to Globe's ReTrac Automatic Retractable Safety Scalpel ("Safety Scalpel"). In exchange for 50% interest in the Safety Scalpel, Maxxon issued 5,333,333 shares of its restricted common stock to Globe and granted to Globe warrants to purchase up to 5,333,333 shares of Maxxon common stock at $0.02 per share for a period of three years and warrants to purchase up to 5,333,333 shares of Maxxon common stock at $0.04 per share for a period of three years. Upon execution of the Safety Scalpel agreement, 50% of the shares and options became vested, with the remaining 50% of the shares and options to vest upon the first commercial sale of the Safety Scalpel. Maxxon recorded an investment in the joint venture of $625,067, which represents the value of the restricted shares and options on the date of the agreement. Maxxon and Globe will each share 50% of the costs and profits from sales of the Safety Scalpel, with Maxxon transferring 30% of its profits to Globe until such time as Globe has received $1,250,000 from this transfer of the 30%.

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

Amounts Due Pursuant to Employment and Consulting Agreements
         As of September 30, 2005, the Company owed $757,628 pursuant to certain employment and consulting agreements entered into in previous years. The Company is in default pursuant to these agreements.

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


Note 5-           Property and Equipment, Net

         As of September 30, 2005, property and equipment, net of depreciation, consisted of the following amounts:

                                                    Useful Life
                                                                        Amount
                                                   ------------ ---------------

     Computer equipment                               5 Years         $ 32,323
          Less: Accumulated Depreciation                               (26,631)
                                                                ---------------
                                                                        $5,692
                                                                ---------------

     Furniture and fixtures                           5 Years         $ 17,626
          Less: Accumulated Depreciation                               (17,626)
                                                                ---------------
                                                                      $      -
                                                                ---------------

     Total property and equipment, net of depreciation                $  5,692
                                                                ===============


Note 6 - Related Party Transactions

         During the first quarter of 2005, the Company entered into a mutual release and settlement agreement with its former officer and director. See Note 4- Commitments and Contingencies.

         The Company has shared office space, staff and administrative expenses with other companies for the past several years. From time to time, Maxxon and the other companies borrowed from and/or make cash advances to each other for the payment of rent and administrative expenses. Maxxon's former officer and director and its employees may have been officers, directors, employees or shareholders of these other companies. As of September 30, 2005, Maxxon's receivable from the other companies for rent and administrative expenses was zero and Maxxon's payable to the other companies was $26,525. During the period ended June 30, 2005, the Company recorded an allowance of $71,400 due from the other companies, and reclassified amounts due from employees against amounts owed to them.

Note 7 - Equity Transactions

         During the quarter ended September 30, 2005, the Company issued 5,333,333 restricted shares of common stock to Globe Med Tech pursuant to the joint venture agreement for which the Company recorded $125,333 as an investment in the joint venture. During the quarter ended September 30, 2005, the Company issued 4,035,186 restricted shares of common stock to third party investors for $110,500 in cash. The transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and any and all other available exemptions.

         During the quarter ended September 30, 2005, the Company issued 9,000,000 shares of its common stock for pursuant to the exercise of stock options for which the Company received $20,000 in cash and a subscription for $34,000. The Company also issued 3,000,000 shares of common stock to Mr. Wheet pursuant to the Company's Stock Incentive Plan and recorded $27,000 in expense related to the stock issuance. See Note 10. "Subsequent Events" for equity transactions that occurred after the quarter end.

Note 8 - Stock Options and Warrants Outstanding

         Stock Options
         As of September 30, 2005, the Company had outstanding options to purchase up to 2,953,333 shares of common stock at exercise prices ranging from $0.05 to $0.50 per share by its employees and 18,666,664 shares of common stock at exercise prices ranging from $0.025 to $0.50 per share by non-employees. During the quarter ended September 30, 2005, the Company granted options to purchase up to 14,000,000 shares of common stock at exercise prices ranging from $0.00 to $0.05 per share as payment for legal expenses and recorded $130,900 in expense in connection with the grant. During the quarter ended September 30, 2005, 9,000,000 of the options were exercised at prices ranging from $0.00 to $0.025 per share, for which the Company received $20,000 in cash and a subscription for $34,000. During the quarter ended September 30, 2005, the Company also granted to Globe Med Tech options to purchase up to 5,333,333 shares of Maxxon common stock at an exercise price of $0.02 per share for a period of three years and 5,333,333 shares of Maxxon common stock at an exercise price of $0.04 per share for a period of three years. Of the options granted, 2,666,666 at $0.02 per share and 2,666,666 at $0.04 per share are exercisable and the remaining shares will become exercisable upon the first sale of the ReTrac Automatic Retractable Safety Scalpel. The Company recorded approximately $500,000 as an investment in the Globe Joint Venture. During the quarter ended September 30, 2005, Globe's president, Andy Hu, was also granted options to purchase one million shares of Maxxon common stock at a price of $0.025 per share on or before December 31, 2006 in consideration of his becoming Chief Technology Officer of Maxxon. No compensation cost was recorded as the exercise price exceeded the market price on the date of grant.

         Warrants
         As of September 30, 2005, the Company had outstanding warrants to purchase up to 20,500,239 shares of common stock at exercise prices ranging from $0.001 per share to $0.50 per share. During the quarter ended September 30, 2005, no warrants were granted, exercised or forfeited.


Note 9 - Litigation

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

Note 10. Subsequent Events

         Subsequent to the quarter ended September 30, 2005, the Company issued 500,000 shares for the payment of accounting and financial reporting services and 1,000,000 shares pursuant to the exercise of options at $0.025 per share.

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

         On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. Maxxon and Globe will each share 50% of the costs and profits from sales of the safety syringe and safety IV catheter. During the three months ended September 30, 2005, Maxxon's share of costs related to safety syringe development was approximately $110,000. A copy of the definitive joint venture agreement is included as Exhibit 10.1.

         On August 11, 2005, Maxxon and Globe entered into a joint venture agreement related to Globe's ReTrac Automatic Retractable Safety Scalpel ("Safety Scalpel"). In exchange for 50% interest in the Safety Scalpel, Maxxon issued 5,333,333 shares of its restricted common stock to Globe and granted to Globe warrants to purchase up to 5,333,333 shares of Maxxon common stock at $0.02 per share for a period of three years and warrants to purchase up to 5,333,333 shares of Maxxon common stock at $0.04 per share for a period of three years. Upon execution of the Safety Scalpel agreement, 50% of the shares and options became vested, with the remaining 50% of the shares and options to vest upon the first commercial sale of the Safety Scalpel. Maxxon recorded an investment in the joint venture of $625,067, which represents the value of the restricted shares and options on the date of the agreement. Maxxon and Globe will each share 50% of the costs and profits from sales of the Safety Scalpel, with Maxxon transferring 30% of its profits to Globe until such time as Globe has received $1,250,000 from this transfer of the 30%. A copy of the Safety Scalpel joint venture agreement is incorporated herein by reference as Exhibit 10.2.

         It could still take years before the safety needle products can be sold in the United States or anywhere else in the world. We require substantial capital to commercialize these products and there is no assurance that such capital will be available to us when needed, on acceptable terms, or at all. There is no assurance that these products will be commercially viable. Globe and other future collaborative partners, may require a significant amount of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. The ReVac retractable safety syringe, the ReTrac retractable safety scalpel and the Safety IV catheter will also require FDA approval before they can be sold in the United States and similar approvals from foreign countries where our product may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

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

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
         As of September 30, 2005, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1,000,000 will be required to fund the joint venture arrangement with Globe, and approximately $400,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities available, the only means of funding our development, approval and commercialization efforts is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 120,960,798 shares were issued and outstanding as of November 15, 2005. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE MONTHS
SEPTEMBER 30, 2005
         During  the  three  months  ended   September  30,  2005,  we  incurred
approximately $110,000 in development expenses for the retractable safety syringe. Our general and administrative expenses of $288,354 consisted mainly of non-cash charges, including approximately $134,000 for accruals pursuant to employment and consulting agreements, $136,000 for legal services related primarily to the defense of the SEC complaint, $15,000 for accounting and financial reporting services. The legal services were paid with options to purchase common stock of the Company. See "Notes to Financial Statements."


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

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future And By the Common Stock We Have Issued Or Will Issue In The Future.
         As of November 15, 2005, we had outstanding options to purchase up to 21,619,997 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share (of which 12,013,332 were exercisable at prices ranging from $0.001 to $0.50 per share) and outstanding warrants to purchase up to 20,500,239 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share. Approximately 7,587,000 warrants and 4,953,334 of the options are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. During the quarter ended September 30, 2005, options to purchase 9,000,000 shares of common stock at exercise prices ranging from $0.001 to $0.025 per share were exercised.

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the quarter ended September 30, 2005, the Company issued 3,000,000 shares to Mr. Wheet, and 2,666,666 to Globe Med Tech pursuant to the Safety Scalpel Agreement dated August 11, 2005. The Company has also reserved an additional 2,666,666 shares for issuance to Globe upon the first commercial sale of the ReTrac Automatic Retractable Safety Scalpel Subsequent to September 30, 2005, the Company issued 500,000 shares for the payment of previously accrued accounting expenses. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         As of November 15, 2005, we had 250,000,000 shares authorized and 120,960,798 shares outstanding. If all the outstanding options and warrants as of November 15, 2005 were exercised and the additional shares reserved for Globe were issued, then the outstanding shares as of November 15, 2005 would increase to 165,034,367 shares. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

We Have A History Of Losses And Expect Future Losses
         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of September 30, 2005, we had accumulated a deficit of approximately $(13,894,708). There is no assurance that our retractable safety devices will be commercially viable. There is no assurance that we will generate revenue from the sale of retractable safety devices or that we will achieve or maintain profitable operations.

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


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         See Form 10QSB for the quarter ended March 31, 2005.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Transactions for the three months ended September 30, 2005 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 7. "Equity Transactions" and Note 10. "Subsequent Events."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          10.1 Maxxon-Globe Joint Venture Agreement dated November 3, 2005

          10.2 Maxxon-Globe Medical Tech Inc. Safety Scalpel Joint Venture agreement dated August 11, 2005 (incorporated herein by reference to Exhibit 10.2 of Maxxon's Form 10-QSB for the quarter ended June 30, 2005, filed with the SEC on August 19, 2005.

          31.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date:  November 15, 2005