Form 10KSB
period 2005-12-31
MAXXON INC
filed 2006-04-11
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2005

                                  MAXXON, INC.
             (Exact name of registrant as specified in its charter)

                         Commission File Number: 0-28629


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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $5,458,432 as of March 15, 2006.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 15, 2006, we had 141,460,798 shares of common stock, $0.001 par value, outstanding.

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

PART I

ITEM 1.  BUSINESS

         Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the ReVac retractable safety syringe, which is designed specifically to reduce accidental needlestick injuries. On March 9, 2006, we announced that Globe Medical Tech, Inc. ("Globe"), our joint venture partner, had approved version 8 of the ReVac 3cc retractable safety syringe for manufacturing. Globe is presently validating the assembly process to ensure all finished parts are equally functional and reliable. Globe then plans to produce 5,000 syringes to be used as product samples to show potential clients and to be used for testing in preparation for a 510k submission to the FDA. In addition to the ReVac retractable safety syringe, we have designed or obtained certain rights to other retractable safety devices, including the Auto Retractable Safety Scalpel with Permanent Lock and the Auto Retractable Safety IV Catheter.

         Because our planned products are in various stages of development, we have no revenue. Our efforts to date have been funded entirely through sales of our common stock and through loans. We require substantial additional capital to commercialize the ReVac retractable safety syringe and there is no assurance that such capital will be available to us when needed, on acceptable terms, or at all. There is no assurance that our planned products will be commercially viable. Globe, and other future collaborative partners, may require significant amounts of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our planned products will also require FDA approval before they can be sold in the United States and similar approvals from foreign countries where our products may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. It could be years, if ever, before our planned products are sold in the United States or anywhere else in the world. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

The Problem of Accidental Needlestick Injuries

         There is an increasing awareness of the risk of infection from needlesticks and the need for safer medical devices to reduce the risk of accidental needlesticks. The Centers for Disease Control and Prevention (CDC) estimated that each year between 600,000 to 800,000 needlestick injuries occur among health care workers. Accidental needlesticks may result in the spread of infectious diseases such as hepatitis B and C, HIV, and tuberculosis. In March 2000, CDC estimated that, depending on the type of device used and the procedure involved, 62% to 88% of needlestick injuries could be prevented by the use of safer medical devices. On April 12, 2001, federal legislation, which became effective for most states, now requires safety needle products be used for the vast majority of procedures.

Our Retractable Safety Needle Devices
         Our retractable safety devices are designed to be similar to standard non-safety devices in appearance, size, and performance. We believe that this similarity is important, as it could increase the chances that our products, if and when they are commercialized, will be accepted by health care professionals.

2.       Distribution Method of Products and Services

         In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations ("GPOs") rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. We may not be successful in obtaining any contracts with GPO's, which would severely limit our product's marketability in the U.S. See "RISK FACTORS."

         Although we presently do not have any products for sale, we do have an arrangement with Globe whereby they have agreed to distribute, on a non-exclusive basis, ReVac retractable safety syringe once it has been commercialized and approved for sale by relevant government authorities. We plan to seek other distribution arrangements with established medical device manufacturers in the future, but there is no assurance that we will be successful in establishing or mainting such relationships. See "RISK FACTORS."

         3.       Status of Publicly Announced Products or Services

         On March 9, 2006, we announced that Globe Medical Tech, Inc. ("Globe"), our joint venture partner, had approved version 8 of the ReVac 3cc retractable safety syringe for manufacturing. Globe is presently validating the assembly process to ensure all finished parts are equally functional and reliable. Globe then plans to produce 5,000 syringes to be used as product samples to show potential clients and to be used for testing in preparation for a 510-k submission to the FDA. Globe may encounter unexpected delays and/or engineering issues related to manufacturing the safety syringe which may delay or even prevent production. Any unexpected delays and/or engineering issues could have an adverse effect on our business. These issues may require substantial additional capital to address and there is no assurance the Company will be successful in raising such capital when needed, on acceptable terms, or at all. See "RISK FACTORS."

         4. Competitive Business Conditions, Competitive Position and Methods of Competition

     The safety medical device market is highly competitive. The leading manufacturers and marketers of safety medical devices are Becton-Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Medi-Hut, Inc. and Johnson & Johnson. Developers of safety medical devices, which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies, include Med-Design Corporation, New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International. Our competitors have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do. There is no assurance that we can successfully compete. See "RISK FACTORS."

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

         5. Sources of Raw Materials and the Names of Principal Suppliers

         We do not presently manufacture any products, so we have no raw materials requirements at this time. The materials used to make our retractable safety syringe are commercially available from a number of suppliers. The manufacturing process will be highly technical and demanding, with very low fault tolerances. There is no assurance that we will be able to engage a company capable of manufacturing the safety syringe in a cost-effective manner or at all. See "RISK FACTORS."

         6.   Dependence on One or Few Major Customers

         We anticipate that our safety syringe will be marketed to the entire field of medical professionals. We do not anticipate being dependent on any particular customer, however, at this time we can not know if any one customer will account for more than 1% of our anticipated safety syringe sales.

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

     Maxxon Blood Sampling Device Patent. A U.S. patent covering the Company's blood sampling device was published on April 10, 2003. The Company does not plan to devote development resources towards this product for the foreseeable future. The Company has not yet filed any applications for foreign patent protection. See "RISK FACTORS." There is no assurance that any international patents will issue.

         Maxxon and Globe Definitive Joint Venture Agreement Regarding Safety Needle Products. On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. Maxxon and Globe will each share 50% of the costs and profits from sales of the safety syringe and safety IV catheter. During the year ended December 31, 2005, Maxxon's share of costs related to safety syringe development was approximately $172,440. A copy of the definitive joint venture agreement is incorporated herein by reference as
Exhibit 10.1.

         Maxxon and Globe Joint Venture Agreement Regarding Safety Scalpel. On August 11, 2005, Maxxon and Globe entered into a joint venture agreement related to Globe's ReTrac Automatic Retractable Safety Scalpel ("Safety Scalpel"). In exchange for 50% interest in the Safety Scalpel, Maxxon issued 5,333,333 shares of its restricted common stock to Globe and granted to Globe warrants to purchase up to 5,333,333 shares of Maxxon common stock at $0.02 per share for a period of three years and warrants to purchase up to 5,333,333 shares of Maxxon common stock at $0.04 per share for a period of three years. Upon execution of the Safety Scalpel agreement, 50% of the shares and options became vested, with the remaining 50% of the shares and options to vest upon the first commercial sale of the Safety Scalpel. Maxxon recorded an investment in the joint venture of $625,067, which represents the value of the restricted shares and options on the date of the agreement. Maxxon and Globe will each share 50% of the costs and profits from sales of the Safety Scalpel, with Maxxon transferring 30% of its profits to Globe until such time as Globe has received $1,250,000 from this transfer of the 30%. A copy of the Safety Scalpel joint venture agreement is incorporated herein by reference as Exhibit 10.2.

         Employment Agreements

         Employment Agreement with Ron Wheet, CEO
         Effective March 16, 2005, the Company and Mr. Wheet, our CEO, entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. As of December 31, 2005, the Company owed Mr. Wheet $26,500.00 pursuant to his employment agreement. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business. During the term of the agreement,

         The Company is obligated to indemnify him for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer, director, employee or agent of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in his sole judgment, he needs to retain counsel or otherwise expend personal funds for his defense. The Company shall also provide reasonable Director and Officer insurance and/or Warranty and Representations insurance coverage for Wheet. The terms and extent of such insurance shall be dictated by industry standard and circumstance.

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

         Amounts Accrued Pursuant To Previous Employment Agreements
         The Company has accrued approximately $694,000 pursuant to previous employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

         Mutual Release and Settlement Agreement With Former CEO
         On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and warrants to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured, bears interest at 12% per year and is due April 14, 2006. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. Subsequent to year end, the former CEO exercised warrants to purchase 6,000,000 shares of common stock.

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

         The Medical Device User Fee and Modernization Act, enacted in 2002, authorizes the FDA to assess and collect review fees for Section 510(k) pre-market notifications and pre-market approval applications filed on or after October 1, 2002. Fees for fiscal year 2006 range from $3,833 for Section 510(k) pre-market notifications to $259,600 for PMAs, although fee reductions and waivers are available for companies qualifying as small businesses.

         We have not submitted an application for FDA approval for our ReVac retractable safety syringe or any of our other planned products There is no assurance that the ReVac retractable safety syringe or any of our other planned products will qualify for the 510(k) pre-market notification approval process or that the Company will have the funds necessary to seek FDA approval. There is no assurance that the ReVac retractable safety syringe or any of our other planned products will obtain FDA approval.

         If FDA approval is received, however, then the Company and/or its collaborative partner (depending on who is manufacturing and marketing) would also be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA requires medical device manufacturers to register as such and subjects them to periodic FDA inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA's current Quality System Regulation (QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices.

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

         10. Estimate of the Amount Spent on Research and Development

         R&D expenses for our retractable safety syringe design were $172,440 and $101,198 in 2005 and 2004, respectively. In addition, the Company issued 5,333,333 shares of its common stock and 5,333,333 options to purchase shares of its common stock, subject to certain restrictions, in connection with the Globe Safety Scalpel Joint Venture Agreement. The shares and options together were valued at $637,566.

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

         12. Number of total employees and number of full time employees

         We presently have no full-time employees. Services such as product design and development, accounting and financial reporting are provided by third parties on a contract basis. Consequently, developing our business may require a greater period of time than if we had full time employees. See "RISK FACTORS."

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

Because We Have No Products for Sale, We Do Not Generate Revenue And Do Not Have Other Resources To Fund Operations; These Conditions Raise Substantial Doubt About Our Ability To Continue As A Going Concern
         Because the Company's retractable safety needle devices are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. It could be several more years before the Company can expect to have sales. The Company's independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2005, "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to commercialize our retractable safety syringe will have a material adverse effect on our business, financial condition, and on the price of our common stock.

We Require Substantial Additional Capital To Commercialize Our Retractable Safety Products. We May Have Difficulty Raising Capital When We Need It, Or At All. Raising Such Capital May Dilute Stockholder Value. If We Are Unable To Raise Capital, We May Be Required To Limit Or Cease Our Operations, Or Otherwise Modify Our Business Strategy.
         We require an estimated $1.0 million in capital, over the next twelve months, to pursue our joint venture with Globe and approximately $400,000 for administrative expense. There is no assurance, however, that we will be successful in raising the funds when needed, on acceptable terms, or at all. There is no assurance that the joint venture will not require a significant amount of time to commence or to complete and there is no assurance that the costs will not be significantly greater than current estimates.

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

If We Do Not Obtain FDA Approval For Our Retractable Safety Devices, Then Our Future Prospects Will Be Harmed.
         The ReVac retractable safety syringe, the ReTrac retractable safety scalpel and the Safety IV catheter will each require FDA approval before being sold in the United States. We have not yet applied for or received FDA approval for these products. There is no assurance that these products will qualify for the FDA's 510(k) pre-market notification approval process, which is less rigorous than a PMA.

         The FDA approval process can take years and be expensive, especially if a PMA is required. A PMA is much more rigorous and expensive to complete than a 510(k). In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, now allows the FDA to assess and collect user fees for 510(k) and for PMA applications. . Fees for fiscal year 2006 range from $3,833 for Section 510(k) pre-market notifications to $259,600 for PMAs, although fee reductions and waivers are available for companies qualifying as small businesses. There is no assurance that we will qualify for fee reductions or waivers or that we will have the funds necessary to apply for or obtain FDA approval for our retractable safety syringe. The FDA approval process could take a significant amount of time, if not years, to complete and there is no assurance that FDA approval will ever be obtained. If FDA approval is not obtained, then we will not be able to sell our products in the United States, which would have a material adverse effect on our future business prospects.

Our Retractable Safety Devices May Prove To Be Too Expensive to Manufacture and Market Successfully, Which Would Harm Our Future Prospects.
         Our retractable safety devices may prove to be too expensive to manufacture and market successfully. Market acceptance of our products will depend in large part upon our ability to demonstrate the operational and safety advantages of our product as well as the cost effectiveness of our product compared to both standard and other safety needle products. If we are unable to produce products that are competitive with standard products, we will not be able to sell our products. This could have a material adverse effect on our operations.

If We Are Not Able To Enter Into Manufacturing Arrangements For Our Retractable Safety Devices Then Our Future Prospects Will Be Harmed.
         We have no experience in establishing, supervising or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our products. Although we have entered into an arrangement with Globe Medical Tech, Inc., we may never be successful in establishing manufacturing capabilities for our products. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our products. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay or prevent production. We may not be able to manufacture our retractable safety needle devices in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

If We Are Not Able To Establish Marketing, Sales and Distribution Arrangements For Our Safety Needle Devices Then Our Future Prospects Will Be Harmed.
         We must establish marketing, sales and distribution capabilities before our product can be sold. We have no experience in establishing such capabilities. Until we have established manufacturing arrangements, we do not plan to devote any meaningful time or resources to establishing marketing sales or distribution capabilities. We intend to enter into agreements with third parties in the future to market, sell and distribute our planned products. However, we may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

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

If We Are Not Able to Compete Successfully, Then Our Business Prospects Will Be Materially Adversely Affected.

     Our products may compete in the United States and abroad with the safety needle devices and standard non-safety needle devices manufactured and distributed by companies such as Becton Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Med-Hut, Inc. and Johnson & Johnson. Developers of safety needle devices against which we compete include Med-Design Corp., New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International, Inc. Most of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our products, or may render our products obsolete. In addition, new competitors may develop products that compete with our products, or new technologies may arise that could significantly affect the demand for our products. Even if we are successful in bringing our products to market, there is no assurance that we can successfully compete. We cannot predict the development of future competitive products or companies.

         In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations ("GPOs") rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. We may not be successful in obtaining any contracts with GPO's, which would severely limit our product's marketability in the U.S. We will be materially adversely affected if we are unable to compete successfully.

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

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future And By the Common Stock We Have Issued Or Will Issue In The Future.
         As of December 31, 2005 and March 15, 2006, we had a total of 35,683,236 options and warrants outstanding, which consisted of options to purchase up to 20,619,997 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share (of which 14,966,665 were exercisable) and warrants to purchase up to 15,063,239 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share (all of which were exercisable). Approximately 12,286,665 of the options and 2,150,000 of the warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. Subsequent to December 31, 2005, warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.001 per share were exercised.

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During 2005, the Company issued 27,750,000 shares for services and has issued 5,000,000 shares for services as of March 15, 2006. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         As of March 15, 2006, we had 250,000,000 shares authorized and 141,460,798 shares outstanding. If all the outstanding options and warrants outstanding as of that date were exercised then the outstanding shares would increase to 177,144,034 shares. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

We Have A History Of Losses And Expect Future Losses
         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2005, we had accumulated a deficit of approximately $(14,129,243). There is no assurance that our retractable safety devices will be commercially viable. There is no assurance that we will generate revenue from the sale of retractable safety devices or that we will achieve or maintain profitable operations.

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

                                     PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

         (a)  Market Information

         Our common stock is traded over the counter under the trading symbol "MXON". The high and low prices for our common stock during the calendar quarters ended were:

         Quarter ended                 High                  Low
         -------------                 ----                  ---
         December 31, 2005             $0.055                $0.022
         September 30, 2005            $0.063                $0.017
         June 30, 2005                 $0.033                $0.016
         March 31, 2005                $0.041                $0.030
         December 31, 2004             $0.070                $0.031
         September 30, 2004            $0.070                $0.025
         June 30, 2004                 $0.090                $0.038
         March 31, 2004                $0.130                $0.055

         Quotations on the National Quotation Bureau Pink Sheets reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions

         (b)  Holders

         As of March 15, 2006, we estimate that there were approximately 450 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

         1.  Plan of Operation for the Next Twelve Months

         (i) Cash Requirements

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
         As of December 31, 2005, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1,000,000 will be required to fund the joint venture arrangement with Globe, and approximately $400,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities available, the only means of funding our development, approval and commercialization efforts is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 141,460,798 shares were issued and outstanding as of March 15, 2006. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      Identity of Directors and Executive Officers

         Rondald Wheet, age 40, is Chairman, CEO and a Director of Maxxon and has served in such capacity since March 16, 2005.

         (b) Other Directorships. Mr. Wheet is also a director of Clear Image, Inc., a private company.

         (c) Family Relationships

         None.

         (d) Involvement in Legal Proceedings of Officers, Directors, and Control Persons

         None.

ITEM 10.  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                                             -----------------------------------------
                                Annual Compensation                     Awards              Payouts
                        ------------------------------------ ------------------------------ ----------
                                               Other Annual
    Name and                                  Compen-sation  Restricted     Securities                  All Other
   Principal                                                 Stock          Underlying      LTIP       Compen-sation
    Position     Year    Salary(1)    Bonus                  Awards(2)     Options/SARs      Payouts
  ------------- ------- ------------- ------- -------------- ----------- ------------------ ---------- ------------

  Ron   Wheet,
  CEO            2005    $112,500(3)   $-0-       $-0-        $320,000          -0-           $-0-        $-0-

  Gifford
  Mabie,
  Former CEO
                 2004       $100,000   $-0-       $-0-          $-0-            -0-           $-0-        $-0-


     (1) Of Mr. Wheet's salary for 2005, $27,500 remains accrued but not paid. All of Mr. Mabie's salary for 2004 was accrued by the Company but not paid.

     (2) Represents the fair market value as of March 15, 2006 of the 8,000,000 shares of common stock issued to Mr. Wheet during 2005

     (3) Mr. Wheet's employment agreement specifies an annual salary of $150,000. Mr. Wheet's 2005 salary, as listed above, is lower than $150,000 because he became CEO of the Company in March, 2005.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                            FY-End Option/SAR Values


                                                                  Number of Securities   Value of
                                                                  Underlying             Unexercised
                                                                  Unexercised            In-the-Money
                                                                  Options/SARs at        Options/SARs at
                                                                  FY-End                 FY-End
                                Shares                            Exercisable/           Exercisable/
      Name                      Acquired on      Value Realized   Unexercisable          Unexercisable
                                Exercise
      ------------------------- ---------------- ---------------- ---------------------- -------------------
      Ron Wheet, CEO            N/A              N/A              0                      0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 16, 2005 and ownership consists of sole voting and investment power.






                                                                         Beneficial         Percentage of
                                                  Relationship to        Ownership          Outstanding
      Name and Address                            Company                Common Stock(1)    Common Stock (2)
      ------------------------------------------- ---------------------- ------------------ --------------------
      Rondald L. Wheet........................    CEO and Director           8,000,000                    5.65%
      2073 Shell Ring Circle
      Mt. Pleasant, SC 29466



      Sole Officer and Director and Beneficial Owners
      As a Group (2 persons).........................................        8,000,000                    5.65%


Common Stock Options and Warrants Outstanding

         As of December 31, 2005 and March 15, 2006, we had a total of 35,683,236 options and warrants outstanding, which consisted of options to purchase up to 20,619,997 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share (of which 14,966,665 were exercisable) and warrants to purchase up to 15,063,239 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share (all of which were exercisable). Approximately 12,286,665 of the options and 2,150,000 of the warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. Subsequent to December 31, 2005, warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.001 per share were exercised.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Note 7 "Related Party Transactions" to the Financial Statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
         See  "Index to and Description of Exhibits"

     Reports on Form 8-K: The Company had no Form 8-K filings during the fourth quarter of 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2005 and 2004 were $7,782 and $8,063 respectively.

Audit Related Fees
     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $-0- and $-0-.

Tax Fees
     Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2005 and 2004 were $1,078 and $568, respectively.

All Other Fees
     All Other Fees consists of fees related to review of our Form S-8 registration statements in 2005. All other fees may also include fees for services which would not impair the independence of the auditor which support our evaluation of the effectiveness of our internal controls and enhance the auditor's understanding of our system and controls not included in Audit Related Fees. The aggregate All Other Fees billed for the fiscal years ended December 31, 2005 and 2004 were $434 and $783, respectively.

Audit Committee

     The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                    PART F/S

                          INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements
Independent Auditors' Report.......................................................................      22

Balance Sheet At December 31, 2005.................................................................      23

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2005
And For The Years Ended December 31, 2005 and 2004................................................       24

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2005
And For The Years Ended December 31, 2005 and 2004.................................................      25

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through
December 31, 2005..................................................................................      27

Notes To Financial Statements From Inception (August 16, 1996) Through
December 31, 2005, And For The Years Ended December 31, 2005 and 2004..............................      29


                          Independent Auditor's Report


To the Shareholders of
Maxxon, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheet of Maxxon, Inc. (a development stage company) for the years ended December 31, 2005 and 2004, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period from December 16, 1996 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxon, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from December 16, 1996 (inception) to December 31, 2005 in conformity with generally accepted accounting principles.

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



Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants

March 24, 2006

                                  MAXXON, INC.
                         (A Development Stage Company)

                                 BALANCE SHEET
                               DECEMBER 31, 2005


                                      ASSETS
Current assets
Cash                                                                                         $ 1,726

Investment- Globe Med Tech JV                                                                637,566
                                                                                        -------------
TOTAL ASSETS                                                                               $ 639,292
                                                                                        =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                                                   $ 164,437
Accrued Salaries                                                                             720,378
Notes Payable and Accrued Interest                                                           235,379
                                                                                        -------------
   Total current liabilities                                                               1,120,194
                                                                                        -------------

Total liabilities                                                                          1,120,194
                                                                                        -------------

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares issued and outstanding                                   -
Common stock, $0.001 par value,
   250,000,000 shares authorized; 130,460,798 shares issued and outstanding                  130,460
Common stock subscribed                                                                      (34,000)
Paid in capital                                                                           13,551,881
Deficit accumulated during the development stage                                         (14,129,243)
                                                                                        -------------
   Total shareholders' deficiency                                                           (480,902)
                                                                                        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                             $ 639,292
                                                                                        =============


The accompanying notes are an integral part of the financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
         FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2005 AND
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                          From inception
                                        (August 16, 1996
                                                 through                Year Ended                Year Ended
                                        December 31, 2005        December 31, 2005         December 31, 2004
                                        ------------------      -------------------        -----------------
Investment Income                               $ 170,753                      $ -                      $-
Other Income                                        3,857                        -                      50
                                        ------------------      -------------------        -----------------
                                                  174,610                        -                      50
                                        ------------------      -------------------        -----------------
Expenses
Research and development                        1,831,986                  172,440                 101,198
General and administrative                     12,364,736                1,116,057               1,445,349
                                        ------------------      -------------------        -----------------
   Total operating expenses                    14,196,722                1,288,497               1,546,547
                                        ------------------      -------------------        -----------------

Operating loss                                (14,022,112)              (1,288,497)             (1,546,497)
                                        ------------------      -------------------        -----------------
Interest income                                    17,276                        -                       -
                                        ------------------      -------------------        -----------------
Interest expense                                   49,666                   18,621                  (1,039)
                                        ------------------      -------------------        -----------------
Loss on disposal of assets                           (794)                  (2,800)                      -
                                        ------------------      -------------------        -----------------
Depreciation and amortization                      75,535                    6,465                   6,659
                                        ------------------      -------------------        -----------------
Net loss from operations                    $ (14,129,243)            $ (1,310,783)           $ (1,552,117)
                                        ==================      ===================        =================
Weighted average shares
outstanding                                    32,824,206              101,145,015              75,219,896
                                        ==================      ===================        =================
Net loss per share (Note 1)                       $ (0.43)                 $ (0.01)                $ (0.02)
                                        ==================      ===================        =================


The accompanying notes are an integral part of the financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
           FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2005

                                                                   From Inception
                                                                      (August 16,
                                                                    1996) through           Year Ended           Year Ended
                                                                December 31, 2005    December 31, 2005    December 31, 2004
                                                                -----------------    -----------------    -----------------
OPERATING ACTIVITIES
Net loss                                                            $ (14,129,243)       $ (1,310,783)        $ (1,552,008)
Plus non-cash charges to earnings:
   Depreciation and amortization                                           75,525               6,465                6,550
  Common stock issued for services                                      3,248,908             607,401              954,300
  Expenses paid by third parties                                           57,134                   -                    -
  Contribution of services by officer and employees                       799,154                   -                    -
  Services by officer and employees paid for
     with non-cash consideration                                         167,500
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                1,775,577                   -                    -
  Allowance for doubtful accounts                                         50,900              76,300              (25,400)
  Write-off of Notes Receivable                                           14,636              14,636
  Write-off of organizational costs                                        3,196                   -                    -
  Write-off of zero value investments                                    785,418                   -                    -
  Write-off of leasehold improvements and computer equipment               2,006                   -                    -
  Compensation costs for stock options and warrants
    granted to non-employees                                           1,205,015                   -                    -
Change in working capital accounts:
   (Increase) decrease in receivables from related parties               (68,900)
   (Increase) decrease in prepaid expenses                                     -               8,333               (8,333)
   (Increase) decrease in other receivables                             (176,577)
    Increase (decrease) in accrued salaries and consulting               495,326             255,326              240,000
    Increase (decrease) in accrued interest                               18,545              18,545
    Increase (decrease) in accounts payable and accrued liabilities    1,020,985             (12,576)              74,027
                                                                    -------------       -------------         -------------
      Total operating activities                                      (4,654,895)           (336,354)            (310,864)
                                                                    -------------       -------------         -------------

INVESTING ACTIVITIES
Purchase of equipment                                                    (67,042)
Investment in syringe patent development                                 (10,000)                  -                    -
Investment in Ives Health Company                                       (251,997)                  -                    -
Investment in The Health Club                                            (10,000)                  -                    -
                                                                   -------------       -------------         -------------
      Total investing activities                                        (339,039)                  -                    -
                                                                   -------------       -------------         -------------

FINANCING ACTIVITIES
Loans from shareholders                                                   13,907
Repayment of loans from shareholders                                      (8,005)                  -                3,364
Repayments of Promissory Notes                                           190,754                                   18,750
Common stock subscribed                                                        -                                   (1,000)
Sale of preferred stock for cash:                                         (1,000)
Sale of common stock for cash:
   To third-party investors (prior to merger)                            574,477                   -                    -
   To third-party investors                                             3,226,045             290,700
   From exercise of stock options                                        846,800              45,000              291,900
   Less:  Issue Costs                                                   (102,318)                  -                    -

(CONTINUED ON NEXT PAGE)
The accompanying notes are an integral part of the financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
           FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2005

                                                                   From Inception
                                                                      (August 16,
                                                                    1996) through           Year Ended           Year Ended
                                                                December 31, 2005    December 31, 2005    December 31, 2004
                                                                -----------------    -----------------    -----------------
(CONTINUED FROM PREVIOUS PAGE)
Convertible debentures issued for cash                                   355,000                   -                    -
Payment of exclusive license note payable                               (100,000)                  -                    -
                                                                   -------------       -------------         -------------
      Total financing activities                                       4,995,660             335,700              313,014
                                                                   -------------       -------------         -------------

Change in cash                                                             1,726                (654)               2,150
Cash at beginning of period                                                    -               2,380                  230
                                                                   -------------       -------------         -------------
Cash at end of period                                                    $ 1,726             $ 1,726              $ 2,380
                                                                   =============       =============         =============
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                     29,084                   -                    -

Non-cash financing and investing activities:
--------------------------------------------
Investment in Globe Joint Venture                                        637,566             637,566
Common stock issued to founders                                            7,000                   -                    -
Common stock issued in connection with merger
    with Cerro Mining Corporation                                            300                   -                    -
Common stock issued in Ives merger                                       346,262                   -                    -
Common stock subscriptions                                                69,800                   -                    -
Capitalized compensation cost for options granted                      1,487,700                   -                    -
Common stock issued in exchange for promissory note                      676,500                   -                    -
Common stock issued for payment of debt                                   76,888                   -                    -
Common stock issued for convertible debentures                           190,660                   -                    -
Common stock issued for services                                         471,663                   -                    -
Common stock issued to pay Ives debt                                      27,000                   -                    -

The accompanying notes are an integral part of the financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
           FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2005


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


(Continued on Next Page)

The accompanying notes are an integral part of the financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
           FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2005


                                                                                                Deficit
                                                                                            Accumulated
                                                                                             during the
                                                          Common Stock           Paid-In    Development   Subscription
                                                        Shares      Amount       Capital          Stage     Receivable        Total
                                                    ----------    --------  ------------    -----------   ------------   ----------
(continued from previous page)
Balance at December 31, 2001                        24,088,458      24,088    8,700,933      (7,941,257)     (547,500)      236,264

Issuance of Common Stock for:
   Cash from third-party investor                    3,625,000       3,625      358,875                                     362,500
Exercise of Options                                  2,006,822       2,007       (2,007)                                          0
Payment towards promissory note balances                                                                      102,803       102,803
Amortized Compensation Cost of stock
issued  and options granted for services                                        759,795                                     759,795
Compensation Cost of stock issued  and
options granted for services                         1,200,000       1,200      323,300                                     324,500
Net Income (Loss) at December 31, 2002                                                       (1,933,676)                 (1,933,676)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2002                        30,920,280      30,920   10,140,896      (9,874,933      (444,697)     (147,814)

Issuance of Common Stock for:
MPI Settlement costs of stock issued and
   options granted for services                      1,140,000       1,140      139,560                                     140,700
Compensation cost of stock issued and
   options granted for services                      7,000,000       7,000      133,000                                     140,000
Amortized compensation cost of stock
   issued and options granted for services                                      288,959                                     288,959
Indemnification cost of stock issued and
   options granted for services                      4,000,000       4,000       76,000                                      80,000
Payment towards promissory note balances                                                                       69,201        69,201
Net Income (Loss) at December 31, 2003                                                       (1,391,518)                 (1,391,518)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2003                        43,060,280    $ 43,060   10,778,415    $(11,266,451)  $ (375,496)   $ (820,472)

Issuance of Common Stock for:
   Cash from third-party investor                      100,000    $    100  $     4,900                                 $     5,000
Exercise of Options                                  5,866,000       5,866      248,234                                     254,100
Exercise of Warrants                                 1,462,000       1,462       71,638                   $   (1,000)        72,100
Compensation cost of stock issued
   for services                                     32,850,000      32,850      881,150                                     914,000
Payment towards promissory note blaances                                                                      18,750         18,750
Net Income (Loss) at December 31, 2004                                                     $ (1,522,008)                 (1,552,008)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2004                        83,338,280    $ 83,338  $11,984,337    $(12,818,460)  $ (357,746)   $(1,108,531)

Issuance of Common Stock for Cash:
   From third-party investors                       13,039,187    $ 13,039  $   277,661                                 $   290,700
   From the exercise of options                      1,800,000       1,800       43,200                                      45,000
Issuance of common stock for subscription            5,200,000       5,200       28,800                   $  (34,000)             -
Common stock issued for services                    21,250,000      21,250      455,250                                     476,500
Common stock issued pursuant to Joint Venture        5,833,331       5,833      132,000                                     137,833
Value of warrants granted pursuant to Joint Venture                             499,733                                     499,733
Value of options granted for services                                           130,900                                     130,900
Reclass of receivables against amounts owed                                                                  357,746        357,746
Net Income (Loss) at December 31, 2005                                                       (1,310,783)                 (1,310,783)
                                                    ----------    --------  ------------    -----------   ------------   ----------
Balance at December 31, 2005                       130,460,798    $130,460  $13,551,881    $(14,129,243)  $  (34,000)   $ (480,902)
                                                   ===========    ========  ============   =============  ============  ============



The accompanying notes are an integral part of the financial statements

Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 2005


Note 1 - Summary of Significant Accounting Policies

Organization and Nature of Operations
         Maxxon, Inc., a Nevada corporation, ("Maxxon" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. Its product designs now consist of a retractable safety syringe, a retractable safety scalpel with permanent lock and a retractable blood drawing device. Maxxon and Globe Med Tech have established Joint Venture arrangements to produce and distribute safety medical products including the ReVac Safety Syringe, ReTrac Auto Retractable Safety Scalpel with Permanent Lock, and the Auto Retractable Safety IV Catheter. The Company is working with Globe to develop the ReVac retractable safety syringe and has no products for sale at this time.

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

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2005 and 2004 calculations of loss per share.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(14,129,243) for the period from inception (August 16, 1996) to December 31, 2005. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Maxxon/Globe Joint Venture Agreement

         On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. Maxxon and Globe will each share 50% of the costs and profits from sales of the safety syringe and safety IV catheter. During the year ended December 31, 2005, Maxxon's share of costs related to the development of the safety syringe were $172,440, which costs were recorded as Research and Development expense.

         On August 11, 2005, Maxxon and Globe entered into a joint venture agreement related to Globe's ReTrac Automatic Retractable Safety Scalpel ("Safety Scalpel"). In exchange for 50% interest in the Safety Scalpel, Maxxon issued 5,333,333 shares of its restricted common stock to Globe and granted to Globe warrants to purchase up to 5,333,333 shares of Maxxon common stock at $0.02 per share for a period of three years and warrants to purchase up to 5,333,333 shares of Maxxon common stock at $0.04 per share for a period of three years. Upon execution of the Safety Scalpel agreement, 50% of the shares and options became vested, with the remaining 50% of the shares and options to vest upon the first commercial sale of the Safety Scalpel. Maxxon recorded an investment in the joint venture of $625,066, which represents the value of the restricted shares and options on the date of the agreement. Maxxon and Globe will each share 50% of the costs and profits from sales of the Safety Scalpel, with Maxxon transferring 30% of its profits to Globe until such time as Globe has received $1,250,000 from this transfer of the 30%. On November 23, 2005, Maxxon issued an additional 500,000 shares of its common stock to Andy Wu of Globe and recorded an additional $12,500 as an investment in the joint venture.

Note 4 - Other Commitments and Contingencies

         Employment Agreement with Rondald Wheet, CEO
         Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. As of December 31, 2005, the Company owed Mr. Wheet $26,500.00 pursuant to his employment agreement. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business. During the term of the agreement,

         The Company is obligated to indemnify him for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer, director, employee or agent of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in his sole judgment, he needs to retain counsel or otherwise expend personal funds for his defense. The Company shall also provide reasonable Director and Officer insurance and/or Warranty and Representations insurance coverage for Wheet. The terms and extent of such insurance shall be dictated by industry standard and circumstance.

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

Mutual Release and Settlement Agreement With Former CEO
         On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and warrants to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured, bears interest at 12% per year and is due April 14, 2006. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. Subsequent to year end, the former CEO exercised warrants to purchase 6,000,000 shares of common stock.

Amounts Due Pursuant to Employment and Consulting Agreements
         As of December 31, 2005, the Company had accrued approximately $694,000 pursuant to previous employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

Note 5 - Related Party Transactions

         During the first quarter of 2005, the Company entered into a mutual release and settlement agreement with its former officer and director. See Note 4- Commitments and Contingencies.

         The Company has shared office space, staff and administrative expenses with other companies for the past several years. From time to time, Maxxon and the other companies borrowed from and/or make cash advances to each other for the payment of rent and administrative expenses. Maxxon's former officer and director and its employees may have been officers, directors, employees or shareholders of these other companies. As of December 31, 2005, Maxxon's payable to the other companies was $26,525. During the period ended June 30, 2005, the Company recorded an allowance of $71,400 due from the other companies, and reclassified amounts due from employees against amounts owed to them.

Note 6 - Equity Transactions

         During the quarter ended March 31, 2005, the Company issued 3,000,000 shares of its common stock for accounting, financial reporting and administrative services and 750,000 shares of its common stock for legal services. The Company recorded expense of $60,000 and $22,500, respectively. The shares were valued based on the closing prices on the dates the shares were issued. In addition, the Company issued 4,000 shares of its common stock pursuant to the exercise of options and received $200 in cash.

         During the quarter ended June 30, 2005, the Company issued 6,000,000 shares upon exercise of stock options and received $90,000 in cash. The Company issued 5,000,000 shares to Mr. Wheet upon the exercise of his warrant. The Company recorded $174,000 in expense related to grant of the warrant. In April, 2005, Mr. Wheet exercised the warrant to purchase 5,000,000 shares of common stock at $0.001 per share that was issued to him in connection with his employment agreement. On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, whereby the Company issued a promissory note and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. The warrant is exercisable to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date.

         During the quarter ended September 30, 2005, the Company granted options to purchase up to 14,000,000 shares of its common stock at exercise prices ranging from $0.00 to $0.05 per share pursuant to a legal services agreement and recorded $130,900 as legal expense. The Company issued 9,000,000 shares of its common stock for pursuant to the exercise of stock options for which the Company received $20,000 in cash and a subscription for $34,000. The Company also issued 3,000,000 shares of common stock to Mr. Wheet pursuant to the Company's Stock Incentive Plan and recorded $27,000 in expense related to the stock issuance. The Company issued 5,333,333 restricted shares of common stock to Globe Med Tech pursuant to the joint venture agreement. In addition, pursuant to the joint venture agreement, the Company granted to Globe options to purchase up to 5,333,333 shares of Maxxon common stock at an exercise price of $0.02 per share for a period of three years and 5,333,333 shares of Maxxon common stock at an exercise price of $0.04 per share for a period of three years. Of the options granted, 2,666,666 at $0.02 per share and 2,666,666 at $0.04 per share are exercisable and the remaining shares will become exercisable upon the first sale of the ReTrac Automatic Retractable Safety Scalpel. The Company recorded $625,066 as an investment in the joint venture, based upon the value of the common stock and options on the date of the agreement. Globe's president, Andy Hu, was granted options to purchase one million shares of Maxxon common stock at a price of $0.025 per share on or before December 31, 2006 in consideration of his becoming Chief Technology Officer of Maxxon. No compensation cost was recorded as the exercise price was greater than the market price on the date of grant. The Company issued 4,035,186 shares of common stock to third party investors for $110,500 in cash.

         During the quarter ended December 31, 2005, the Company issued 3,000,000 shares of common stock to third party investors for $90,000 in cash. The Company issued 2,000,000 shares of common stock pursuant the exercise of options at prices ranging from $0.001 per share to $0.025 per share, issued 5,500,000 shares of common stock for services valued at $145,000; and issued 500,000 shares of common stock pursuant to the joint venture and recorded $12,500 as an investment in the joint venture.

     See Note 9. "Subsequent Events" for equity transactions that occurred after December 31, 2005.


Note 7 - Stock Options and Warrants Outstanding

     The following tables summarize information about the stock options and warrants outstanding at December 31, 2005:

                                                                                                        Average
                                                        Options       Warrants          Total    Exercise Price
                                                  -------------- -------------- -------------- -----------------

      Balance at 12/31/04                             5,834,000      7,587,000     13,421,000            $0.275
      Granted                                        25,666,664     17,913,239     43,579,903            $0.020
      Exercised                                    (10,004,000)    (5,000,000)   (15,004,000)            $0.025
      Expired/Forfeited                               (876,667)    (5,437,000)    (6,313,667)            $0.250
                                                  -------------- -------------- --------------
      Balance at 12/31/05                            20,619,997     15,063,239     35,683,236            $0.250
                                                  ============== ============== ==============




                                        Options & Warrants Outstanding                     Exercisable
                              ---------------------------------------------------- ----------------------------
      Range of Exercise                              Weighted
                                                      Average                                         Weighted
                                        Number      Remaining            Weighted           Number     Average
                                 Outstanding at    Contractual            Average      Exercisable    Exercise
      Price                            12/31/05          Life      Exercise Price      at 12/31/05       Price
      ----------------------- ------------------ ------------- ------------------- ---------------- -----------
      Options
      $0.001 - $0.50                 20,619,997    2.64 years               $0.08       14,966,665       $0.09

      Warrants
      $0.001 - $0.50                 15,063,239    3.96 years               $0.04       15,063,239       $0.04
                              ------------------                                   ----------------
                                     35,683,236                                         30,029,904
                              ------------------                                   ----------------

Note 8 - Litigation

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

Note 9.           Subsequent Events

         Subsequent to the year ended December 31, 2005, the Company issued 5,000,000 shares for the payment of consulting services and 6,000,000 shares pursuant to the exercise of warrants at $0.001 per share.

Index to and Description of Exhibits

EX
No.  Description of Exhibit

2.1 Amended Articles of Incorporation (filed as Exhibit 2.1 to our Amended Form 10-SB filed August 15, 2001)

2.2  Bylaws  (filed as Exhibit  2.2 to our Amended  Form 10-SB filed  August 15,
     2001)

4.1 Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999

10.1 Maxxon-Globe Joint Venture Agreement dated November 3, 2005 (incorporated herein by reference to Exhibit 10.1 of Maxxon's Form 10-QSB for the quarter ended September 30, 2005, filed with the SEC on November 17, 2005)

10.2 Maxxon-Globe Medical Tech Inc. Safety Scalpel Joint Venture agreement dated August 11, 2005 (incorporated herein by reference to Exhibit 10.2 of Maxxon's Form 10-QSB for the quarter ended June 30, 2005, filed with the SEC on August 19, 2005.)

10.3 Employment   Agreement  with  Rondald  L.  Wheet  (incorporated  herein  by reference to Exhibit 10.3 of Maxxon's Form 10-QSB for the quarter ended June 30, 2005, filed with the SEC on August 19, 2005.)

10.4 Mutual Release and Settlement Agreement between Maxxon, Inc. and Gifford M. Mabie dated April 14, 2005 (incorporated herein by reference to Exhibit
     10.13 of Maxxon's Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 15, 2005.)

10.5 Agreement and Plan of Merger between Cerro Mining Corporation and Maxxon, Inc. dated May 9, 1997 (filed as Exhibit 6.6 to our Form 10-SB filed December 23, 1999)

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MAXXON, INC.


                                              /s/ RONDALD L. WHEET
                                              --------------------------
                                              By:  Rondald L. Wheet,
                                              Chief Executive Officer

April 11, 2006