Form 10QSB
period 2006-03-31
MAXXON INC
filed 2006-05-15
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

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

Yes  [X]          No [   ]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 142,460,798 shares of Common Stock, $0.001 par value, outstanding as of April 30, 2006.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet at March 31, 2006 (Unaudited).......................................................  3

Statements of Operations For The Period From Inception (August 16, 1996)
through March 31, 2006 And For The Three Months Ended March 31, 2006 and 2005 (Unaudited).........  4

Statements of Cash Flows For The Period From Inception (August 16, 1996)
through March 31, 2006 And For The Three Months Ended March 31, 2006 and 2005 (Unaudited).........  5

Notes to Financial Statements (Unaudited).........................................................  7



                                  MAXXON, INC.
                         (A Development Stage Company)

                                  BALANCE SHEET
                                 March 31, 2006
                                  (Unaudited)

                                      ASSETS
Current assets
     Cash                                                                                       $ 93

Investment- Globe Med Tech Joint Venture                                                     637,566
                                                                                        -------------
TOTAL ASSETS                                                                               $ 637,659
                                                                                        =============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued liabilities                                              $ 179,709
     Accrued Salaries                                                                        784,128
     Notes Payable and Accrued Interest                                                      235,884
                                                                                        -------------
        Total current liabilities                                                          1,199,721
                                                                                        -------------
Total liabilities                                                                          1,199,721
Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares issued and outstanding                                   -
Common stock, $0.001 par value,
   250,000,000 shares authorized; 141,460,798 shares issued and outstanding                  141,460
Common stock subscribed                                                                       (5,000)
Paid in capital                                                                           13,644,381
Deficit accumulated during the development stage                                         (14,342,903)
                                                                                        -------------
   Total shareholders' deficiency                                                           (562,062)
                                                                                        -------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                             $ 637,659
                                                                                        =============

The accompanying notes are an integral part of the interim financial statements


                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
          From Inception (August 16, 1996) Through March 31, 2006 and
               For the Three Months Ended March 31, 2006 and 2005
                                  (Unaudited)



                                       From inception
                                     (August 16, 1996)             Three months            Three Months
                                              through                     ended                   ended
                                       March 31, 2006            March 31, 2006          March 31, 2005
                                           (Unaudited)               (Unaudited)             (Unaudited)
                                     -----------------           ---------------         ---------------

Investment Income                           $ 170,753                      $ -                       -
Other Income                                    3,857                        -                       -
                                     -----------------           ---------------         ---------------
                                              174,610                        -                       -
                                     -----------------           ---------------         ---------------
Expenses
Research and development                    1,688,546                   29,000                   1,440
General and administrative                 11,426,834                  178,155                 349,771
                                     -----------------           ---------------         ---------------
   Total operating expenses                13,115,380                  207,155                 351,211
                                     -----------------           ---------------         ---------------

Operating loss                            (12,940,770)                (207,155)               (351,211)
                                     -----------------           ---------------         ---------------

Interest income                                17,276                        -                       -
                                     -----------------           ---------------         ---------------

Interest expense                               37,550                    6,505                      54
                                     -----------------           ---------------         ---------------

Loss on disposal of assets                      2,006                        -                  (2,800)
                                     -----------------           ---------------         ---------------

Depreciation and amortization                  69,070                        0                   1,616
                                     -----------------           ---------------         ---------------

Net loss from operations                $ (13,032,120)              $ (213,660)             $ (350,081)
                                     =================           ===============         ===============
Weighted average shares
outstanding                                35,526,011              131,375,865              84,988,790
                                     =================           ===============         ===============

Net loss per share (Note 1)                   $ (0.37)                 $ (0.00)                $ (0.00)
                                     =================           ===============         ===============

The accompanying notes are an integral part of the interim financial statements


                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
          From Inception (August 16, 1996) Through March 31, 2006 and
               For the Three Months Ended March 31, 2006 and 2005
                                  (Unaudited)

                                                                    From inception
                                                                  (August 16, 1996)       Three months         Three Months
                                                                           through               ended                ended
                                                                    March 31, 2006      March 31, 2006       March 31, 2005
                                                                        (Unaudited)         (Unaudited)          (Unaudited)
                                                                  -----------------    ---------------      ---------------
OPERATING ACTIVITIES
Net loss                                                            $ (14,342,903)         $ (213,660)          $ (350,081)
Plus non-cash charges to earnings:
   Depreciation and amortization                                           75,525                   0                1,616
   Common stock issued for services                                     3,346,408              97,500              133,650
   Expenses paid by third parties                                          57,134                   -                    -
   Contribution of services by officer and employees                      799,154                   -                    -
   Services by officer and employees paid for
        with non-cash consideration                                       167,500
   Amortization of compensation cost for options
       granted to non-employees and common stock
       issued for services                                              1,775,577                   -                    -
   Allowance for doubtful accounts                                         50,900                                   88,783
   Write-off of Notes Receivable                                           14,636
   Write-off of organizational costs                                        3,196                   -                    -
   Write-off of zero value investments                                    785,418                   -                    -
   Write-off of leasehold improvements and computer equipment               2,006                   -                    -
   Compensation costs for stock options and warrants
       granted to non-employees                                         1,205,015                   -                    -
Change in working capital accounts:
   (Increase) decrease in receivables from related parties                (68,900)
   (Increase) decrease in prepaid expenses                                      -                                    8,333
   (Increase) decrease in other receivables                              (176,577)
   Increase (decrease) in accrued salaries and consulting                 559,076              63,750              100,000
   Increase (decrease) in accrued interest                                 25,050               6,505
   Increase (decrease) in accounts payable and accrued liabilities      1,036,257              15,272               14,070
                                                                  -----------------    ---------------      ---------------
      Total operating activities                                       (4,685,528)            (30,633)              (3,629)
                                                                  -----------------    ---------------      ---------------

INVESTING ACTIVITIES
Purchase of equipment                                                     (67,042)
Investment in syringe patent development                                  (10,000)                  -                    -
Investment in Ives Health Company                                        (251,997)                  -                    -
Investment in The Health Club                                             (10,000)                  -                    -
                                                                  -----------------    ---------------      ---------------
      Total investing activities                                         (339,039)                  -                    -
                                                                  -----------------    ---------------      ---------------

FINANCING ACTIVITIES
Loans from shareholders                                                    13,907
Repayment of loans from shareholders                                       (8,005)                  -                  653
Repayments of Promissory Notes                                            190,754
Common stock subscribed                                                    29,000              29,000                1,000
Sale of preferred stock for cash:                                          (1,000)
Sale of common stock for cash:
   To third-party investors (prior to merger)                             574,477                   -                    -
   To third-party investors                                             3,226,045
   From exercise of stock options                                         846,800                                      200
   Less:  Issue Costs                                                    (102,318)                  -                    -
Convertible debentures issued for cash                                    355,000                   -                    -
Payment of exclusive license note payable                                (100,000)                  -                    -
                                                                  -----------------    ---------------      ---------------
      Total financing activities                                        5,024,660              29,000                1,853
                                                                  -----------------    ---------------      ---------------

(Statements of Cash Flows continued on next page)


The accompanying notes are an integral part of the interim financial statements

                                  MAXXON, INC.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
          From Inception (August 16, 1996) Through March 31, 2006 and
               For the Three Months Ended March 31, 2006 and 2005
                                  (Unaudited)

                                                                    From inception
                                                                  (August 16, 1996)       Three months         Three Months
                                                                           through               ended                ended
                                                                    March 31, 2006      March 31, 2006       March 31, 2005
                                                                        (Unaudited)         (Unaudited)          (Unaudited)
                                                                  -----------------    ---------------      ---------------
(continued from previous page

Change in cash                                                                 93              (1,633)              (1,776)
Cash at beginning of period                                                     -               1,726                2,380
                                                                  -----------------    ---------------      ---------------

Cash at end of period                                                        $ 93                $ 93                $ 604
                                                                  -----------------    ---------------      ---------------
Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                      29,084                   -                    -
                                                                  -----------------    ---------------      ---------------
Non-cash financing and investing activities:
Investment in Globe Joint Venture                                         637,566                   -
Common stock issued to founders                                             7,000                   -                    -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                 300                   -                    -
Common stock issued in Ives merger                                        346,262                   -                    -
Common stock subscriptions                                                 69,800                   -                    -
Capitalized compensation cost for options granted                       1,487,700                   -                    -
Common stock issued in exchange for promissory note                       676,500                   -                    -
Common stock issued for payment of debt                                    82,888               6,000                    -
Common stock issued for convertible debentures                            190,660                   -                    -
Common stock issued for services                                          471,663                   -                    -
Common stock issued to pay Ives debt                                       27,000                   -                    -


The accompanying notes are an integral part of the interim financial statements

                                  MAXXON, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006
                                  (UNAUDITED)

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

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2006 and 2005 calculations of loss per share.

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

Note 2 - Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(14,342,903) for the period from inception (August 16, 1996) to March 31, 2006. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Maxxon/Globe Joint Venture Agreement

         On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. Maxxon and Globe will each share 50% of the costs and profits from sales of the safety syringe and safety IV catheter. During the quarter ended March 31, 2006, Maxxon's share of costs related to the development of the safety syringe was $29,000, which costs were recorded as Research and Development expense.

Note 4 - Other Commitments and Contingencies

         Employment Agreement with Rondald Wheet, CEO
         Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. As of March 31, 2006, the Company owed Mr. Wheet $63,750 pursuant to his employment agreement. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Mutual Release and Settlement Agreement With Former CEO
         On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and warrants to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured, bears interest at 12% per year and is due April 14, 2006. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000.

Amounts Due Pursuant to Employment and Consulting Agreements
         As of March 31, 2006, the Company had accrued approximately $720,378 pursuant to previous employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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


Note 5 - Equity Transactions

         During the quarter ended March 31, 2006, the Company issued 5,000,000 shares of its common stock for consulting services. The Company recorded expense of $97,500. The shares were valued based on the closing price on the dates the shares were issued. The closing price was discounted by 50% for Rule 144 restrictions.

         During the quarter ended March 31, 2006, the Company issued 6,000,000 shares of its common stock pursuant to the exercise of warrants by the Company's former CEO. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note payable to the Company's former CEO by $6,000.


Note 6 - Stock Options and Warrants Outstanding

The following tables summarize information about the stock options and warrants outstanding at March 31, 2006:


                                                                                                        Average
                                                        Options       Warrants          Total    Exercise Price
                                                  -------------- -------------- -------------- -----------------
      Balance at 12/31/05                            20,619,997     15,063,239     35,683,236            $0.250
      Granted                                                 0              0              0
      Exercised                                               0    (6,000,000)    (7,200,000)
      Expired/Forfeited                             (1,200,000)              0              0
                                                  -------------- -------------- --------------
      Balance at 3/31/06                             19,419,997      9,063,239     28,483,236            $0.250
                                                  ============== ============== ==============


         During the quarter ended March 31, 2006, the Company issued 6,000,000 shares of its common stock pursuant to the exercise of warrants by the Company's former CEO. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note payable to the Company's former CEO by $6,000. During the quarter ended March 31, 2006, options to purchase 1,200,000 shares of common stock at exercise prices ranging from $0.20 to $0.40 per share expired. Subsequent to the quarter ended March 31, 2006, options to purchase 1,000,000 shares of common stock at an exercise price of $0.001 per share were exercised.

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

ABOUT THE COMPANY
     Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the ReVac retractable safety syringe, which is designed specifically to reduce accidental needlestick injuries. On March 9, 2006, we announced that Globe Medical Tech, Inc. ("Globe"), our joint venture partner, had approved version 8 of the ReVac 3cc retractable safety syringe for manufacturing. Globe is presently validating the assembly process to ensure all finished parts are equally functional and reliable. Globe then plans to produce 5,000 syringes to be used as product samples to show potential clients and to be used for testing in preparation for a 510k submission to the FDA. In addition to the ReVac retractable safety syringe, we have designed or obtained certain rights to other retractable safety devices, including the Auto Retractable Safety Scalpel with Permanent Lock and the Auto Retractable Safety IV Catheter.

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

STATUS OF OUR SAFETY SYRINGE
         On March 9, 2006, we announced that Globe Medical Tech, Inc. ("Globe"), our joint venture partner, had approved version 8 of the ReVac 3cc retractable safety syringe for manufacturing. Globe is presently validating the assembly process to ensure all finished parts are equally functional and reliable. Globe then plans to produce 5,000 syringes to be used as product samples to show potential clients and to be used for testing in preparation for a 510-k submission to the FDA. Globe may encounter unexpected delays and/or engineering issues related to manufacturing the safety syringe which may delay or even prevent production. Any unexpected delays and/or engineering issues could have an adverse effect on our business. These issues may require substantial additional capital to address and there is no assurance the Company will be successful in raising such capital when needed, on acceptable terms, or at all. See "RISK FACTORS."


LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
         As of March 31, 2006, and continuing as of the date of this report, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1,000,000 will be required to fund the joint venture arrangement with Globe, and approximately $400,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities available, the only means of funding our development, approval and commercialization efforts is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 142,460,798 shares were issued and outstanding as of April 30, 2006. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

     During the three months ended March 31, 2006, we incurred approximately $29,000 in development expenses related to our retractable safety syringe. Our general and administrative expenses consisted mainly of non-cash charges, including approximately $62,500 for accrued salaries and payments pursuant to employment or consulting agreements, and $97,500 consulting agreements that were paid with a total of 5,000,000 shares of Company common stock. See "Notes to Financial Statements."

     During the first quarter of 2005, we incurred about $7,800 in development expenses that related to patent work for our retractable safety syringe. Our general and administrative expenses of $327,440 consisted mainly of non-cash charges, including approximately $100,000 for accrued salaries pursuant to employment agreements, $120,000 for legal services related primarily to the defense of the SEC complaint, $25,000 for accounting and financial reporting services, $55,000 for operating costs, including personnel, accrued rent, and online services; and $2,000 for depreciation. The legal fees and personnel costs for the first quarter of 2005 were paid with Company common stock.


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

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future And By the Common Stock We Have Issued Or Will Issue In The Future.
         As of March 31, 2006, we had a total of 28,483,236 options and warrants outstanding, which consisted of options to purchase up to 19,419,997 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share (of which 13,766,665 were exercisable) and warrants to purchase up to 9,063,239 shares of common stock at exercise prices ranging from $0.001 to $0.25 per share (all of which were exercisable). Approximately 5,753,333 of the options and 2,150,000 of the warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the first quarter of 2006, the Company issued 5,000,000 shares for services and 6,000,000 shares pursuant to the exercise of warrants. Subsequent to quarter end, the Company issued 1,000,000 shares pursuant to the exercise of options. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         As of April 30, 2006, we had 250,000,000 shares authorized and 142,460,798 shares outstanding. If all the outstanding options and warrants outstanding as of that date were exercised then the outstanding shares would increase to 168,944,034 shares. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

We Have A History Of Losses And Expect Future Losses
         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of March 31, 2006, we had accumulated a deficit of approximately $(14,342,903). There is no assurance that our retractable safety devices will be commercially viable. There is no assurance that we will generate revenue from the sale of retractable safety devices or that we will achieve or maintain profitable operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Transactions for the three months ended March 31, 2006 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 5. "Equity Transactions."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

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

Date:  May 12, 2006