Form 10QSB
period 2006-06-30
MAXXON INC
filed 2006-08-21
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


               X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to____________


                         Commission File Number: 0-28629


                                  Maxxon, Inc.
                 (Name of Small Business Issuer in its charter)

                  Nevada                               73-1526138
------------------------------------------- --------------------------------
     (State or other jurisdiction of            (IRS Employer I.D. No.)
      incorporation or organization)

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

Yes  [X]          No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 143,180,798 shares of Common Stock, $0.001 par value, outstanding as of August 15, 2006.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet at June 30, 2006 (Unaudited)..................................  3

Statements of Operations For The Period From Inception (August 16, 1996)
to June 30, 2006 And For The Three Months and Six Months Ended
June 30, 2006 and 2005 (Unaudited)..........................................  4

Statements of Cash Flows For The Period From Inception (August 16, 1996)
to June 30, 2006 And For The Six Months Ended
June 30, 2006 and 2005 (Unaudited)..........................................  5

Notes to Financial Statements (Unaudited)...................................  7

                                  Maxxon, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                  June 30, 2006
                                   (Unaudited)

                                      ASSETS
Current assets
Cash                                                                                         $ 2,154

Investment- Globe Med Tech JV                                                                625,067
                                                                                         ------------
TOTAL ASSETS                                                                               $ 627,221
                                                                                         ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities                                                   $ 200,864
Accrued Salaries                                                                             833,479
Notes Payable and Accrued Interest                                                           245,372
Shareholder Advances                                                                           8,000
                                                                                         ------------
   Total current liabilities                                                               1,287,715
                                                                                         ------------

Total liabilities                                                                          1,287,715

Shareholders' Deficiency
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; no shares issued and outstanding                                   -
Common stock, $0.001 par value,
   250,000,000 shares authorized; 143,160,798 shares issued and outstanding                  143,160
Common stock subscribed                                                                       (5,000)
Paid in capital                                                                           13,708,681
Deficit accumulated during the development stage                                         (14,507,335)
                                                                                         ------------
   Total shareholders' deficiency                                                           (660,494)
                                                                                         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                             $ 627,221
                                                                                         ============

The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                            Statements of Operations
           From Inception (August 16, 1996) Through June 30, 2006 and
  For The Three Months and Six Months Ended June 30, 2006 and 2005 (Unaudited)




                            From inception
                               (August 16,         Three months        Three months          Six months          Six months
                             1996) through                ended               ended               ended               ended
                             June 30, 2006        June 30, 2006       June 30, 2005       June 30, 2006       June 30, 2005
                            --------------       --------------      ---------------     --------------       --------------
Investment Income                $ 170,753                 $ -                 $ -                 $ -                 $ -
Other Income                         3,857                   -                   -                   -                   -
                            --------------       --------------      ---------------     --------------       --------------
                                   174,610                   -                   -                   -                   -
                            --------------       --------------      ---------------     --------------       --------------
Expenses
Research and development         1,870,986              10,000              20,000              39,000              21,440
General and administrative      12,687,835             144,944             292,576             323,099             642,347
                            --------------       --------------      ---------------     --------------       --------------
   Total operating expenses     14,558,821             154,944             312,576             362,099             663,787
                            --------------       --------------      ---------------     --------------       --------------
Operating loss                 (14,384,211)           (154,944)           (312,576)           (362,099)           (663,787)
                            --------------       --------------      ---------------     --------------       --------------
Interest income                     17,276                   -                   -                   -                   -
                            --------------       --------------      ---------------     --------------       --------------
Interest expense                    65,658               9,487               5,443              15,992               5,497
                            --------------       --------------      ---------------     --------------       --------------
Loss on disposal of assets            (794)                  -                   -                   -              (2,800)
                            --------------       --------------      ---------------     --------------       --------------
Depreciation and amortization       75,536                   -               1,616                   -               3,232
                            --------------       --------------      ---------------     --------------       --------------
Net loss from operations     $ (14,507,335)         $ (164,431)         $ (319,635)         $ (378,091)         $ (669,716)
                            ==============       ==============      ===============     ==============       ==============
Weighted average shares
outstanding                     38,334,539         142,527,831          87,455,872         138,372,953          83,520,154
                            ==============       ==============      ===============     ==============       ==============
Net loss per share (Note 1)        $ (0.38)            $ (0.00)            $ (0.00)            $ (0.00)            $ (0.01)
                            ==============       ==============      ===============     ==============       ==============

 The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                           Statements of Cash Flows
       From Inception (August 16, 1996) Through June 30, 2006 (Unaudited)


                                                                    From Inception
                                                                       (August 16,
                                                                     1996) through    Six Months Ended     Six Months Ended
                                                                     June 30, 2006       June 30, 2006        June 30, 2005
                                                                    --------------    ----------------     ----------------
Operating activities
Net loss                                                            $ (14,507,334)         $ (378,091)          $ (669,716)
Plus non-cash charges to earnings:
Depreciation and amortization                                              75,525                   0                3,233
Common stock issued for services                                        3,357,408             108,500              300,501
Expenses paid by third parties                                             57,134                   -                    -
Contribution of services by officer and employees                         799,154                   -                    -
Services by officer and employees paid for
     with non-cash consideration                                          167,500
Compensation cost for option price reduction                               50,000              50,000
Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                 1,775,577                   -                    -
Allowance for doubtful accounts                                            50,900                                   76,300
Write-off of Notes Receivable                                              14,636                                   14,633
Write-off of organizational costs                                           3,196                   -                    -
Write-off of zero value investments                                       785,418                   -                    -
Write-off of leasehold improvements and computer equipment                  2,006                   -                    -
Compensation costs for stock options and warrants
granted to non-employees                                                1,205,015                   -                    -
Change in working capital accounts:
   (Increase) decrease in receivables from related parties                (68,900)
(Increase) decrease in prepaid expenses                                         -                                    8,333
   (Increase) decrease in other receivables                              (176,577)
Increase (decrease) in accrued salaries and consulting                    608,426             113,100              208,751
Increase (decrease) in accrued interest                                    34,537              15,992                5,421
   Increase (decrease) in accounts payable and accrued liabilities      1,057,412              36,427               30,068
                                                                    --------------    ----------------     ----------------
      Total operating activities                                       (4,708,967)            (54,072)             (22,476)
                                                                    --------------    ----------------     ----------------

Investing activities
Purchase of equipment                                                     (67,042)                  -                    -
Investment in syringe patent development                                  (10,000)                  -                    -
Investment in Ives Health Company                                        (251,997)                  -                    -
Investment in The Health Club                                             (10,000)                  -                    -
                                                                    --------------    ----------------     ----------------
      Total investing activities                                         (339,039)                  -                    -
                                                                    --------------    ----------------     ----------------

Continued on Page 6
-------------------


 The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                           Statements of Cash Flows
       From Inception (August 16, 1996) Through June 30, 2006 (Unaudited)


                                                                    From Inception
                                                                       (August 16,
                                                                     1996) through    Six Months Ended     Six Months Ended
                                                                     June 30, 2006       June 30, 2006        June 30, 2005
                                                                    --------------    ----------------     ----------------

Continued From Page 5
---------------------

Financing activities
Loans from shareholders                                                    21,907               8,000
Repayment of loans from shareholders                                       (8,005)                  -              (25,000)
Repayments of Promissory Notes                                            190,754
Common stock subscribed                                                    29,000              29,000                    -
Sale of preferred stock for cash:                                          (1,000)
Sale of common stock for cash:
   To third-party investors (prior to merger)                             574,477                   -                    -
   To third-party investors                                             3,226,045
   From exercise of stock options                                         864,300              17,500               90,200
   Less:  Issue Costs                                                    (102,318)                  -                    -
Convertible debentures issued for cash                                    355,000                   -                    -
Payment of exclusive license note payable                                (100,000)                  -                    -
      Total financing activities                                        5,050,160              54,500               65,200

Change in cash                                                              2,154                 428               42,724
Cash at beginning of period                                                     -               1,726                2,380

Cash at end of period                                                     $ 2,154             $ 2,154             $ 45,104

Supplemental disclosure of cash flow information:
   Cash paid for interest and taxes during the period                      29,084                   -                    -

Non-cash financing and investing activities:
Investment in Globe Joint Venture                                         625,066             (12,500)
Common stock issued to founders                                             7,000                   -                    -
Common stock issued in connection with merger
with Cerro Mining Corporation                                                 300                   -                    -
Common stock issued in Ives merger                                        346,262                   -                    -
Common stock subscriptions                                                 69,800                   -                    -
Capitalized compensation cost for options granted                       1,487,700                   -                    -
Common stock issued in exchange for promissory note                       676,500                   -                    -
Common stock issued for payment of debt                                    82,888               6,000                    -
Common stock issued for convertible debentures                            190,660                   -                    -
Common stock issued for services                                          471,663                   -                    -
Common stock issued to pay Ives debt                                       27,000                   -                    -

The accompanying notes are an integral part of the interim financial statements

                                  Maxxon, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 1 -.Summary of Significant Accounting Policies

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

Stock-based Compensation
         The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement ofFinancial Accounting
Standards No. 123,  "Accounting for Stock-Based  Compensation".  Under APB
No. 25, compensation expense is basedon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock-based compensation arrangements for non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

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

Earnings (Loss) per Share
         The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2006 and 2005 calculations of loss per share.

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

Note 2 -.Uncertainties

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(14,507,335) for the period from inception (August 16, 1996) to June 30, 2006. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 -.Maxxon/Globe Joint Venture Agreement

         On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. Maxxon and Globe will each share 50% of the costs and profits from sales of the safety syringe and safety IV catheter. During the quarter ended June 30, 2006, Maxxon's share of costs related to the development of the safety syringe was $10,000, which costs were recorded as Research and Development expense.

Note 4 -.Other Commitments and Contingencies

         Employment Agreement with Rondald Wheet, CEO
         Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. As of June 30, 2006, the Company owed Mr. Wheet $89,350 pursuant to his employment agreement. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Amounts Due Pursuant to Employment and Consulting Agreements
         As of June 30, 2006, the Company had accrued approximately $744,129 pursuant to previous employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

Note 5 - Equity Transactions

         During the quarter ended June 30, 2006, the Company issued 1,000,000 shares of its common stock pursuant to the exercise of options by the Company's legal counsel. The exercise price of $1,000 was paid by legal services. The Company also issued 700,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash. In addition, the Company recognized approximately $50,000 in additional compensation cost when the option exercise price for 2,000,000 options was lowered from $0.05 per share to $0.025 per share. During the quarter ended June 30, 2006, the Company issued 500,000 shares of its common stock for consulting services and recorded expense of $10,000. The shares were valued based on the closing price on the date the shares were issued, less a discount of 50% for Rule 144 restrictions. The Company also returned 500,000 shares of its common stock to treasury as the shares were subject to certain performance targets by Globe which were not met. The Company reduced the value of the Joint Venture by $12,500 which was the value recorded when the shares were originally issued. Subsequent to June 30, 2006, the Company issued 20,000 shares pursuant to the exercise of warrants at $0.025 per share for cash.

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

Note 6 - Stock Options and Warrants Outstanding

         The following tables summarize information about the stock options and warrants outstanding at June 30, 2006:


                                                                                                        Average
                                                        Options       Warrants          Total    Exercise Price
                                                  -------------- -------------- -------------- -----------------

      Balance at 12/31/05                            20,619,997     15,063,239     35,683,236            $0.250
      Granted                                                 0              0              0
      Exercised                                     (1,700,000)    (6,000,000)    (7,700,000)            $0.013
      Expired/Forfeited                             (1,200,000)              0    (1,200,000)            $0.300
                                                  -------------- -------------- --------------
      Balance at 6/30/06                             17,719,997      9,063,239     26,783,236            $0.250
                                                  ============== ============== ==============


         During the quarter ended June 30, 2006, the Company issued 1,000,000 shares of its common stock pursuant to the exercise of options by the Company's legal counsel. The exercise price of $1,000 was paid by legal services. The Company also issued 700,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash. In addition, the Company recognized approximately $50,000 in additional compensation cost when the option exercise price for 2,000,000 options was lowered from $0.05 per share to $0.025 per share. Subsequent to June 30, 2006, the Company issued 20,000 shares pursuant to the exercise of warrants at $0.025 per share for cash.

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

ABOUT THE COMPANY

         Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the ReVac retractable safety syringe, which is designed specifically to reduce accidental needlestick injuries. On March 9, 2006, we announced that Globe Medical Tech, Inc. ("Globe"), our joint venture partner, had approved version 8 of the ReVac 3cc retractable safety syringe. Globe is presently validating the assembly process to ensure all finished parts are equally functional and reliable. Globe then plans to produce 5,000 syringes to be used as product samples to show potential clients and to be used for testing in preparation for a 510k submission to the FDA. In addition to the ReVac retractable safety syringe, we have designed or obtained certain rights to other retractable safety devices, including the Auto Retractable Safety Scalpel with Permanent Lock and the Auto Retractable Safety IV Catheter. Our planned products are in the design or development stage and none are currently being manufactured for sale.

         Because our planned products are in various stages of development, we have no revenue. Our efforts to date have been funded entirely through sales of our common stock and through loans or advances from shareholders. We require substantial additional time and capital to commercialize the ReVac retractable safety syringe and there is no assurance that such capital will be available to us when needed, on acceptable terms, or at all. There is no assurance that our planned products will be commercially viable. Globe, and other future collaborative partners, may require significant amounts of time to develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our planned products will also require FDA approval before they can be sold in the United States and similar approvals from foreign countries where our products may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. It could be years, if ever, before our planned products are sold in the United States or anywhere else in the world. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

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

STATUS OF OUR SAFETY SYRING
         On June 15, 2006, the Company issued a press release stating that Globe had completed the ReVac Safety Syringe activation force lab study, that design work was finalized and that the manufacture of 5,000 piece samples for FDA application process had begun. As of the date of this report, Globe estimates the sterilized samples will be ready within in 4 - 6 weeks and thereafter approximately 2 - 3 months will be needed to complete the biocompatibility and clinical testing. Following the completion of biocompatibility and clinical testing, the next major mile stone is to obtain FDA 510(k) registration.

         Globe may encounter unexpected delays and/or engineering issues related to design and/or manufacturing the safety syringe which may delay or even prevent production. The Company may be unable to initiate or complete the biocompatibility and clinical tests necessary to file a 510(k) with the FDA because of funding issues, test results, or any number of other unforeseen issues. Any unexpected delays and/or issues could have an adverse effect on our business. These issues may require substantial additional capital to address and there is no assurance the Company will be successful in raising such capital when needed, on acceptable terms, or at all. See "RISK FACTORS."

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
         As of June 30, 2006, and continuing as of the date of this report, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1,000,000 will be required to fund the joint venture arrangement with Globe, and approximately $400,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities available, the only means of funding our development, approval and commercialization efforts is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 143,180,798 shares were issued and outstanding as of August 15, 2006. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE SIX MONTHS
ENDED JUNE 30, 2006 AND 2005
         During the six months ended June 30, 2006, we incurred approximately $39,000 in development expenses related to our retractable safety syringe. Our general and administrative expenses consisted mainly of non-cash charges, including approximately $125,000 for accrued salaries, $107,500 for consulting agreements that were paid with shares of Company common stock, $50,000 for additional compensation cost from the reduction of the exercise price of 2,000,000 options from $0.05 per share to $0.025 per share, and $30,000 for accrued rent. See "Notes to Financial Statements."

         During the six months ended June 30, 2005, we incurred approximately $21,440 in development expenses for our retractable safety syringe. Our general and administrative expenses of $647,767 consisted mainly of non-cash charges, including approximately $279,483 for accruals pursuant to employment and consulting agreements, $174,000 for the warrants pursuant to Mr. Wheet's employment agreement, an allowance for doubtful accounts of $76,300, $40,000 for accounting and financial reporting services, $25,200 for office rent, and $24,304 for legal services related primarily to the defense of the SEC complaint. See "Notes to Financial Statements."


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

We Require Substantial Additional Capital To Commercialize Our Retractable Safety Products. We May Have Difficulty Raising CapitalWhen We Need It,
Or At All. Raising Such Capital May Dilute Stockholder Value. If We Are Unable To Raise Capital, We May Be Required To Limit Or Cease Our Operations, Or Otherwise Modify Our Business Strategy.
         We require an estimated $1.0 million in capital, over the next twelve months, to pursue our joint venture with Globe and approximately $400,000 for administrative expense. There is no assurance, however, that we will be successful in raising the funds when needed, on acceptable terms, or at all. There is no assurance that the joint venture will not require a significant amount of time to commence or to complete and there is no assurance that the costs will not be significantly greater than current estimates.

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

Your Ownership Interest May Be Diluted And The Value Of The Shares Of Our Common Stock May Decline By The Exercise Of Stock Options And Warrants We Have Granted Or May Grant In The Future And By the Common Stock We Have Issued Or Will Issue In The Future.
         As of June 30, 2006, we had a total of 26,783,236 options and warrants outstanding, which consisted of options to purchase up to 17,719,997 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share (of which 12,066,665 were exercisable) and warrants to purchase up to 9,063,239 shares of common stock at exercise prices ranging from $0.001 to $0.25 per share (all of which were exercisable). Approximately 9,086,665 of the options and 2,150,000 of the warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the second quarter of 2006, the Company issued 500,000 shares for services and 1,700,000 shares pursuant to the exercise of warrants. Subsequent to June 30, 2006, the Company issued 20,000 shares pursuant to the exercise of warrants. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         As of August 15, 2006, we had 250,000,000 shares authorized and 143,180,798 shares outstanding. If all the options and warrants outstanding as of that date were exercised then the outstanding shares would increase to 169,944,034 shares. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

          o Whether the cost of our product is competitive in the medical marketplace; and

          o Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves

Our Retractable Safety Devices, If Successfully Commercialized, Could Be Exposed To Significant Product Liability Claims Which Could Be Time Consuming And Costly To Defend, Divert Management Attention and Adversely Impact Our Ability To Obtain and Maintain Insurance Coverage
         The testing, manufacture, marketing and sale of our retractable safety devices will involve an inherent risk that product liability claims will be asserted against us. We currently do not have insurance which relates to product liability, but will seek to obtain coverage at such time as we have a product ready to sell, although there is no assurance we will be able to obtain or to pay for such coverage. Even if we obtain product liability insurance, it may prove inadequate to cover claims and/or costs related to potential litigation. The costs and availability of product liability insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our retractable safety devices.

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

We Have A History Of Losses And Expect Future Losses
         We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of June 30, 2006, we had accumulated a deficit of approximately $(14,507,335). There is no assurance that our retractable safety devices will be commercially viable. There is no assurance that we will generate revenue from the sale of retractable safety devices or that we will achieve or maintain profitable operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Transactions for the three months ended June 30, 2006 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 6. "Equity Transactions."

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

Date:  August 21, 2006