Form 10QSB
period 2006-09-30
MAXXON INC
filed 2006-11-14
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

            For the Transition Period from ___________ to____________


                        Commission File Number:  0-28629
                                                 -------


                                  MAXXON, INC.
                 (Name of Small Business Issuer in its charter)

               NEVADA                                       73-1526138
---------------------------------------        ---------------------------------
  (State or other jurisdiction of                     (IRS Employer I.D. No.)
   incorporation or organization)

                             2073 SHELL RING CIRCLE
                             MT. PLEASANT, SC  29466
              (Address of principal executive offices and Zip Code)

                                 (843) 971-4848
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]     No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 144,460,798 shares of Common Stock, $0.001 par value, outstanding as of November 14, 2006.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           INDEX TO FINANCIAL STATEMENTS

Balance Sheet at September 30, 2006 (Unaudited). . . . . . . . . . . . . . . . .  3

Statements of Operations For The Period From Inception (August 16, 1996)
to September 30, 2006 And For The Three Months and Nine Months Ended
September 30, 2006 and 2005 (Unaudited). . . . . . . . . . . . . . . . . . . . .  4

Statements of Cash Flows For The Period From Inception (August 16, 1996)
to September 30, 2006 And For The Nine Months Ended September 30, 2006 and 2005
(Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Notes to Financial Statements (Unaudited). . . . . . . . . . . . . . . . . . . .  7

                                       MAXXON, INC.
                              (A Development Stage Company)

                                      BALANCE SHEET
                                    SEPTEMBER 30, 2006
                                       (Unaudited)

                                    ASSETS
CURRENT ASSETS
Cash                                                                        $         86

INVESTMENT- GLOBE MED TECH JV                                                    625,067
                                                                            -------------

TOTAL ASSETS                                                                $    625,153
                                                                            =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    $    212,150
Accrued Salaries                                                                 895,979
Notes Payable and Accrued Interest                                               254,859
Shareholder Advances                                                               8,000
                                                                            -------------
  Total current liabilities                                                    1,370,988
                                                                            -------------

Total liabilities                                                              1,370,988
                                                                            -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; no shares issued and outstanding                        -
Common stock, $0.001 par value,
  250,000,000 shares authorized; 143,180,798 shares issued and outstanding       143,181
Common stock subscribed                                                           (5,000)
Paid in capital                                                               13,709,161
Deficit accumulated during the development stage                             (14,593,177)
                                                                            -------------
  Total shareholders' deficiency                                                (745,835)
                                                                            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $    625,153
                                                                            -------------

The accompanying notes are an integral part of the interim financial statements

                                                    MAXXON, INC.
                                            (A Development Stage Company)

                                              STATEMENTS OF OPERATIONS
                           FROM INCEPTION (AUGUST 16, 1996) THROUGH SEPTEMBER 30, 2006 AND
                 FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                                 FROM INCEPTION
                                    (AUGUST 16,            THREE            THREE             NINE             NINE
                                  1996) THROUGH     MONTHS ENDED     MONTH SENDED     MONTHS ENDED     MONTHS ENDED
                                  SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                           2006             2006             2005             2006             2005
                                ------------------------------------------------------------------------------------

Investment Income               $       170,753   $            -   $            -   $            -   $            -
Other Income                              3,857                -                -                -                -
                                ------------------------------------------------------------------------------------
                                        174,610                -                -                -                -
                                ------------------------------------------------------------------------------------

EXPENSES
Research and development              1,870,986                -          110,000           39,000          131,440
General and administrative           12,764,190           76,356          288,354          399,454          930,699
                                ------------------------------------------------------------------------------------
  Total operating expenses           14,635,176           76,356          398,354          438,454        1,062,139
                                ------------------------------------------------------------------------------------

Operating loss                      (14,460,566)         (76,356)        (398,354)        (438,454)      (1,062,139)
                                ------------------------------------------------------------------------------------

Interest income                          17,276                -                -                -                -
                                ------------------------------------------------------------------------------------

Interest expense                         75,146            9,487            6,562           25,480           12,059
                                ------------------------------------------------------------------------------------

Loss on disposal of assets                 (794)               -                -                -           (2,800)
                                ------------------------------------------------------------------------------------

Depreciation and amortization            75,536                -            1,616                -            4,849
                                ------------------------------------------------------------------------------------

Net loss from operations        $   (14,593,178)  $      (85,843)  $     (406,532)  $     (463,934)  $   (1,076,247)
                                ====================================================================================

Weighted average shares
outstanding                          41,044,507      143,169,059       98,303,343      139,994,700       84,150,955
                                ------------------------------------------------------------------------------------

Net loss per share (Note 1)     $         (0.36)  $        (0.00)  $        (0.00)  $        (0.00)  $        (0.01)
                                ====================================================================================

The accompanying notes are an integral part of the interim financial statements

                                                    MAXXON, INC.
                                            (A Development Stage Company)

                                              STATEMENTS OF CASH FLOWS
                       FROM INCEPTION (AUGUST 16, 1996) THROUGH SEPTEMBER 30, 2006 (UNAUDITED)

                                                                   FROM INCEPTION
                                                                      (AUGUST 16,
                                                                    1996) THROUGH            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                              2006             2006             2005
                                                                   -------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                           $  (14,593,177)  $     (463,934)  $     (669,716)
Plus non-cash charges to earnings:
  Depreciation and amortization                                            75,525                -            3,233
  Common stock issued for services                                      3,357,408          108,500          300,501
  Expenses paid by third parties                                           57,134                -                -
  Contribution of services by officer and employees                       799,154                -                -
  Services by officer and employees paid for
    with non-cash consideration                                           167,500                -                -
  Compensation cost for option price reduction                             50,000           50,000                -
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                 1,775,577                -                -
  Allowance for doubtful accounts                                          50,900                -           76,300
  Write-off of Notes Receivable                                            14,636                -           14,633
  Write-off of organizational costs                                         3,196                -                -
  Write-off of zero value investments                                     785,418                -                -
  Write-off of leasehold improvements and computer equipment                2,006                -                -
  Compensation costs for stock options and warrants
    granted to non-employees                                            1,205,015                -                -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                 (68,900)               -                -
  (Increase) decrease in prepaid expenses                                       -                -            8,333
  (Increase) decrease in other receivables                               (176,577)               -                -
  Increase (decrease) in accrued salaries and consulting                  670,927          175,601          208,751
  Increase (decrease) in accrued interest                                  44,025           25,480            5,421
  Increase (decrease) in accounts payable and accrued liabilities       1,068,698           47,713           30,068
                                                                   -------------------------------------------------
    Total operating activities                                         (4,711,535)         (56,640)         (22,476)
                                                                   -------------------------------------------------

CONTINUED ON PAGE 6
--------------------

The accompanying notes are an integral part of the interim financial statements


                                                       MAXXON, INC.
                                               (A Development Stage Company)

                                                 STATEMENTS OF CASH FLOWS
                          FROM INCEPTION (AUGUST 16, 1996) THROUGH SEPTEMBER 30, 2006 (UNAUDITED)

                                                               FROM INCEPTION
                                                                  (AUGUST 16,
                                                                1996) THROUGH               NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2006    SEPTEMBER 30, 2006    SEPTEMBER 30, 2005
                                                          ----------------------------------------------------------------
CONTINUED FROM PAGE 5
---------------------

INVESTING ACTIVITIES
Purchase of equipment                                                 (67,042)                    -                     -
Investment in syringe patent development                              (10,000)                    -                     -
Investment in Ives Health Company                                    (251,997)                    -                     -
Investment in The Health Club                                         (10,000)                    -                     -
                                                          ----------------------------------------------------------------
    Total investing activities                                       (339,039)                    -                     -
                                                          ----------------------------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                                21,907                 8,000                     -
Repayment of loans from shareholders                                   (8,005)             (853,333)              (25,000)
Repayments of Promissory Notes                                        190,754                     -                     -
Common stock subscribed                                                29,000                29,000                     -
Sale of preferred stock for cash:                                      (1,000)                    -                     -
Sale of common stock for cash:
  To third-party investors (prior to merger)                          574,477                     -                     -
  To third-party investors                                          3,226,045                     -                     -
  From exercise of stock options                                      864,800                18,000                90,200
  Less:  Issue Costs                                                 (102,318)                    -                     -
Convertible debentures issued for cash                                355,000                     -                     -
Payment of exclusive license note payable                            (100,000)                    -                     -
                                                          ----------------------------------------------------------------
    Total financing activities                                      5,050,660              (798,333)               65,200
                                                          ----------------------------------------------------------------

Change in cash                                                             86                (1,640)               42,724
Cash at beginning of period                                                 -                 1,726                 2,380
                                                          ----------------------------------------------------------------

Cash at end of period                                     $                86   $                86   $            45,104
                                                          ================================================================

Supplemental disclosure of cash flow information:
  Cash paid for interest and taxes during the period                   29,084                     -                     -
                                                          ----------------------------------------------------------------

Non-cash financing and investing activities:
  Investment in Globe Joint Venture                                   625,066               (12,500)
  Common stock issued to founders                                       7,000                     -                     -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                         300                     -                     -
  Common stock issued in Ives merger                                  346,262                     -                     -
  Common stock subscriptions                                           69,800                     -                     -
  Capitalized compensation cost for options granted                 1,487,700                     -                     -
  Common stock issued in exchange for promissory note                 676,500                     -                     -
  Common stock issued for payment of debt                              82,888                 6,000                     -
  Common stock issued for convertible debentures                      190,660                     -                     -
  Common stock issued for services                                    471,663                     -                     -
  Common stock issued to pay Ives debt                                 27,000                     -                     -
                                                          ----------------------------------------------------------------

The accompanying notes are an integral part of the interim financial statements

NOTE  1  -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------
     Maxxon, Inc., a Nevada corporation, ("Maxxon" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. Its product designs now consist of a retractable safety syringe, a retractable safety scalpel with permanent lock and a retractable blood drawing device. Maxxon and Globe Med Tech have established Joint Venture arrangements to produce and distribute safety medical products including the ReVac Safety Syringe, ReTrac Auto Retractable Safety Scalpel with Permanent Lock, and the Auto Retractable Safety IV Catheter. The Company is working with Globe to develop the ReVac retractable safety syringe and has no products for sale at this time.

Development Stage Company
-------------------------
     Since its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital and to research and development of various safety needle devices.

Cash and Cash Equivalents
-------------------------
     The Company considers highly liquid investments (those readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

Stock-based Compensation
------------------------
     The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock-based compensation arrangements for non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

Income Taxes
------------
     The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment Information
-------------------
     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the period covered by these financial statements, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share
-------------------------
     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2006 and 2005 calculations of loss per share.

Use of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Reclassifications
-----------------
     Certain reclassifications may have been made to the prior year financial statements to conform to the current period presentation.

Long-Lived Assets
-----------------
     Property, plant and equipment, including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

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

New Accounting Standards
------------------------
     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" during 1999. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(14,593,178) for the period from inception (August 16, 1996) to September 30, 2006. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  3  -     MAXXON/GLOBE JOINT VENTURE AGREEMENT

     On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. In connection with the agreement, Maxxon issued restricted shares of its common stock, valued at $625,066, to Globe.

     Maxxon and Globe will each share 50% of the costs and profits from future sales of the safety syringe and safety IV catheter, when such products are commercially available. During the quarter ended September 30, 2006, Maxxon's share of costs related to the development of the safety syringe was $0.

NOTE  4  -     OTHER COMMITMENTS AND CONTINGENCIES

     Employment Agreement with Rondald Wheet, CEO
      -------------------------------------------
     Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. As of September 30, 2006, the Company owed Mr. Wheet $126,850 pursuant to his employment agreement. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Mutual Release and Settlement Agreement With Former CEO
-------------------------------------------------------
     On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2006. As of September 30, 2006, the Company had accrued interest payable of $44,025. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000.

Amounts Due Pursuant to Employment and Consulting Agreements
------------------------------------------------------------
     As of September 30, 2006, the Company had accrued approximately $769,129 pursuant to employment agreements. These amounts due are currently in default. No litigation related to these employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company's Retractable Safety Needle Devices
-----------------------------------------------------------------------
     Although the Company has received patents for previous safety needle designs, the ReVac Safety Syringe, the ReTrac Auto Retractable Safety Scalpel with Permanent Lock, and the Auto Retractable Safety IV Catheter do not yet have patents. Globe has filed a patent application related to ReTrac and patent applications related to ReVac and the Safety IV Catheter will be filed as soon as practicable. Because the Company does not yet have patent protection for these devices and there is no assurance that such patent protections will be sought or secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.


NOTE  5  -     EQUITY TRANSACTIONS

     During the quarter ended September 30, 2006, the Company issued 20,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash.

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

NOTE  6  -     STOCK  OPTIONS  AND  WARRANTS  OUTSTANDING

     The following tables summarize information about the stock options and warrants outstanding at September 30, 2006:

                                                                         AVERAGE
                            OPTIONS     WARRANTS       TOTAL      EXERCISE PRICE
                          ------------------------------------------------------
     Balance at 12/31/05  20,619,997   15,063,239   35,683,236   $         0.250
     Granted                       0            0            0
     Exercised            (1,720,000)  (6,000,000)  (7,720,000)  $         0.013
     Expired/Forfeited    (1,200,000)           0   (1,200,000)  $         0.300
                          -------------------------------------
     Balance at 9/30/06   17,699,997    9,063,239   26,763,236   $         0.250
                          =====================================

     During the quarter ended September 30, 2006, the Company issued 20,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash.

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


NOTE  7  -     SUBSEQUENT EVENTS

     On October 16, 2006, the Company issued 1,280,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash.

     On October 20, 2006, the Company filed a Form 8-K announcing the addition of Thomas O'Brien and Dr. Thomas Beahm as members of Maxxon's Board.

     On October 24, 2006 the Company agreed to issue 1,000,000 shares of its Series 2006 Preferred (hereinafter defined) to Rondald Wheet ("Wheet") under the facts and circumstances described below: On October 24, 2006, the Board of Directorsof Maxxon, Inc., a Nevada corporation ("Maxxon" or the "Company"), determined that Wheet , the Chairman of the Board, and its President and CEO, pursuant to his employment agreement with the Company dated as of March 18, 2005, was entitled to a bonus of one million (1,000,000) shares of its newly created 2006 Series Convertible Preferred Stock, par value $.001 per share (the "Series 2006 Preferred"), as additional recognition and compensation for all of Wheet's services to the Company during the period of time he served as its sole director and officer for (i) supervising and guiding the Company to the point where its product is ready for testing under current FDA guidelines, (ii) deferring substantially all his compensation for more than one and one-half years under the aforesaid employment agreement, and (iii) advancing disbursements on the Company's behalf. The Series 2006 Preferred have an agreed value of $20,000 as determined by the independent members of the Company's board of directors who used the public market trading price of $.03 per share on the date of the agreement to ascertain the value of the Series 2006 Preferred and then discounted the shares by 33 and 1/3% because they are restricted securities. Based on this methodology, the purchase price for the Series 2006 Preferred is $.02 per share, or a total of $20,000. Each Series 2006 Preferred is convertible, at any time at the discretion of Wheet, into one share of the Company's common stock for each share of Series 2006 Preferred. Each Series 2006 Preferred has voting rights of 125 votes per share of Series 2006 Preferred voting together as one class with the Company's common stock. Upon conversion of the Series 2006
Preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share--not 125 votes per share. The Company has filed a Certificate of Designation for the Series 2006 Preferred with the Nevada
Secretary of State. Under the terms of the issuance, all of the Series 2006 Preferred issued to Wheet are restricted securities and may not be transferred, sold or otherwise disposed of in the absence of an exemption from registration under the Securities Act of 1933, as amended, together with an opinion of counsel acceptable to the Company or an effective registration statement under the Securities Act. The Series 2006 Preferred sold to Wheet is exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering in that it was made to one accredited investor without any form of general solicitation or advertising. A Form 8-K was filed on November 1, 2006 in connection with the transaction.

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


STATUS OF OUR SAFETY SYRING
     As of the date of this report, Globe is in the process of finding and evaluating an outside lab testing facility. If and when the Company has sufficient funds to pay for the testing, then testing should begin. It is anticipated that the testing results, if and when completed, will be used as part of an FDA 510k application, to be filed at some time in the future.

     Globe and other third parties may encounter unexpected delays and/or engineering issues related to design and/or manufacturing the safety syringe which may delay or even prevent production or our ability to obtain necessary approvals. The Company may be unable to initiate or complete the tests necessary to file a 510(k) with the FDA because of funding issues, test results, or any number of other unforeseen issues. Any unexpected delays and/or issues could have an adverse effect on our business. These issues may require substantial additional capital to address and there is no assurance the Company will be successful in raising such capital when needed, on acceptable terms, or at all. See "RISK FACTORS."

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
     As of September 30, 2006, and continuing as of the date of this report, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. During the next twelve months we estimate that $1,000,000 will be required to fund the joint venture arrangement with Globe, and approximately $400,000 will be needed to pay for operating costs such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

     Because we do not currently generate any cash from operations and have no credit facilities available, the only means of funding our development, approval and commercialization efforts is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 144,460,798 shares were issued and outstanding as of November 14, 2006. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

     During the nine months ended September 30, 2006, we incurred approximately $39,000 in development expenses related to our retractable safety syringe. Our general and administrative expenses consisted mainly of non-cash charges, including approximately $187,500 for accrued salaries, $107,500 for consulting agreements that were paid with shares of Company common stock, $50,000 for additional compensation cost from the reduction of the exercise price of 2,000,000 options from $0.05 per share to $0.025 per share, and $45,000 for accrued rent. See "Notes to Financial Statements."

     During the nine months ended September 30, 2005, we incurred approximately $131,900 in development expenses for our retractable safety syringe. Our general and administrative expenses of $930,699 consisted mainly of non-cash charges, including approximately $597,983 for accruals pursuant to employment and consulting agreements, $160,536 for legal services related primarily to the defense of the SEC complaint, an allowance for doubtful accounts of $71,384, $61,983 for accounting and financial reporting services, $25,200 for office rent. See "Notes to Financial Statements."


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

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS AND WARRANTS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE AND BY THE COMMON STOCK WE HAVE ISSUED OR WILL ISSUE IN THE FUTURE.
     As of September 30, 2006, we had a total of 26,763,236 options and warrants outstanding, which consisted of options to purchase up to 17,699,997 shares of common stock at exercise prices ranging from $0.001 to $0.50 per share (of which 12,046,665 were exercisable) and warrants to purchase up to 9,063,239 shares of common stock at exercise prices ranging from $0.001 to $0.25 per share (all of which were exercisable). Approximately 9,066,665 of the options and 2,150,000 of the warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

     From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of November 14, 2006, we had 250,000,000 shares authorized and 144,460,798 shares outstanding. If all the options and warrants outstanding as of that date were exercised then the outstanding shares would increase to 169,944,034 shares. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES
     We have had annual losses since our inception. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of September 30, 2006, we had accumulated a deficit of approximately $(14,593,178). There is no assurance that our retractable safety devices will be commercially viable. There is no assurance that we will generate revenue from the sale of retractable safety devices or that we will achieve or maintain profitable operations.

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

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
     Transactions for the three months ended September 30, 2006 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 6. "Equity Transactions."

     On October 24, 2006 the Company agreed to issue 1,000,000 shares of its Series 2006 Preferred (hereinafter defined) to Rondald Wheet ("Wheet") under the facts and circumstances described below: On October 24, 2006, the Board of Directorsof Maxxon, Inc., a Nevada corporation ("Maxxon" or the "Company"), determined that Wheet , the Chairman of the Board, and its President and CEO, pursuant to his employment agreement with the Company dated as of March 18, 2005, was entitled to a bonus of one million (1,000,000) shares of its newly created 2006 Series Convertible Preferred Stock, par value $.001 per share (the "Series 2006 Preferred"), as additional recognition and compensation for all of Wheet's services to the Company during the period of time he served as its sole director and officer for (i) supervising and guiding the Company to the point where its product is ready for testing under current FDA guidelines, (ii) deferring substantially all his compensation for more than one and one-half years under the aforesaid employment agreement, and (iii) advancing disbursements on the Company's behalf. The Series 2006 Preferred have an agreed value of $20,000 as determined by the independent members of the Company's board of directors who used the public market trading price of $.03 per share on the date of the agreement to ascertain the value of the Series 2006 Preferred and then discounted the shares by 33 and 1/3% because they are restricted securities. Based on this methodology, the purchase price for the Series 2006 Preferred is $.02 per share, or a total of $20,000. Each Series 2006 Preferred is convertible, at any time at the discretion of Wheet, into one share of the Company's common stock for each share of Series 2006 Preferred. Each Series 2006 Preferred has voting rights of 125 votes per share of Series 2006 Preferred voting together as one class with the Company's common stock. Upon conversion of the Series 2006 Preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share--not 125 votes per share. The Company has filed a Certificate of Designation for the Series 2006 Preferred with the Nevada Secretary of State. Under the terms of the issuance, all of the Series 2006 Preferred issued to Wheet are restricted securities and may not be transferred, sold or otherwise disposed of in the absence of an exemption from registration under the Securities Act of 1933, as amended, together with an opinion of counsel acceptable to the Company or an effective registration statement under the Securities Act. The Series 2006 Preferred sold to Wheet is exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering in that it was made to one accredited investor without any form of general solicitation or advertising.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.1 Certification  Pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section  302  of  the  Sarbanes-Oxley  Act  of  2002

          32.1 Certification  Pursuant to 18 U.S.C. 1350, as adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002

     (b)  Reports  on  Form  8-K

          On October 20, 2006, the Company filed a Form 8-K regarding the appointment of Thomas O'Brien and Dr. Thomas Beahm as Directors.

          On November 1, 2006, the Company filed a Form 8-K regarding the issuance of 1,000,000 shares of its Series 2006 Preferred stock to the Company's CEO and Director, Ron Wheet.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MAXXON, INC.


                                                /s/ RONDALD L. WHEET
                                                -----------------------
                                                Rondald L. Wheet
                                                Chief Executive Officer

Date: November 14, 2006