Form 10KSB
period 2006-12-31
Revolutions Medical CORP
filed 2007-04-16
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2006

                         REVOLUTIONS MEDICAL CORPORATON
             (Exact name of registrant as specified in its charter)

                        (formerly known as Maxxon, Inc.)

              Nevada                       0-28629             73-1526138
              ------                       -------             ----------
   (State or other jurisdiction       (SEC File Number)     (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

                             2073 Shell Ring Circle
                             Mt. Pleasant, SC 29466
                            -----------------------
          (Address of principal executive offices, including zip code)

                                 (843) 971-4848
                                 --------------
              (Registrant's telephone number, including area code)

                                 (843) 971-6917
                                 --------------
              (Registrant's facsimile number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:
     NONE

Securities to be registered pursuant to Section 12(g) of the Act:
     Common Stock, $0.001 par value

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:     $-0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of
a  specified  date  within  the  past 60 days.       $11,250,250 as of March 31,
2007.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2007, we had 15,808,111 shares of common stock, $0.001 par value, outstanding and 1,000,000 shares of Series 2006 preferred stock, $0.001 par value outstanding.

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

     Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the ReVac retractable safety syringe, which is designed specifically to reduce accidental needlestick injuries. On February 6, 2007, the Company announced an agreement with Strategic Product Development, Inc. ("SPD") to provide FDA regulatory compliance, manufacturing management capabilities and ongoing product development services. On March 5, 2007, the Company announced that SON Medical, a privately held contract regulatory and testing consulting firm located in the Boston area, was chosen to conduct lab testing for the Company's ReVac retractable safety syringe. The Company is presently seeking the funds necessary to commence and complete the lab testing, the results of which will then be used as part of the Company's planned 510K submission to the FDA. There is no assurance that sufficient funds will be raised on a timely basis or at all or that the planned 510K submission to the FDA will be completed or approved by the FDA. See "RISK FACTORS."

     On January 26, 2007 the Company entered into a Plan and Agreement of Reorganization with Clear Image Acquisition Corporation ("Acquisition Corp") for the acquisition by the Company of all of the assets of Acquisition Corp in exchange for the issuance by the Company for the benefit of the holders of the Common Stock of Acquisition Corp. of 8,260,139 shares of the Company's Common Stock. The Company will assume the minimal liabilities of Acquisition Corp which are only the costs of Acquisition Corp's liquidation and dissolution. The shares to be issued are not being registered, but are being issued in a private offering under Section 4(2) of the Securities Act.

     Acquisition Corp is a company which was formed by certain shareholders of Clear Image, Inc. ("Clear Image"), an Oklahoma corporation, all of whom are accredited investors, in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. Accordingly, the sole asset of Acquisition Corp is a block of 9,824,139 shares of the Common Stock of Clear Image. Clear Image is a development stage company which has developed certain proprietary technology and patent pending for (i) differential coloring, by series, of MRI scans and (ii) auto-registration of the scan images. As a private company, however, faced with the substantial competition of the leaders in the field of MRI technology, Clear Image has had difficulty obtaining the necessary working capital to complete the development of commercial components of its technology. The Company, in acquiring control of Clear Image, believes that it can provide sufficient working capital to complete commercialization of certain aspects of Clear Image's technology to the point of supporting some licensing or joint venture relationship financially adequate to permit Clear Image to complete the development of the remaining aspects of its technology.

     Because our planned products are in various stages of development, we have no revenue. Our efforts to date have been funded almost entirely through sales of our common stock. We require substantial additional capital to complete the development of, to obtain approvals for and to begin commercializing the ReVac retractable safety syringe and the Clear Image color MRI software. There is no assurance that such capital will be available to us when needed, on acceptable terms, or at all. There is no assurance that our planned products will be commercially viable. Our present and future collaborative partners may require significant amounts of time to complete product design, develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our planned products will also require FDA approval before they can be sold in the United States and similar approvals from foreign countries where our products may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. It could be years, if ever, before our planned products are sold in the United States or anywhere else in the world. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

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

     We presently do not have any products for sale. We plan to seek distribution arrangements with established medical device manufacturers in the future, but there is no assurance that we will be successful in establishing or maintaining such relationships. See "RISK FACTORS."

     3.   Status of Publicly Announced Products or Services

     On  February  6,  2007,  the  Company announced an agreement with Strategic
Product Development, Inc. ("SPD") to provide FDA regulatory compliance, manufacturing management capabilities and ongoing product development services. On March 5, 2007, the Company announced that SON Medical, a privately held contract regulatory and testing consulting firm located in the Boston area, was chosen to conduct lab testing for the Company's ReVac retractable safety syringe. The Company is presently seeking the funds necessary to commence and complete the lab testing, the results of which will then be used as part of the Company's planned 510K submission to the FDA. There is no assurance that sufficient funds will be raised on a timely basis or at all or that the planned 510K submission to the FDA will be completed, submitted to or approved by the FDA. See "RISK FACTORS."

     On January 26, 2007 the Company entered into a Plan and Agreement of Reorganization with Clear Image Acquisition Corporation for the purpose of acquiring Clear Image's Color MRI technology. Clear Image is a development stage company which has developed certain proprietary technology and patent pending for (i) differential coloring, by series, of MRI scans and (ii) auto-registration of the scan images. As a private company, however, faced with the substantial competition of the leaders in the field of MRI technology, Clear Image has had difficulty obtaining the necessary working capital to complete the development of commercial components of its technology. The Company, in acquiring control of Clear Image, believes that it can provide sufficient working capital to complete commercialization of certain aspects of Clear Image's technology to the point of supporting some licensing or joint venture relationship financially adequate to permit Clear Image to complete the development of the remaining aspects of its technology. If the Company is successful in raising the necessary capital, it plans to complete the development and beta testing of the Color MRI technology during 2007. There is no assurance, however, that sufficient funds will be raised on a timely basis or at all, that development of the Color MRI technology will be completed, or that beta testing will commence, be completed, or result in a marketable product. See "RISK FACTORS."

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

     5.   Sources of Raw Materials and the Names of Principal Suppliers

     We do not presently manufacture any products, so we have no raw materials requirements at this time. The materials used to make our planned products are commercially available from a number of suppliers. The manufacturing process will be highly technical and demanding, with very low fault tolerances. There is no assurance that we will be able to engage a company capable of manufacturing the safety syringe in a cost-effective manner or at all. See "RISK FACTORS."

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

     7.   Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

     RMCP 3CC SAFETY SYRINGE PATENT. A U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023. The Company has not yet filed any applications for foreign patent protection. If any foreign patents applications are filed, there is no assurance that any foreign patents will be issued. See "RISK FACTORS."

     RMCP BLOOD SAMPLING DEVICE PATENT. A U.S. patent covering the Company's blood sampling device was published on April 10, 2003. The Company does not plan to devote development resources towards this product for the foreseeable future. The Company has not yet filed any applications for foreign patent protection. See "RISK FACTORS." There is no assurance that any international patents will issue.

     PATENT APPLICATIONS FOR COLOR MRI TECHNOLOGY. During 2006, Clear Image filed four patent applications related to the Color MRI technology, none of which has yet been published. There is no assurance that any of the patent applications will be published or that any patent protection for the Color MRI technology can or will be obtained.

     EMPLOYMENT  AGREEMENTS

     Employment  Agreement  with  Ron  Wheet,  CEO
     ---------------------------------------------
     Effective March 16, 2005, the Company and Mr. Wheet, our CEO, entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. As of December 31, 2005, the Company owed Mr. Wheet $26,500.00 pursuant to his employment agreement. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business. During the term of the agreement,

     The Company is obligated to indemnify him for all legal expenses and liabilities incurred with any proceeding involving him by reason of his being an officer, director, employee or agent of the Company, including paying reasonable attorney fees and expenses as incurred in the event that, in his sole judgment, he needs to retain counsel or otherwise expend personal funds for his defense. The Company shall also provide reasonable Director and Officer insurance and/or Warranty and Representations insurance coverage for Wheet. The terms and extent of such insurance shall be dictated by industry standard and circumstance.

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

     Amounts  Accrued  Pursuant  To  Other Employment  Agreements
     ------------------------------------------------------------
     As of December 31, 2006, the Company owed approximately $794,000 pursuant to other employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

     Mutual Release and Settlement Agreement With Former CEO
     -------------------------------------------------------
     On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and warrants to purchase up to 645,662 shares of common stock at $0.02 per share (on a post-reverse split basis) on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured, bears interest at 12% per year and is due April 14, 2006. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. As of December 31, 2006, the Company owed $47,513 of accrued interest in addition to the promissory note for $216,834. As of December 31, 2006, the number of shares available for purchase pursuant to the warrant was 345,662 shares, as 300,000 shares were exercised during 2006.

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

     The Medical Device User Fee and Modernization Act, enacted in 2002, authorizes the FDA to assess and collect review fees for Section 510(k) pre-market notifications and pre-market approval applications filed on or after October 1, 2002. Fees for fiscal year 2007 for small businesses (companies with less than $100 million in sales) range from $3,326 for Section 510(k) pre-market notifications to $107,008 for PMAs, although fee reductions and waivers are available for companies qualifying as small businesses.

     We have not submitted an application for FDA approval for our ReVac retractable safety syringe or any of our other planned products. There is no assurance that the ReVac retractable safety syringe or any of our other planned products will qualify for the 510(k) pre-market notification approval process or that the Company will have the funds necessary to seek FDA approval. There is no assurance that the ReVac retractable safety syringe or any of our other planned products will obtain FDA approval.

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

     10.  Estimate of the Amount Spent on Research and Development

     R&D expenses for our retractable safety syringe design were $39,000 and $172,440 in 2006 and 2005, respectively.

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

BECAUSE WE HAVE NO PRODUCTS FOR SALE, WE DO NOT GENERATE REVENUE AND DO NOT HAVE OTHER RESOURCES TO FUND OPERATIONS; THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN
     Because the Company's planned products are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. It could be several more years before the Company can expect to have sales. The Company's independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2006, "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to continue our activities will have a material adverse effect on our business, financial condition, and on the price of our common stock.

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE DEVELOPING OUR PLANNED PRODUCTS. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISE CAPITAL, WE MAY BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY.
     We require an estimated $4.5 million in capital over the next twelve months, $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe product development, $1.0 of which is for manufacturing of safety syringes if FDA approval is obtained, and $1.0 million for working capital to cover administrative expense. There is no assurance, however, that we will be successful in raising the funds when needed, on acceptable terms, or at all. There is no assurance that development of our planned products will not require a significant amount of time to commence or to complete and there is no assurance that the costs will not be significantly greater than current estimates.

     We will require substantial additional capital thereafter to commercialize our planned products. Our commercialization efforts will include, but are not limited to, entering into agreements with third parties for manufacturing (including building molds, designing manufacturing processes and obtaining specialized equipment for our retractable safety syringe), marketing and distribution, and obtaining FDA and/or other regulatory approvals, all of which are necessary before our planned products can be sold and which may take a significant amount of time, if not years, to complete.

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

IF WE DO NOT OBTAIN FDA APPROVAL FOR OUR PLANNED PRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED.
     Our planned products will require FDA approval before they can be sold in the United States. We have not yet applied for or received FDA approval for these planned products. There is no assurance that our planned products will qualify for the FDA's 510(k) pre-market notification approval process, which is less rigorous than a PMA.

     The FDA approval process can take years and be expensive, especially if a PMA is required. A PMA is much more rigorous and expensive to complete than a 510(k). In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, now allows the FDA to assess and collect user fees for 510(k) and for PMA applications. Fees for fiscal year 2007 for small businesses (companies with less than $100 million in sales) range from $3,326 for Section 510(k) pre-market notifications to $107,008 for PMAs, although fee reductions and waivers are available for companies qualifying as small businesses. There is no assurance that we will qualify for fee reductions or waivers or that we will have the funds necessary to apply for or obtain FDA approval for our planned products. The FDA approval process could take a significant amount of time, if not years, to complete and there is no assurance that FDA approval will ever be obtained. If FDA approval is not obtained, then we will not be able to sell our products in the United States, which would have a material adverse effect on our future business prospects.

OUR PLANNED PRODUCTS MAY PROVE TO BE TOO EXPENSIVE TO MANUFACTURE AND MARKET SUCCESSFULLY, WHICH WOULD HARM OUR FUTURE PROSPECTS.
     Our planned products may prove to be too expensive to manufacture and market successfully. Market acceptance of our products will depend in large part upon our ability to demonstrate the operational and safety advantages of our product as well as the cost effectiveness of our product compared to both standard and other safety needle products. If we are unable to produce products that are competitive with standard products, we will not be able to sell our products. This could have a material adverse effect on our operations.

IF WE ARE NOT ABLE TO ENTER INTO MANUFACTURING ARRANGEMENTS FOR OUR PLANNED PRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED.
     We have no experience in establishing, supervising or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our planned products. We may never be successful in establishing manufacturing capabilities for our planned products. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our planned products. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay or prevent production. We may not be able to manufacture our retractable safety needle in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

IF WE ARE NOT ABLE TO ESTABLISH MARKETING, SALES AND DISTRIBUTION ARRANGEMENTS FOR OUR SAFETY NEEDLE DEVICES THEN OUR FUTURE PROSPECTS WILL BE HARMED.
     We must establish marketing, sales and distribution capabilities before our planned products can be sold. We have no experience in establishing such capabilities. Until we have established manufacturing arrangements, we do not plan to devote any meaningful time or resources to establishing marketing sales or distribution capabilities. We intend to enter into agreements with third parties in the future to market, sell and distribute our planned products. However, we may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors.

     If we do not enter into relationships with third parties to market, sell and distribute our planned products, we will need to develop our own such capabilities. We have no experience in developing, training or managing a sales force. If we choose to establish a direct sales force, we will incur substantial additional expenses in developing, training and managing such an organization. We may not be able to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all. We may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us. They may fail to adequately market our products. They may cease operations with little or no notice to us or they may offer, design, manufacture or promote competing products.

IF WE ARE UNABLE TO PROTECT OUR PLANNED PRODUCTS, OR TO AVOID INFRINGING ON THE RIGHTS OF OTHERS, OUR ABILITY TO COMPETE WILL BE IMPAIRED.
     The Company does not yet have patent protection for some of its planned products and there is no assurance that such patent protections will be sought or secured. We do not have foreign patent protection for any of our planned products. There is no assurance that we will have the financial resources to apply for U.S. or foreign patent protections, that such U.S. or foreign patent protections will be available to us or if available, that they will result in any meaningful protection for our planned products. Even if we are successful in obtaining patent protection, whether in the U.S. or abroad, it may not afford protection against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate our technology.

     Our commercial success depends in part on our avoiding the infringement of patents and proprietary rights of other parties and developing and maintaining a proprietary position with regard to our own technologies and products. We cannot predict with certainty whether we will be able to enforce our patents. We may lose part or all of patents we may receive in the future as a result of challenges by competitors. Patents that may be issued, or publications or other actions could block our ability to obtain patents or to operate as we would like. Others may develop similar technologies or duplicate technologies that we have developed or claim that we are infringing their patents.

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

WE MUST OBTAIN REGULATORY APPROVALS IN FOREIGN JURISDICTIONS TO MARKET OUR PRODUCTS ABROAD
     Whether or not FDA approval has been obtained, we must secure approval for our planned products by the comparable non-U.S. regulatory authorities prior to the commencement of marketing of the product in a foreign country. The process of obtaining these approvals will be time consuming and costly. The approval process varies from country to country and the time needed to secure additional approvals may be longer than that required for FDA approval. These applications may require the completion of pre-clinical and clinical studies and disclosure of information relating to manufacturing and controls. Unanticipated changes in existing regulations or the adoption of new regulations could affect the manufacture and marketing of our products.

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY, THEN OUR BUSINESS PROSPECTS WILL BE MATERIALLY ADVERSELY AFFECTED.
     Our retractable safety syringe, if developed, approved and commercialized, will compete in the United States and abroad with the safety needle devices and standard non-safety needle devices manufactured and distributed by companies such as Becton Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Med-Hut, Inc. and Johnson & Johnson. Developers of safety needle devices against which we could compete include Med-Design Corp., New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International, Inc. Our Color MRI technology, if developed, approved and commercialized, will compete in the United States and abroad against technologies manufactured and distributed by companies such as GE and Siemens. Most of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices and/or software than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our planned products, or may render our planned products obsolete. In addition, new competitors may develop products that compete with our planned products, or new technologies may arise that could significantly affect the demand for our planned products. Even if we are successful in bringing our planned products to market, there is no assurance that we can successfully compete. We cannot predict the development of future competitive products or companies.

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

BECAUSE  WE  DEPEND  ON  A  SINGLE  TECHNOLOGY,  WE  ARE  VULNERABLE TO SUPERIOR
COMPETING PRODUCTS OR NEW TECHNOLOGIES THAT COULD MAKE OUR RETRACTABLE SAFETY NEEDLE DEVICES OBSOLETE
     Because we have a narrow focus on a particular product and technology (e.g. retractable safety syringe), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products. If a superior technology is created, the demand for our product could greatly diminish causing our commercialization efforts and future prospects to be materially adversely affected.

BECAUSE WE RELY ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCT, WE HAVE LESS DIRECT CONTROL OVER THOSE ACTIVITIES. THIS COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR FUTURE PROSPECTS.
     We do not maintain our own laboratory and we do not employ our own researchers. We have contracted with third parties in the past to conduct research, development and testing activities and we expect to continue to do so in the future. Because we rely on such third parties, we have less direct control over those activities and cannot assure you that the research will be done properly or in a timely manner, or that the results will be reproducible. Our inability to conduct research and development may delay or impair our ability to develop, obtain approval for and commercialize our retractable safety syringe. The cost and time to establish or locate an alternative research and development facility to develop our technology could have a materially adverse effect on our future prospects.

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS AND WARRANTS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE AND BY THE COMMON STOCK WE HAVE ISSUED OR WILL ISSUE IN THE FUTURE.
     As of March 31, 2007, we had a total of 563,162 options and warrants outstanding (after the 1 for 20 reverse-split effective January 23, 2007), which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which 94,000 were exercisable) and warrants to purchase up to 453,162 shares of common stock at exercise prices ranging from $0.02 to $5.00 per share (all of which were exercisable).

All of the options and 107,500 of the warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

     From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During 2006, the Company issued 325,000 shares for services (after the 1 for 20 reverse-split effective January 23, 2007). If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of March 31, 2007, we had 250,000,000 shares authorized and 15,808,111 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

THE LOSS OF THE SERVICES OF CERTAIN THIRD PARTIES AND OUR OFFICER AND DIRECTOR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
     We are dependent upon the services of third parties related to development and commercialization of our planned products. The loss of their services and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. We are also dependent upon the services of Ron Wheet, our officer and director. The loss of his services or our inability to retain suitable replacements could have a material adverse effect on our ability to continue operating.

BECAUSE WE HAVE LIMITED EXPERIENCE IN THE MEDICAL DEVICE INDUSTRY AND OUR OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, OUR BUSINESS MAY TAKE LONGER TO DEVELOP, WHICH COULD ADVERSELY AFFECT OUR FUTURE PROSPECTS.
     We have had limited experience in the medical device industry. In addition, our officer and director may be involved in a range of business activities that are not related to our business. Consequently, there are potential conflicts in the amount of time he can devote to our business. Not more than 50% of his time will be devoted to RMCP's activities. Consequently, our business may take longer to develop, which could adversely affect our future prospects.

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

          - Whether the cost of our product is competitive in the medical marketplace; and

          - Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves

OUR PLANNED PRODUCTS, IF SUCCESSFULLY COMMERCIALIZED, COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS WHICH COULD BE TIME CONSUMING AND COSTLY TO DEFEND, DIVERT MANAGEMENT ATTENTION AND ADVERSELY IMPACT OUR ABILITY TO OBTAIN AND MAINTAIN INSURANCE COVERAGE, WHICH COULD JEOPARDIZE OUR LICENSE.
     The testing, manufacture, marketing and sale of our planned products will involve an inherent risk that product liability claims will be asserted against us. We currently do not have insurance which relates to product liability, but will seek to obtain coverage at such time as we have a product ready to sell, although there is no assurance we will be able to obtain or to pay for such coverage. Even if we obtain product liability insurance, it may prove inadequate to cover claims and/or costs related to potential litigation. The costs and availability of product liability insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our planned products.

STRINGENT, ONGOING GOVERNMENT REGULATION AND INSPECTION OF OUR PLANNED PRODUCTS COULD LEAD TO DELAYS IN MANUFACTURE, MARKETING AND SALES
     The FDA continues to review products even after they receive FDA approval. If and when the FDA approves our planned products, manufacturing and marketing will be subject to ongoing regulation, including compliance with current Good Manufacturing Practices, adverse reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. We and any third party manufacturers we may use are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of our planned products. In addition, the FDA can withdraw a previously approved product from the market at any time, upon receipt of newly discovered information.

HEALTHCARE REFORM AND CONTROLS ON HEALTHCARE SPENDING MAY LIMIT THE PRICE WE CAN CHARGE FOR OUR PLANNED PRODUCTS AND THE AMOUNT WE CAN SELL
     The federal government and private insurers have considered ways to change, and have changed, the manner in which healthcare services are provided in the United States. Potential approaches and changes in recent years include controls on healthcare spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our product, if and when it is commercially available. Assuming we succeed in bringing our product to market, uncertainties regarding future healthcare reform and private practices could impact our ability to sell our product in large quantities at profitable pricing.

     It is quite possible that new regulations could be proposed and adopted which could restrict marketing of our products. Although we are not presently aware of any such pending or proposed regulations, there is no assurance that they will not be enacted or imposed.

UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT COULD AFFECT OUR ABILITY TO SELL OUR PLANNED PRODUCTS AT A PROFIT
     Sales of medical products largely depend on the reimbursement of patients' medical expenses by governmental healthcare programs and private health insurers. There is no guarantee that governmental healthcare programs or private health insurers will cover the cost of our product, if and when it is commercially available, or permit us to sell our product at a high enough price to generate a profit.

OUR  LIMITED  OPERATING  HISTORY  MAKES  EVALUATING  OUR  STOCK  MORE  DIFFICULT
     Since inception in 1986, we have engaged primarily in research and development, technology licensing, and raising capital. This limited history may not be adequate to enable you to fully assess our ability to develop and commercialize our planned products and to achieve market acceptance of our planned products and to respond to competition.

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  FUTURE  LOSSES
     We have had annual losses since our inception in 1986. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2006, we had accumulated a deficit of approximately $(14,727,545). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU
     The market price of our common stock, which is over the counter (National Quotation Bureau "Pink Sheets") under the symbol "RMCP", has been, and may continue to be, highly volatile. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

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

MR. WHEET, OUR CEO AND A DIRECTOR, HAS VOTING CONTROL OF THE COMPANY AND CAN UNILATERALLY MAKE BUSINESS DECISIONS FOR US. ALTHOUGH WE HAVE TWO OUTSIDE DIRECTORS, THERE ARE NO PROCEDURES IN PLACE TO RESOLVE POTENTIAL CONFLICTS AND TO EVALUATE RELATED PARTY TRANSACTIONS THAT ARE TYPICALLY REVIEWED BY INDEPENDENT DIRECTORS.
     Because Mr. Wheet owns 1,000,000 Series 2006 Preferred shares, which gives him the right to vote 125,000,000 shares in addition to the shares of common stock he already owns, voting together as a single class with the Company's common stock., he controls a majority of the Company's common stock and can unilaterally make business decisions on our behalf. Although we recently appointed two outside directors, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

WE DO NOT EXPECT TO PAY DIVIDENDS
     We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     None

ITEM  3.  LEGAL  PROCEEDINGS.

     On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 17, 2006, the holders of a majority of our voting stock signed a written consent approving (i) an amendment to our Articles of Incorporation changing our name to "Revolutions Medical Corporation" (the "Name Change"), (ii) an amendment to our Articles of Incorporation authorizing our board of directors from time to time in their discretion and without approval of holders of a majority of our outstanding shares entitled to vote, to approve a reverse stock split of our outstanding common stock without a corresponding reduction of our authorized shares of common stock (the "Charter Amendment"); and, (iii) authorizing a 1 for 20 reverse stock split of our issued and outstanding shares of common stock without corresponding reduction in the number of authorized shares of common stock we are authorized to issue under our Articles of Incorporation (the "Reverse Stock Split"). As a result, the Name Change, the Charter Amendment to the Articles of Incorporation, and the Reverse Stock Split, were approved, and neither a meeting of our stockholders nor additional written consents were necessary. A Definitive Information was mailed to shareholders on or about November 29, 2006.

                                    PART II

ITEM 5.  MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

     (a)  Market Information

     Our common stock is traded over the counter under the trading symbol "RMCP". The high and low prices for our common stock during the calendar quarters ended were:

          Quarter ended       High    Low
          ------------------  ------  -------

          December 31, 2006   $0.059  $ 0.025
          September 30, 2006  $ 0.05  $ 0.027
          June 30, 2006       $0.039  $0.0175
          March 31, 2006      $ 0.05  $ 0.022
          December 31, 2005   $0.055  $ 0.022
          September 30, 2005  $0.063  $ 0.017
          June 30, 2005       $0.033  $ 0.016
          March 31, 2005      $0.041  $ 0.030

     Quotations on the National Quotation Bureau Pink Sheets reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions

     (b)  Holders

     As of March 31, 2007, we estimate that there were approximately 450 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

     1.   Plan of Operation for the Next Twelve Months

     (i)  Cash  Requirements

LIQUIDITY,  CAPITAL  RESOURCES  AND  CASH  REQUIREMENTS
     As of December 31, 2006, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. We require an estimated $4.5 million in capital over the next twelve months, $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe product development, $1.0 of which is for manufacturing of safety syringes if FDA approval is obtained, and $1.0 for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

     Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 15,808,111 shares were issued and outstanding as of March 31, 2007. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

     (ii) Product Development and Research Plan for the Next Twelve Months

     If the Company raises the necessary funds, the Company plans to complete the testing of the safety syringe and to prepare and submit an application for FDA approval, and 5he Company also plans to complete the development and beta testing of the Color MRI software.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a)     Identity of Directors and Executive Officers

     Rondald Wheet, age 42, is Chairman, CEO and a Director of RMCP and has served in such capacity since March 16, 2005.

     Thomas M. Beahm, MD, FACS, age 56, is a practicing plastic surgeon, who lives in Chattanooga, Tennessee. He is an active member of the American Society of Plastic Surgeons, American College of Surgeons, and American Medical Association, and simultaneously owns and runs his own practice. In addition, he is Secretary of Integrated Voice Systems, which has software in over 130 hospitals, and is also serving on the board of Clear Image, Inc., a privately held company specializing in proprietary MRI Software and Hardware. Dr. Beahm also has experience directing plastic surgery mission work in various third world countries, coming to the aid of thousands of people in Asia, Africa, and South America. He has served as a director of the Company since October, 2006.

     Thomas O'Brien, age 59, is acting President and CEO of Clear Image, Inc. (MRI Software/Hardware), and has more than twenty (20) years of general management experience in the medical device industry. His background includes domestic and international sales, marketing and distribution of high technology medical systems and services. He is fluent in Mandarin, and served at the National Security Agency, holding a Top Secret Crypto Clearance as a Chinese linguist. Mr. O'Brien has held executive positions with medical industry leaders such as Pfizer, Toshiba, and Johnson and Johnson's subsidiary the Technicare Corporation. He has served as a director of the Company since October, 2006.

     (b)  Other Directorships.

     Mr. Wheet and Mr. O'Brien were previously directors of Clear Image, Inc., a private company that was acquired by the Company on January 30, 2007.

     (c)  Family Relationships

     None.

     (d) Involvement in Legal Proceedings of Officers, Directors, and Control Persons

     None.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                                                ------------------------------------
                      Annual  Compensation               Awards             Payouts
                 -----------------------------  --------------------------  --------
                                       Other
Name and                               Annual    Restricted    Securities             All Other
Principal                             Compen-      Stock       Underlying     LTIP     Compen-
Position   Year    Salary     Bonus    sation      Awards     Options/SARs  Payouts     sation
---------  ----  -----------  ------  --------  ------------  ------------  --------  ----------
Ron
Wheet,
CEO        2006  $150,000(1)  $  -0-  $    -0-  $  20,000(2)           -0-  $    -0-  $      -0-
Ron
Wheet,
CEO        2005  $112,500(3)  $  -0-  $    -0-  $ 320,000(4)           -0-  $    -0-  $      -0-

(1) Represents Mr. Wheet's accrued salary for 2006, pursuant to his employment agreement. As of December 31, 2006, approximately $147,024 of Mr. Wheet's accrued salary from 2006 remained unpaid.
(2) Represents the fair market value of the 1,000,000 shares of Series 2006 preferred stock issued to Mr. Wheet during 2006
(3) Mr. Wheet's employment agreement specifies an annual salary of $150,000. Mr. Wheet's 2005 salary, as listed above, is lower than $150,000 because he became CEO of the Company in March, 2005. As of December 31, 2005, approximately $26,250 of Mr. Wheet's accrued salary from 2005 remained unpaid. During 2006, the Company paid his remaining 2005 salary in full.
(4) Represents the fair market value as of March 15, 2006 of the 8,000,000 shares of common stock issued to Mr. Wheet during 2005

   Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
   --------------------------------------------------------------------------------


                                                 Number of Securities  Value of
                                                 Underlying            Unexercised
                                                 Unexercised           In-the-Money
                                                 Options/SARs at       Options/SARs at
                                                 FY-End                FY-End
                Shares Acquired                  Exercisable/          Exercisable/
Name            on Exercise      Value Realized  Unexercisable         Unexercisable
--------------------------------------------------------------------------------------

Ron Wheet, CEO             N/A             N/A                      0                0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 31, 2007 and ownership consists of sole voting and investment power.

                                                                Beneficial    Percentage of
                                              Relationship to   Ownership     Outstanding
Name and Address                              Company           Common Stock  Common Stock
--------------------------------------------------------------------------------------------

Rondald L. Wheet . . . . . . . . . . . . . .  CEO and Director     2,314,000        14.64%*
2073 Shell Ring Circle
Mt. Pleasant,  SC  29466

Dr. Thomas Beahm . . . . . . . . . . . . . .  Director             1,645,625          10.41%

Thomas O'Brien . . . . . . . . . . . . . . .  Director             1,784,349          11.29%

Officer and Directors As a Group (3 persons)                       5,743,974          36.34%

* Does not include the 1,000,000 shares of Series 2006 Preferred Stock, described below.

Preferred  Stock
-----------------

     The Company has 5,000,000 shares of Preferred Stock ($0.001 par value) authorized. On October 24, 2006, the Company designated 1,000,000 shares as Series 2006 Preferred Stock, which were then issued the shares to Mr. Wheet, the Company's CEO. Each Series 2006 Preferred is convertible, at any time at the discretion of Mr. Wheet, into one share of the Company's common stock for each share of Series 2006 Preferred. Each Series 2006 Preferred has voting rights of 125 votes per share of Series 2006 Preferred voting together as one class with the Company's common stock. As a result, Mr. Wheet has effective voting control of the Company's common stock and as such can unilaterally decide on business matters. Upon conversion of the Series 2006 Preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share--not 125 votes per share.

Common  Stock  Options  and  Warrants  Outstanding
---------------------------------------------------

     As of March 31, 2007, we had a total of 563,162 options and warrants outstanding (after the 1 for 20 reverse-split effective January 23, 2007), which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which 94,000 were exercisable) and warrants to purchase up to 453,162 shares of common stock at exercise prices ranging from $0.02 to $5.00 per share (all of which were exercisable). All of the options and 107,500 of the warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. None of the options or warrants outstanding as of March 31, 2007 was granted to officers or directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 24, 2006, the Company issued 1,000,000 shares of its Series 2006 Preferred Stock to Mr. Wheet. The Series 2006 Preferred Stock gives Mr. Wheet the right to vote 125,000,000 shares together with the common stock as a class. Accordingly Mr. Wheet will have the right to vote a total of 83% of all the Company's shares entitled to vote on any matter presented to the Company's stockholders. A Form 8-K regarding the issuance of the Series 2006 Preferred Stock to Mr. Wheet was filed with the SEC on November 1, 2006.

     Subsequent to year end and in connection with the acquisition of Clear Image, Inc., Mr. Wheet received 2,286,000 shares of restricted common stock, Dr. Beahm received 1,599,125 shares of restricted common stock, and Mr. O'Brien received 1,645,625 shares of restricted common stock. Mr. Wheet and Mr. O'Brien were directors and shareholders and Dr. Beahm was a shareholder of Clear Image, Inc. prior to its acquisition by the Company.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits:
     See  "Index  to  and  Description  of  Exhibits"

Reports  on  Form  8-K:
     On October 12, 2006, the Company announced the appointment of Dr. Beahm and Mr. O'Brien as members of the Company's Board of Directors. A Form 8-K was filed with the SEC on October 12, 2006.

     On October 24, 2006 the Company agreed to issue 1,000,000 shares of its Series 2006 Preferred (hereinafter defined) to Rondald Wheet ("Wheet") under the facts and circumstances described below:

     On October 24, 2006, the Board of Directors determined that Wheet , the Chairman of the Board, and its President and CEO, pursuant to his employment agreement with the Company dated as of March 18, 2005, was entitled to a bonus of one million (1,000,000) shares of its newly created 2006 Series Convertible Preferred Stock, par value $.001 per share (the "Series 2006 Preferred"), as additional recognition and compensation for all of Wheet's services to the Company during the period of time he served as its sole director and officer for
(i) supervising and guiding the Company to the point where its product is ready for testing under current FDA guidelines, (ii) deferring substantially all his compensation for more than one and one-half years under the aforesaid employment agreement, and (iii) advancing disbursements on the Company's behalf. The Series 2006 Preferred have an agreed value of $20,000 as determined by the independent members of the Company's board of directors who used the public market trading price of $.03 per share on the date of the agreement to ascertain the value of the Series 2006 Preferred and then discounted the shares by 33 and 1/3% because they are restricted securities. Based on this methodology, the purchase price for the Series 2006 Preferred is $.02 per share, or a total of $20,000. Each Series 2006 Preferred is convertible, at any time at the discretion of Wheet, into one share of the Company's common stock for each share of Series 2006 Preferred. Each Series 2006 Preferred has voting rights of 125 votes per share of Series 2006 Preferred voting together as one class with the Company's common stock. Upon conversion of the Series 2006 Preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share--not 125 votes per share. The

Company has filed a Certificate of Designation for the Series 2006 Preferred with the Nevada Secretary of State. Under the terms of the issuance, all of the Series 2006 Preferred issued to Wheet are restricted securities and may not be transferred, sold or otherwise disposed of in the absence of an exemption from registration under the Securities Act of 1933, as amended, together with an opinion of counsel acceptable to the Company or an effective registration statement under the Securities Act. The Series 2006 Preferred sold to Wheet is exempt from registration under Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering in that it was made to one accredited investor without any form of general solicitation or advertising. A Form 8-K was filed with the SEC on November 1, 2006.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit Fees
     Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2006 and 2005 were $9,610 and $7,782 respectively.

Audit  Related  Fees
     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $-0- and $-0-.

Tax  Fees
     Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2006 and 2005 were $765 and $1,078, respectively.

Audit  Committee
     The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                        PART F/S

                             INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS
----------------------------
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

Balance Sheet At December 31, 2006. . . . . . . . . . . . . . . . . . . . . . . . .  24

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2006
And For The Years Ended December 31, 2006 and 2005. . . . . . . . . . . . . . . . .  25

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2006
And For The Years Ended December 31, 2006 and 2005. . . . . . . . . . . . . . . . .  26

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through
December 31, 2006 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

                                 [LOGO OMITTED]
                                     SUTTON
                                    ROBINSON
                                    FREEMAN

Independent Auditor's Report


To  the  Shareholders  of
Revolutions  Medical  Corporation  (formerly  Maxxon,  Inc.)
Tulsa,  Oklahoma

We have audited the accompanying balance sheet of Revolutions Medical Corporation (formerly Maxxon, Inc.) (a development stage company) for the years ended December 31, 2006 and 2005, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from December 16, 1996 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxon, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from December 16, 1996 (inception) to December 31, 2006 in conformity with generally accepted accounting principles.

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

/s/ Sutton Robinson Freeman & Co., P. C.

Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants

April 7, 2007

                 REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                              (A Development Stage Company)

                                      BALANCE SHEET
                                    December 31, 2006

                              ASSETS
CURRENT ASSETS
Cash                                                                        $      4,256
                                                                            -------------

TOTAL ASSETS                                                                $      4,256
                                                                            =============

                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    $    219,027
Accrued Salaries                                                                 941,152
Notes Payable and Accrued Interest                                               264,347
                                                                            -------------
  Total current liabilities                                                    1,424,526
                                                                            -------------

    Total liabilities                                                          1,424,526
                                                                            -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding             1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 145,460,798 shares issued and outstanding       145,460
Paid in capital                                                               13,160,815
Deficit accumulated during the development stage                             (14,727,545)
                                                                            -------------
  Total shareholders' deficiency                                              (1,420,270)
                                                                            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $      4,256
                                                                            =============

The accompanying notes are an integral part of the interim financial statements

                   REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                (A Development Stage Company)

                                   STATEMENTS OF OPERATIONS
                From Inception (August 16, 1996) Through December 31, 2006 and
                        For The Years Ended December 31, 2006 and 2005

                                     FROM INCEPTION
                                        (AUGUST 16,
                                      1996) THROUGH           YEAR ENDED           YEAR ENDED
                                  DECEMBER 31, 2006    DECEMBER 31, 2006    DECEMBER 31, 2005
                                -------------------------------------------------------------

Investment Income               $          170,753   $                -   $                -
Other Income                                 3,857                    -                    -
                                -------------------------------------------------------------
                                           174,610                    -                    -
                                -------------------------------------------------------------

EXPENSES
Research and development                 1,870,986               39,000              172,440
General and administrative              12,889,070              524,334            1,116,057
                                -------------------------------------------------------------
  Total operating expenses              14,760,056              563,334            1,288,497
                                -------------------------------------------------------------

Operating loss                         (14,585,446)            (563,334)          (1,288,497)
                                -------------------------------------------------------------

Interest income                             17,276                    -                    -
                                -------------------------------------------------------------

Interest expense                            84,634               34,968               18,621
                                -------------------------------------------------------------

Loss on disposal of assets                    (794)                   -               (2,800)
                                -------------------------------------------------------------

Depreciation and amortization               75,536                    -                6,465
                                -------------------------------------------------------------

Net loss from operations        $      (14,727,546)  $         (598,302)  $       (1,310,783)
                                =============================================================

Weighted average shares
outstanding                             43,653,331          142,209,160          101,145,015
                                -------------------------------------------------------------

Net loss per share (Note 1)     $            (0.34)  $            (0.00)  $            (0.01)
                                =============================================================

The accompanying notes are an integral part of the interim financial statements

                                     REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                                  (A Development Stage Company)

                                                     STATEMENTS OF CASH FLOWS
                                  From Inception (August 16, 1996) Through December 31, 2006 and
                                          For The Years Ended December 31, 2006 and 2005

                                                                         FROM INCEPTION
                                                                            (AUGUST 16,
                                                                          1996) THROUGH                 YEARS ENDED
                                                                      DECEMBER 31, 2006    DECEMBER 31, 2006    DECEMBER 31, 2005
                                                                    -------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                            $      (14,727,545)  $         (598,302)  $         (669,716)
Plus non-cash charges to earnings:
  Depreciation and amortization                                                 75,525                                     3,233
  Common stock issued for services                                           3,357,408              108,500              300,501
  Preferred stock issued for services                                           20,000               20,000                    -
  Expenses paid by third parties                                                57,134                    -                    -
  Contribution of services by officer and employees                            799,154                    -                    -
  Services by officer and employees paid for
    with non-cash consideration                                                167,500                    -                    -
  Compensation cost for option price reduction                                  50,000               50,000                    -
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                      1,775,577                    -                    -
  Allowance for doubtful accounts                                               50,900                    -               76,300
  Write-off of Notes Receivable                                                 14,636                    -               14,633
  Write-off of organizational costs                                              3,196                    -                    -
  Write-off of zero value investments                                          785,418                    -                    -
  Write-off of leasehold improvements and computer equipment                     2,006                    -                    -
  Compensation costs for stock options and warrants
    granted to non-employees                                                 1,205,015                    -                    -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                      (68,900)                   -                    -
  (Increase) decrease in prepaid expenses                                                                 -                8,333
  (Increase) decrease in other receivables                                    (176,577)                   -                    -
  Increase (decrease) in accrued salaries and consulting                       716,100              220,774              208,751
  Increase (decrease) in accrued interest                                       53,513               34,968                5,421
  Increase (decrease) in accounts payable and accrued liabilities            1,075,575               54,590               30,068
                                                                    -------------------------------------------------------------
    Total operating activities                                              (4,764,365)            (109,470)             (22,476)
                                                                    -------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                          (67,042)                   -                    -
Investment in syringe patent development                                       (10,000)                   -                    -
Investment in Ives Health Company                                             (251,997)                   -                    -
Investment in The Health Club                                                  (10,000)                   -                    -
                                                                    -------------------------------------------------------------
    Total investing activities                                                (339,039)                   -                    -
                                                                    -------------------------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                                         13,907                    -                    -
Repayment of loans from shareholders                                            (8,005)                   -              (25,000)
Repayments of Promissory Notes                                                 190,754                    -                    -
Common stock subscribed                                                         34,000               34,000                    -
Sale of preferred stock for cash:                                               (1,000)                   -                    -


                                     REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                                  (A Development Stage Company)

                                               STATEMENTS OF CASH FLOWS (continued)
                                  From Inception (August 16, 1996) Through December 31, 2006 and
                                          For The Years Ended December 31, 2006 and 2005

                                                                         FROM INCEPTION
                                                                            (AUGUST 16,
                                                                          1996) THROUGH                 YEARS ENDED
                                                                      DECEMBER 31, 2006    DECEMBER 31, 2006    DECEMBER 31, 2005
                                                                    -------------------------------------------------------------

Sale of common stock for cash:
  To third-party investors (prior to merger)                                   574,477                    -                    -
  To third-party investors                                                   3,226,045                    -                    -
  From exercise of stock options                                               924,800               78,000               90,200
  Less:  Issue Costs                                                          (102,318)                   -                    -
Convertible debentures issued for cash                                         355,000                    -                    -
Payment of exclusive license note payable                                     (100,000)                   -                    -
                                                                    -------------------------------------------------------------
    Total financing activities                                               5,107,660              112,000               65,200
                                                                    -------------------------------------------------------------

Change in cash                                                                   4,256                2,530               42,724
Cash at beginning of period                                                          -                1,726                2,380
                                                                    -------------------------------------------------------------

Cash at end of period                                               $            4,256   $            4,256   $           45,104
                                                                    =============================================================

Supplemental disclosure of cash flow information:
  Cash paid for interest and taxes during the period                            29,084                    -                    -
                                                                    -------------------------------------------------------------

Non-cash financing and investing activities:
  Investment in Globe Joint Venture                                                  0             (637,566)
  Common stock issued to founders                                                7,000                    -                    -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                                  300                    -                    -
  Common stock issued in Ives merger                                           346,262                    -                    -
  Common stock subscriptions                                                    69,800                    -                    -
  Capitalized compensation cost for options granted                          1,487,700                    -                    -
  Common stock issued in exchange for promissory note                          676,500                    -                    -
  Common stock issued for payment of debt                                       82,888                6,000                    -
  Common stock issued for convertible debentures                               190,660                    -                    -
  Common stock issued for services                                             471,663                    -                    -
  Common stock issued to pay Ives debt                                          27,000                    -                    -

The accompanying notes are an integral part of the interim financial statements

                                  REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                               (A Development Stage Company)

                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                From Inception (August 16, 1996) Through December 31, 2006

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                during the
                                         Preferred  Stock     Common      Stock     Paid-In    Development   Subscription
                                          Shares    Amount    Shares     Amount     Capital       Stage       Receivable
                                         ---------------------------------------------------------------------------------
Balance at Inception
    (August 16, 1996)                                                0        0            0             0

Cerro Mining/Maxxon- OK Merger:
  Cerro Mining                                                 531,000      531         (231)
  Maxxon-OK:
    Shares issued to founders                                7,000,000    7,000
    Shares sold for cash to
    third-party investors                                      578,000      578      573,899
Ives Transactions:
    Investment in Ives Health Company                          311,240      311      310,951
    Investment in The Health Club                               35,000       35       34,965
    Conversion of Ives Debt                                     18,513       19       26,981
Issuance of Common Stock for:
    Cash from third-party investors                            218,569      219      353,501
    Cash from related party
    Promissory Notes                                            64,500       65      128,935
    Subscriptions Receivable                                    52,757       53       69,747                      (69,800)
    Services Rendered                                           90,499       90      173,337
    Debentures Converted                                       102,673      103       74,897
Net Income (Loss) at
    December 31, 1997                                                                             (795,376)
                                                            --------------------------------------------------------------
Balance at December 31, 1997                                 9,002,751    9,003    1,746,982      (795,376)       (69,800)

Issuance of Common Stock for:
    Conversion of Ives Debt                                     44,827       45       54,955
    Cash from third-party investor                              50,000       50       90,950
    Options exercised by
    third-parties for cash                                     545,867      546      359,354
    Options exercised by
    third-parties for services                                  24,133       24       18,076
    Services Rendered by
    third-parties                                              988,007      988      573,560
    Debentures Converted by
    third parties                                              548,574      549      274,451
    Settlement with related party                              350,000      350
Certificates canceled:                                         (91,572)     (92)     (40,173)
Value of Services Contributed
    by Officer
    and Employees                                                                    114,154
Compensation Cost for Stock
    Options Granted
    To Non-Employees                                                                 918,187
Cancellation of Subscriptions
    Receivable from related party                                                                                  69,800
Net Income (Loss) at December 31, 1998                                                          (2,584,383)
                                                            --------------------------------------------------------------
Balance at December 31, 1998                                11,462,587   11,463    4,110,497    (3,379,759)             0

Issuance of Common Stock for:
    Cash from third-party investor                             390,693      390      342,034
    Less: Issue Costs                                                                (16,743)
    Options exercised by
    third-parties for cash                                     300,000      300      149,700
    Services Rendered by
    third-parties                                              164,069      164      166,579
Value of Services Contributed
    by Officer and Employees                                                         280,000
Compensation Cost for Stock
    options Granted to Non-Employees                                                  89,728
Net Income (Loss) at December 31, 1999                                                          (1,014,555)
                                                            --------------------------------------------------------------
Balance at December 31, 1999                                12,317,349   12,317    5,121,795    (4,394,314)             0

Issuance of Common Stock for:
    Cash from third-party investor                             862,776      863      249,525
    Less: Issue Costs
Value of Services Contributed
     by Officer and Employees                                                        405,000
Net Income (Loss) at December 31, 2000                                                          (1,347,859)
                                                            --------------------------------------------------------------
Balance at December 31, 2000                                13,180,125   13,180    5,776,320    (5,742,173)             0

Issuance of Common Stock for:
    Cash from third-party investor                           6,558,333    6,558    1,598,142
    Purchased by Employees                                   3,650,000    3,650      543,850                     (547,500)
    Issued for Repayment of Debt                                50,000       50        7,450
    Less: Issue Costs                                                                (85,575)
    Services Rendered by third-parties                         450,000      450      422,000
Compensation Cost of stock issued
    and options granted for services                           200,000      200    1,487,500
Compensation Cost of stock issued
    and options granted for services
    to be amortizeed                                                              (1,048,754)
Net Income (Loss) at December 31, 2001                                                          (2,199,085)
                                                            --------------------------------------------------------------
Balance at December 31, 2001                                24,088,458   24,088    8,700,933    (7,941,258)      (547,500)


                                            Total
Balance at Inception
    (August 16, 1996)                             0

Cerro Mining/Maxxon- OK Merger:
  Cerro Mining                                  300
  Maxxon-OK:
    Shares issued to founders                 7,000
    Shares sold for cash to
    third-party investors                   574,477
Ives Transactions:
    Investment in Ives Health Company       311,261
    Investment in The Health Club            35,000
    Conversion of Ives Debt                  27,000
Issuance of Common Stock for:
    Cash from third-party investors         353,720
    Cash from related party
    Promissory Notes                        129,000
    Subscriptions Receivable                      0
    Services Rendered                       173,427
    Debentures Converted                     75,000
Net Income (Loss) at
    December 31, 1997                      (795,376)
                                         -----------
Balance at December 31, 1997                890,808

Issuance of Common Stock for:
    Conversion of Ives Debt                  55,000
    Cash from third-party investor           91,000
    Options exercised by
    third-parties for cash                  359,900
    Options exercised by
    third-parties for services               18,100
    Services Rendered by
    third-parties                           574,549
    Debentures Converted by
    third parties                           275,000
    Settlement with related party               350
Certificates canceled:                      (40,265)
Value of Services Contributed
    by Officer
    and Employees                           114,154
Compensation Cost for Stock
    Options Granted
    To Non-Employees                        918,187
Cancellation of Subscriptions
    Receivable from related party            69,800
Net Income (Loss) at December 31, 1998   (2,584,383)
                                         -----------
Balance at December 31, 1998                742,201

Issuance of Common Stock for:
    Cash from third-party investor          342,424
    Less: Issue Costs                       (16,743)
    Options exercised by
    third-parties for cash                  150,000
    Services Rendered by
    third-parties                           166,743
Value of Services Contributed
    by Officer and Employees                280,000
Compensation Cost for Stock
    options Granted to Non-Employees         89,728
Net Income (Loss) at December 31, 1999   (1,014,555)
                                         -----------
Balance at December 31, 1999                739,798

Issuance of Common Stock for:
    Cash from third-party investor          250,388
    Less: Issue Costs
Value of Services Contributed
    by Officer and Employees                405,000
Net Income (Loss) at December 31, 2000   (1,347,859)
                                         -----------
Balance at December 31, 2000                 47,327

Issuance of Common Stock for:
    Cash from third-party investor        1,604,700
    Purchased by Employees                        0
    Issued for Repayment of Debt              7,500
    Less: Issue Costs                       (85,575)
    Services Rendered by third-parties      422,450
Compensation Cost of stock issued
    and options granted for services      1,487,700
Compensation Cost of stock issued
    and  options granted for services
    to be amortizeed                     (1,048,754)
Net Income (Loss) at December 31, 2001   (2,199,085)
                                         -----------
Balance at December 31, 2001                236,263


                                  REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                               (A Development Stage Company)

                                      STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                From Inception (August 16, 1996) Through December 31, 2006

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                    during the
                                        Preferred   Stock      Common       Stock      Paid-In      Development    Subscription
                                         Shares    Amount      Shares      Amount      Capital         Stage        Receivable
                                        ----------------------------------------------------------------------------------------

Issuance of Common Stock for:
    Cash from third-party investor                            3,625,000      3,625       358,875
Exercise of Options                                           2,006,822      2,007        (2,007)
Payment towards promissory
    note balances                                                                                                       102,803
Amortized Compensation Cost of stock
    issued  and options granted
    for services                                                                         759,795
Compensation Cost of stock issued  and
    options granted for services                              1,200,000      1,200       323,300
Net Income (Loss) at December 31, 2002                                                               (1,933,676)
                                                            --------------------------------------------------------------------
Balance at December 31, 2002                                 30,920,280     30,920    10,140,896     (9,874,934)       (444,697)

Issuance of Common Stock for:
MPI settlement costs of stock issued
    and options granted for services                          1,140,000      1,140       139,560
Compensation cost of stock issued
    and options granted for services                          7,000,000      7,000       133,000
Amortized compensation cost of stock
    issued  and options granted for
    services                                                                             288,959
Indemnification cost of stock issued
    and options granted for services                          4,000,000      4,000        76,000
Payment towards promissory note
    balances                                                                                                             69,201
Net Income (Loss) at
    December 31, 2003                                                                                (1,391,518)
                                                            --------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                                 43,060,280   $ 43,060   $10,778,415   $(11,266,452)  $    (375,496)

Issuance of Common Stock for:
    Cash from third-party investor                              100,000   $    100         4,900
Exercise of Options                                           5,866,000   $  5,866   $   248,234
Exercise of Warrants                                          1,462,000   $  1,462   $    71,638                  $      (1,000)
Compensation cost of stock issued
    for services                                             32,850,000   $ 32,850   $   881,150
Payment towards promissory
    note balances                                                                                                 $      18,750
Net Income (Loss) at
    December 31, 2004                                                                              $ (1,552,008)
                                                            --------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2004                                 83,338,280     83,338    11,984,337    (12,818,460)       (357,746)

Issuance of Common Stock for Cash:
    From third-party investors                               13,039,187   $ 13,039       277,661
    From the exercise of options                              1,800,000   $  1,800   $    43,200
Issuance of Common Stock for
    Subscription                                              5,200,000   $  5,200   $    28,800                  $     (34,000)
Common stock issued for services                             21,250,000   $ 21,250   $   455,250
Common stock issued
    pursuant to Joint Venture                                 5,833,331   $  5,833   $   132,000
Value of warrants granted
    pursuant to Joint Venture                                             $      -   $   499,733
Value of options granted
    for services                                                                     $   130,900
Reclass of receivables
    against amounts owed                                                                                          $     357,746
Net Income (Loss) at
    December 31, 2005                                                                              $ (1,310,783)
                                        ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2005                    0  $     -  130,460,798   $130,460   $13,551,881   $(14,129,243)  $     (34,000)

Issuance of Common Stock:
    From the exercise of options
    for services                                              1,000,000   $  1,000   $         -
    From the exercise of options
    for cash                                                  3,000,000   $  3,000   $    72,000
    From the exercise of warrants                             6,000,000   $  6,000
Payment of Common Stock Subscription                                                                              $      34,000
Common Stock issued for services                              5,500,000   $  5,500   $   102,000
Preferred Stock issued for services     1,000,000  $ 1,000                           $    19,000
Capital contributed by shareholder                                                   $     3,000
Cancellation of Joint Venture
    with Globe                                                                       $  (625,066)
Common stock issued to
    Globe then returned to treasury                            (500,000)  $   (500)  $   (12,000)
Compensation cost for
    option price reduction                                                           $    50,000
Net Income (Loss) at
    December 31, 2006                                                                              $   (598,302)
                                        ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2006            1,000,000  $ 1,000  145,460,798   $145,460   $13,160,815   $(14,727,545)  $           -
                                        ========================================================================================

                                           Total
                                        ------------

Issuance of Common Stock for:
    Cash from third-party investor          362,500
Exercise of Options                               0
Payment towards promissory
    note balances                           102,803
Amortized Compensation Cost of stock
    issued  and options granted
    for services                            759,795
Compensation Cost of stock issued  and
    options granted for services            324,500
Net Income (Loss) at December 31, 2002   (1,933,676)
                                        ------------
Balance at December 31, 2002               (147,815)

Issuance of Common Stock for:
MPI settlement costs of stock issued
    and options granted for services        140,700
Compensation cost of stock issued
    and options granted for services        140,000
Amortized compensation cost of stock
    issued  and options granted for
    services                                288,959
Indemnification cost of stock issued
    and options granted for services         80,000
Payment towards promissory note
    balances                                 69,201
Net Income (Loss) at
    December 31, 2003                    (1,391,518)
                                        ------------
BALANCE AT DECEMBER 31, 2003            $  (820,473)

Issuance of Common Stock for:
    Cash from third-party investor      $     5,000
Exercise of Options                     $   254,100
Exercise of Warrants                    $    72,100
Compensation cost of stock issued
    for services                        $   914,000
Payment towards promissory
    note balances                       $    18,750
Net Income (Loss) at
    December 31, 2004                   $(1,552,008)
                                        ------------
BALANCE AT DECEMBER 31, 2004             (1,108,531)

Issuance of Common Stock for Cash:
    From third-party investors          $   290,700
    From the exercise of options        $    45,000
Issuance of Common Stock for
    Subscription                        $         -
Common stock issued for services        $   476,500
Common stock issued
    pursuant to Joint Venture           $   137,833
Value of warrants granted
    pursuant to Joint Venture           $   499,733
Value of options granted
    for services                        $   130,900
Reclass of receivables
    against amounts owed                $   357,746
Net Income (Loss) at
    December 31, 2005                   $(1,310,783)
                                        ------------
BALANCE AT DECEMBER 31, 2005            $  (480,902)


Issuance of Common Stock:
    From the exercise of options
    for services                        $     1,000
    From the exercise of options
    for cash                            $    75,000
    From the exercise of warrants
Payment of Common Stock Subscription    $    34,000
Common Stock issued for services        $   107,500
Preferred Stock issued for services     $    19,000
Capital contributed by shareholder      $     3,000
Cancellation of Joint Venture
    with Globe                          $  (625,066)
Common stock issued to
    Globe then returned to treasury     $   (12,500)
Compensation cost for
    option price reduction              $    50,000
Net Income (Loss) at
    December 31, 2006                   $  (598,302)
                                        ------------
BALANCE AT DECEMBER 31, 2006            $(1,427,270)
                                        ============

The accompanying notes are an integral part of the financial statements.

            REVOLUTIONS MEDICAL CORPORATION  (FORMERLY MAXXON, INC.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------
     Revolutions Medical Corporation (former Maxxon, Inc.)., a Nevada corporation, ("RMC" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. The Company has no products for sale at this time.

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

NOTE 2 - UNCERTAINTIES

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(14,715,713) for the period from inception

(August 16, 1996) to December 31, 2006. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MAXXON/GLOBE JOINT VENTURE AGREEMENT

     On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. In connection with the agreement, Maxxon issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to year end, the Company ended the joint venture and cancelled the shares common stock and options that were issued to Globe pursuant to the agreement. As a result, the Company estimated the value of the joint venture at December 31, 2006 to be $0. Subsequent to year end, the Company filed legal action against Globe. See Note 7, "Subsequent Events."


NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

     Employment Agreement with Rondald Wheet, CEO
     --------------------------------------------
     Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. As of December 31, 2006, the Company owed Mr. Wheet $147,024.19 pursuant to his employment agreement. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Mutual Release and Settlement Agreement With Former CEO
-------------------------------------------------------
     On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2006. As of December 31, 2006, the Company had accrued interest payable of $53,512.65. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000. As of December 31, 2006, the warrant to purchase up to 6,913,239 shares of common stock at $0.001 per share on or before April 14, 2010 was still outstanding.

Amounts Due Pursuant to Employment and Consulting Agreements
------------------------------------------------------------
     As of December 31, 2006, the Company had accrued approximately $794,128.52 pursuant to employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

NOTE 5 -     PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

SERIES 2006 PREFERRED STOCK

     Dividends: Currently, the sole holder of the 1,000,000 shares of Series 2006 Preferred Stock outstanding is Rondald L. Wheet, our Chairman, President and CEO. The holder of the Series 2006 Preferred stock is entitled to receive, ratably, dividends when, as and if declared by the board of directors out of funds legally available therefor. If any dividend or other distributions are declared on our common stock, then a dividend or other distribution must also be declared on the outstanding Series 2006 Preferred stock at the same time and on the same terms and conditions, so that each holder of Series 2006 Preferred stock will receive the same dividend or distribution such holder would have received if the holder had converted his Series 2006 Preferred stock as of the record date for determining stockholders entitled to receive such dividend or distribution.

     Liquidation Preference: In the event of the liquidation, dissolution or winding up, the holders of Series 2006 Preferred stock are entitled to receive a liquidation preference of $0.001 for each share of Series 2006 Preferred stock prior to payment being made to any junior stock.

     Conversion: The holders of Series 2006 Preferred stock may convert each share into 1 share of common stock.

     Preemption: The holders of Series 2006 Preferred stock have no preemptive rights and they are not subject to further calls or assessments.

     Voting Rights: The holders of Series 2006 Preferred stock are entitled to 125 votes for each share of common stock into which their Series 2006 Preferred stock is then convertible (currently 1 share), voting together with our common stock as a single class. Cumulative voting is not permitted. Upon conversion of a Series 2006 Preferred share, each share of common stock issued upon the conversion will be entitled to only one (1) vote per share.

     Redemption: There are no redemption or sinking fund provisions applicable to the Series 2006 Preferred stock.

BLANK CHECK PREFERRED STOCK

     The Company's Articles of Incorporation authorize its board of directors to establish one or more additional series of preferred stock and to determine, with respect to any such series of preferred stock, its terms and rights, including: the designation of each series; the voting powers, if any, associated with each such series whether dividends, if any, will be cumulative or noncumulative and the dividend rate of each series; the redemption rights and price or prices, if any, for shares of each series; and preferences and other special rights, if any, of shares of each series in the event of any liquidation, dissolution, or distribution of the Company's assets.

2006  Common  Stock  Transactions
---------------------------------

     During the quarter ended December 31, 2006, the Company issued 2,280,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at December 31, 2006:

                                                                 WEIGHTED
                                                                  AVERAGE
                       OPTIONS      WARRANTS       TOTAL      EXERCISE PRICE
                     --------------------------------------------------------
Balance at 12/31/05   20,619,997   15,063,239    35,683,236   $         0.250
Granted                        0            0             0
Exercised             (4,000,000)  (6,000,000)  (10,000,000)  $          0.01
Expired/Forfeited    (13,519,997)           0   (13,519,997)  $          0.06
                     ---------------------------------------
Balance at 12/31/06    3,100,000    9,063,239    12,163,239   $          0.09
                     =======================================

                          OPTIONS & WARRANTS OUTSTANDING                  EXERCISABLE
                    ---------------------------------------------  --------------------------
                                      Weighted
                                        Average                                      Weighted
                            Number    Remaining           Weighted          Number    Average
Range of Exercise   Outstanding at  Contractual   Average Exercise  Exercisable at   Exercise
Price                     12/31/06         Life              Price        12/31/06      Price
---------------------------------------------------------------------------------------------

OPTIONS
0.05 - $0.50            2,200,000   4.23 years  $            0.28       1,880,000  $    0.24

WARRANTS
0.001 - $0.25           9,063,239   2.74 years  $            0.06       9,063,239  $    0.06
                    --------------                                   ------------
                        11,263,239                                     10,943,239
                    --------------                                   ------------

     During the quarter ended December 31, 2006, the Company issued 2,280,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash. During the quarter ended December 31, 2006, options to purchase up to 13,219,997 ranging in exercise price from $0.02 per share to $0.50 per share were forfeited or expired. Of these expired/forfeited options, approximately 11,666,664 related to the joint venture agreement with Globe.

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

NOTE 7 - SUBSEQUENT EVENT

NAME CHANGE AND REVERSE STOCK SPLIT
     On January 18, 2007, the Company's name changed from Maxxon, Inc. to Revolutions Medical Corporation and the Company's common stock was reverse split on a 20 to 1 basis which changed the number of outstanding shares of common stock from 145,560,798 to 7,272,972. The number of authorized shares of common stock was not affected by the reverse stock split and remains at 250,000,000 shares.

ACQUISITION OF CLEAR IMAGE COLOR MRI TECHNOLOGY
     On January 26, 2007 the Company entered into a Plan and Agreement of Reorganization with Clear Image Acquisition Corporation ("Acquisition Corp") for the acquisition by the Company of all of the assets of Acquisition Corp in exchange for the issuance by the Company for the benefit of the holders of the Common Stock of Acquisition Corp. of 8,260,139 shares of the Company's Common Stock. The Company will assume the minimal liabilities of Acquisition Corp which are only the costs of Acquisition Corp's liquidation and dissolution. The shares to be issued are not being registered, but are being issued in a private offering under Section 4(2) of the Securities Act.

     Acquisition Corp is a company which was formed by certain shareholders of Clear Image, Inc. ("Clear Image"), an Oklahoma corporation, all of whom are accredited investors, in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. Accordingly, the sole asset of Acquisition Corp is a block of 9,824,139 shares of the Common Stock of Clear Image. Clear Image is a development stage company which has developed certain proprietary technology and patent pending for (i) differential coloring, by series, of MRI scans and (ii) auto-registration of the scan images. As a private company, however, faced with the substantial competition of the leaders in the field of MRI technology, Clear Image has had difficulty obtaining the necessary working capital to complete the development of commercial components of its technology.

     The Company, in acquiring control of Clear Image, believes that it can provide sufficient working capital to complete commercialization of certain aspects of Clear Image's technology to the point of supporting some licensing or joint venture relationship financially adequate to permit Clear Image to complete the development of the remaining aspects of its technology.

LEGAL ACTION AGAINST FORMER JOINT VENTURE PARTNER
     On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.

Index to and Description of Exhibits
------------------------------------


EX
No.                                            Description of Exhibit
----  --------------------------------------------------------------------------------------------------------------

2.1   Amended Articles of Incorporation (filed as Exhibit 2.1 to our Amended Form 10-SB filed August 15,
      2001with amendment filed as Exhibit A to our Definitive 14 C Information Statement filed November 29,
      2006)

2.2   Bylaws (filed as Exhibit 2.2 to our Amended Form 10-SB filed August 15, 2001)

4.1   Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999

10.1  Joint Venture Agreement with Globe dated November 3, 2005 (incorporated herein by reference to Exhibit
      10.1 of the Company's Form 10-QSB for the quarter ended September 30, 2005, filed with the SEC on
      November 17, 2005)

10.2  Safety Scalpel Joint Venture agreement with Globe dated August 11, 2005 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the quarter ended June 30, 2005, filed with the SEC on
      August 19, 2005.)

10.3  Employment Agreement with Rondald L. Wheet (incorporated herein by reference to Exhibit 10.3 of the
      Company's Form 10-QSB for the quarter ended June 30, 2005, filed with the SEC on August 19, 2005.)

10.4  Mutual Release and Settlement Agreement between the Company and Gifford M. Mabie dated April 14, 2005
      (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-KSB for the year ended
      December 31, 2004, filed with the SEC on April 15, 2005.)

10.5  Agreement and Plan of Merger between Cerro Mining Corporation and the Company. dated May 9, 1997
      (filed as Exhibit 6.6 to our Form 10-SB filed December 23, 1999)

10.6  Agreement and Plan of Merger between Clear Image Acquisition Corporation and the Company dated
      January 26, 2007 (filed as Exhibit 10.6 to our Form 8-K filed January 26, 2007)

31.1  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
      Oxley Act of 2002*

32.1  Certification Pursuant To 18 U.S.C. 1350), As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002*

   *  Filed Herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REVOLUTIONS MEDICAL CORPORATION


                                       /s/ RONDALD L. WHEET
                                       ----------------------------------
                                       By:  Rondald L. Wheet,
                                       Chief Executive Officer

April 13, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ RONDALD L. WHEET     Chief Executive Officer and Director    April 13, 2007
---------------------    (Principal Executive Officer and
Rondald L. Wheet         Principal Accounting Officer)

/s/ DR. THOMAS BEAHM     Director                                April 13, 2007
---------------------
Dr. Thomas Beahm

/s/ THOMAS O'BRIEN       Director                                April 13, 2007
---------------------
Thomas O'Brien