Form 10QSB
period 2007-03-31
Revolutions Medical CORP
filed 2007-05-21
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

            For the Transition Period from ___________ to____________


                        Commission File Number:  0-28629
                                                 -------


                         REVOLUTIONS MEDICAL CORPORATION
                 (Name of Small Business Issuer in its charter)

                 NEVADA                            73-1526138
     ----------------------------         ----------------------------
    (State or other jurisdiction of         (IRS Employer I.D. No.)
    incorporation or organization)

                             2073 SHELL RING CIRCLE
                             MT. PLEASANT, SC  29466
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

Yes  [X]     No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 16,321,760 shares of Common Stock, $0.001 par value, outstanding as of May 10, 2007.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet at March 31, 2007 (Unaudited). . . . . . . . . . . . . . . . . . . . .  3

Statements of Operations For The Period From Inception (August 16, 1996)
to March 31, 2007 And For The Three Months Ended March 31, 2007 and 2006 (Unaudited)  4

Statements of Cash Flows For The Period From Inception (August 16, 1996)
to March 31, 2007 And For The Three months Ended March 31, 2007 and 2006 (Unaudited)  5

Notes to Financial Statements (Unaudited). . . . . . . . . . . . . . . . . . . . . .  7

                 REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                              (A Development Stage Company)

                                      BALANCE SHEET
                                     March 31, 2007
                                       (Unaudited)

                                         ASSETS

CURRENT ASSETS
Cash                                                                       $          -

COLOR MRI TECHNOLOGY                                                          3,309,515
                                                                           -------------

TOTAL ASSETS                                                               $  3,309,515
                                                                           =============

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   $    216,351
Accrued Salaries                                                                984,903
Notes Payable and Accrued Interest                                              273,834
                                                                           -------------
  Total current liabilities                                                   1,475,088
                                                                           -------------

    Total liabilities                                                         1,475,088
                                                                           -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding            1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 16,321,760 shares issued and outstanding        16,322
Paid in capital                                                              16,870,469
Deficit accumulated during the development stage                            (15,053,364)
                                                                           -------------
  Total shareholders' deficiency                                              1,834,427
                                                                           -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                             $  3,309,515
                                                                           =============

The accompanying notes are an integral part of the interim financial statements

               REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                            (A Development Stage Company)

                              STATEMENTS OF OPERATIONS
             From Inception (August 16, 1996) Through March 31, 2007 and
                 For The Three Months Ended March 31, 2007 and 2006
                                    (Unaudited)

                                 FROM INCEPTION
                                    (AUGUST 16,
                                  1996) THROUGH       THREE MONTHS      THREE MONTHS
                                 MARCH 31, 2007     MARCH 31, 2007    MARCH 31, 2006
                                ----------------------------------------------------

Investment Income               $       170,753   $             -                 -
Other Income                    $         3,857                 -                 -
                                ----------------------------------------------------
                                        174,610                 -                 -
                                ----------------------------------------------------

EXPENSES
Research and development        $     1,880,986            10,000            29,000
General and administrative      $    13,195,401           306,331           178,155
                                ----------------------------------------------------
  Total operating expenses           15,076,387           316,331           207,155
                                ----------------------------------------------------

Operating loss                      (14,901,777)         (316,331)         (207,155)
                                ----------------------------------------------------

Interest income                 $        17,276                 -                 -
                                ----------------------------------------------------

Interest expense                $        94,121             9,487             6,505
                                ----------------------------------------------------

Loss on disposal of assets      $          (794)                -                 -
                                ----------------------------------------------------

Depreciation and amortization   $        75,536                 -                 -
                                ----------------------------------------------------

Net loss from operations        $   (15,053,364)  $      (325,818)  $      (213,660)
                                ====================================================

Weighted average shares
outstanding                          43,753,844         7,450,750         4,249,440
                                ----------------------------------------------------

Net loss per share (Note 1)     $         (0.34)  $         (0.04)  $         (0.05)
                                ====================================================

The accompanying notes are an integral part of the interim financial statements

                               REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                            (A Development Stage Company)

                                               STATEMENTS OF CASH FLOWS
                             From Inception (August 16, 1996) Through March 31, 2007 and
                                  For The Three Months Ended March 31, 2007 and 2006
                                                     (Unaudited)

                                                                  FROM INCEPTION
                                                                     (AUGUST 16,
                                                                   1996) THROUGH             THREE MONTHS ENDED
                                                                  MARCH 31, 2007     MARCH 31, 2007    MARCH 31, 2006
                                                                  ---------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                            $(15,053,363)  $      (325,818)  $      (213,660)
Plus non-cash charges to earnings:
  Depreciation and amortization                                           75,525                 0                 0
  Common stock issued for services                                     3,569,908           212,500            97,500
  Preferred Stock issued for services                                     20,000                 -                 -
  Expenses paid by third parties                                          57,134                 -                 -
  Contribution of services by officer and employees                      799,154                 -                 -
  Services by officer and employees paid for
    with non-cash consideration                                          167,500                 -                 -
  Compensation cost for option price reduction                            50,000                 -                 -
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                1,775,577                 -                 -
  Allowance for doubtful accounts                                         50,900                 -                 -
  Write-off of Notes Receivable                                           14,636                 -                 -
  Write-off of organizational costs                                        3,196                 -                 -
  Write-off of zero value investments                                    785,418                 -                 -
  Write-off of leasehold improvements and computer equipment               2,006                 -                 -
  Compensation costs for stock options and warrants
    granted to non-employees                                           1,205,015                 -                 -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                (68,900)                -                 -
  (Increase) decrease in prepaid expenses                                      -                 -                 -
  (Increase) decrease in other receivables                              (176,577)                -                 -
  Increase (decrease) in accrued salaries and consulting                 759,850            43,750            63,750
  Increase (decrease) in accrued interest                                 63,000             9,487             6,505
  Increase (decrease) in accounts payable and accrued liabilities      1,072,900            (2,675)           15,272
                                                                  ---------------------------------------------------
    Total operating activities                                        (4,827,121)          (62,756)          (30,633)
                                                                  ---------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                    (67,042)                -                 -
Investment in syringe patent development                                 (10,000)                -                 -
Investment in Ives Health Company                                       (251,997)                -                 -
Investment in The Health Club                                            (10,000)                -                 -
                                                                  ---------------------------------------------------
    Total investing activities                                          (339,039)                -                 -
                                                                  ---------------------------------------------------

(STATEMENTS OF CASH FLOWS CONTINUED ON NEXT PAGE)


                               REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                            (A Development Stage Company)

                                               STATEMENTS OF CASH FLOWS
                             From Inception (August 16, 1996) Through March 31, 2007 and
                                 For The Three Months Ended March 31, 2007 and 2006
                                                     (Unaudited)

                                         (CONTINUED FROM PREVIOUS NEXT PAGE)

                                                                  FROM INCEPTION
                                                                     (AUGUST 16,
                                                                   1996) THROUGH             THREE MONTHS ENDED
                                                                  MARCH 31, 2007     MARCH 31, 2007    MARCH 31, 2006
                                                                  ---------------------------------------------------
FINANCING ACTIVITIES
Loans from shareholders                                                   13,907                 -                 -
Repayment of loans from shareholders                                      (8,005)                -                 -
Repayments of Promissory Notes                                           190,754                 -                 -
Common stock subscribed                                                   34,000                 -            29,000
Sale of preferred stock for cash:                                         (1,000)                -                 -
Sale of common stock for cash:
  To third-party investors (prior to merger)                             574,477                 -                 -
  To third-party investors                                             3,284,545            58,500                 -
  From exercise of stock options                                         924,800                 -                 -
  Less:  Issue Costs                                                    (102,318)                -                 -
Convertible debentures issued for cash                                   355,000                 -                 -
Payment of exclusive license note payable                               (100,000)                -                 -
                                                                  ---------------------------------------------------
    Total financing activities                                         5,166,160            58,500            29,000
                                                                  ---------------------------------------------------

Change in cash                                                                 0            (4,256)           (1,633)
Cash at beginning of period                                                    -             4,256             2,380
                                                                  --------------------------------------------------

Cash at end of period                                               $          -   $             -   $           747
                                                                  ===================================================

Supplemental disclosure of cash flow information:
  Cash paid for interest and taxes during the period                                             -                 -
                                                                  ---------------------------------------------------

Non-cash financing and investing activities:
  Acquisition of Color MRI Technology                                  3,309,515         3,309,515                 -
  Investment in Globe Joint Venture                                      637,566                 -                 -
  Common stock issued to founders                                          7,000                 -                 -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                            300                 -                 -
  Common stock issued in Ives merger                                     346,262                 -                 -
  Common stock subscriptions                                              69,800                 -                 -
  Capitalized compensation cost for options granted                    1,487,700                 -                 -
  Common stock issued in exchange for promissory note                    676,500                 -                 -
  Common stock issued for payment of debt                                 82,888                 -                 -
  Common stock issued for convertible debentures                         190,660                 -                 -
  Common stock issued for services                                       471,663                 -                 -
  Common stock issued to pay Ives debt                                    27,000                 -                 -

The accompanying notes are an integral part of the interim financial statements

             REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  and  Nature  of  Operations
-----------------------------------------
     Revolutions Medical Corporation (former Maxxon, Inc.)., a Nevada corporation, ("RMC" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. The Company has acquired a Color MRI technology that is in development. The Company has no products for sale at this time.

Development  Stage  Company
---------------------------
     Since its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital and to research and development of various safety needle devices.

Cash  and  Cash  Equivalents
----------------------------
     The Company considers highly liquid investments (those readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

Stock-based  Compensation
-------------------------
     The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock-based compensation arrangements for non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus in Issue No. 96-18.

Income  Taxes
-------------
     The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment  Information
--------------------
     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the period covered by these financial statements, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings  (Loss)  per  Share
----------------------------
     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.

     The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2007 and 2006 calculations of loss per share.

Use  of  Estimates
------------------
     The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Reclassifications
-----------------
     Certain reclassifications may have been made to the prior year financial statements to conform to the current period presentation.

Long-Lived  Assets
------------------
     Property, plant and equipment, including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

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

New  Accounting  Standards
--------------------------
     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" during 1999. Currently, the Company does not engage in hedging activities or transactions involving derivatives.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(15,053,364) for the period from inception (August 16, 1996) to March 31, 2007. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE  3  -     ACQUISITION  OF  CLEAR  IMAGE  ACQUISITION  CORP

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

     On March 26, 2007, the acquisition was completed and 8,273,788 shares of Company common stock were issued. The common stock issued was valued at $0.40 per share, based upon the market price at the date of the Plan and Agreement of Reorganization was signed. The Company recorded an asset of $3,309,515.

NOTE  4  -     OTHER  COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreement  with  Rondald  Wheet,  CEO
     -------------------------------------------------
     Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. As of March 31, 2007, the Company owed Mr. Wheet $165,774 pursuant to his employment agreement, of which $37,500 was accrued and $18,750 was paid during the quarter ended March 31, 2007. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Mutual  Release  and  Settlement  Agreement  With  Former  CEO
--------------------------------------------------------------
     On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and a warrant to purchase up to 645,662 shares of common stock at $0.02 per share (after the 1 for 20 reverse stock split on January 23, 2007) on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2006. As of March 31, 2007, the Company had accrued interest payable of approximately $63,000. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 300,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000. As of March 31, 2007, the warrant to purchase up to 345,662 shares of common stock at $0.02 per share on or before April 14, 2010 was still outstanding.

Amounts  Due  Pursuant  to  Employment  and  Consulting  Agreements
-------------------------------------------------------------------
     The Company has accrued approximately $819,128 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Patent  Applications  for  the  Company's  RevVac  Safety  Syringe
------------------------------------------------------------------
     Although the Company owns a patent published January 2006 and a patent application was filed by the Globe/RevMed Joint Venture in September 2005 for the RevVac safety syringe, there is no assurance that a patent will issue, that further patent protections will be sought or secured, or that any present patents will provide the Company with protections. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

Clear  ImagePatent  Applicationsand  License  to  Color  MRI  Technology
------------------------------------------------------------------------
     Clear Image acquired an exclusive license relating to the color MRI technology from the University of South Florida Research Foundation ("USFRF"). The license required that the licensee use its "best efforts" to develop the technology, although that term is undefined. On August 1, 2002 USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts". Clear Image disputes that and believes that USFRF cannot terminate the license. The dispute is unresolved; Clear Image has withheld the royalty payments due, although they have been accrued as liabilities. At this point in time, Clear Image believes that its products do not rely on the license; however, the legal implications are uncertain and termination of the license could materially adversely affect the business and revenues of Clear Image. In addition, Clear Image owns four (4) separate patent applications, filed June 15, 2006, which were assigned over by Clear Image's consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

Legal  Action  Against  Former  Joint  Venture  Partner
-------------------------------------------------------
     On November 3, 2005, the Company and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. In connection with the agreement, the Company issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares common stock and options that were issued to Globe pursuant to the agreement. On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. There is no assurance that the Company will prevail in the litigation or that any damages will be recovered. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company's causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company's Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007. The Company anticipates that the District Court of Harris County, Texas will set a hearing date to determine damages in the near future. There is no assurance that damages will be awarded to or recovered by the Company.

NOTE  5  -     PREFERRED  STOCK  AND  COMMON  STOCK  TRANSACTIONS

SERIES 2006 PREFERRED STOCK
     Currently, the sole holder of the 1,000,000 shares of Series 2006 Preferred Stock outstanding is Rondald L. Wheet, our Chairman, President and CEO. The holder of the Series 2006 Preferred stock is entitled to receive, ratably, dividends when, as and if declared by the board of directors out of funds legally available therefor. If any dividend or other distributions are declared on our common stock, then a dividend or other distribution must also be declared on the outstanding Series 2006 Preferred stock at the same time and on the same terms and conditions, so that each holder of Series 2006 Preferred stock will receive the same dividend or distribution such holder would have received if the holder had converted his Series 2006 Preferred stock as of the record date for determining stockholders entitled to receive such dividend or distribution.

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

COMMON STOCK TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

     On January 18, 2007, the Company's name changed from Maxxon, Inc. to Revolutions Medical Corporation and the Company's common stock was reverse split on a 20 to 1 basis which changed the number of outstanding shares of common stock from 145,560,798 to 7,272,972. The number of authorized shares of common stock was not affected by the reverse stock split and remains at 250,000,000 shares.

     During the three months ended March 31, 2007, the Company issued 250,000 shares of its common stock for $58,500 in cash. The Company issued 25,000 shares of its common stock for legal services valued at $12,500 and 500,000 shares of its common stock for consulting services valued at $200,000. The Company also issued 8,273,788 shares of its common stock valued at $3,309,515 for Clear Image Acquisition Corp. The shares were valued based on the market price of the Company's common stock at the date of each transaction.

NOTE  6  -     STOCK  OPTIONS  AND  WARRANTS  OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at March 31, 2007:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE
                                      OPTIONS     WARRANTS       TOTAL        PRICE
                                    -------------------------------------------------
Balance at December 31, 2007         2,200,000    9,063,239    11,263,239   $   0.250
Effect of Reverse Split (1 for 20)  (2,090,000)  (8,610,077)  (10,700,077)
Granted                                      0            0             0
Exercised                                    0            0             0
Expired/Forfeited                            0            0             0
                                    --------------------------------------
BALANCE AT MARCH 31, 2007              110,000      453,162       563,162   $    2.04
                                    ======================================

                           OPTIONS & WARRANTS OUTSTANDING                 EXERCISABLE
                    ----------------------------------------------  -------------------------
                                     Weighted
                                      Average                                       Weighted
                        Number       Remaining       Weighted           Number       Average
Range of Exercise   Outstanding at  Contractual  Average Exercise   Exercisable at  Exercise
Price               March 31, 2007     Life            Price        March 31, 2007    Price
---------------------------------------------------------------------------------------------
OPTIONS
1.00                        55,000         5.84  $            1.00          55,000  $    1.00
10.00                       55,000         1.74  $           10.00          39,000  $   10.00
                    --------------                                  --------------
                           110,000                                          94,000
                    --------------                                  --------------
WARRANTS
0.02                       345,662   3.04 years  $            0.02         345,662  $    0.02
5.00                       107,500   0.75 years  $            5.00         107,500  $    5.00
                    --------------                                  --------------
                           453,162                                         453,162
                    --------------                                  --------------

NOTE  7  -     RELATED  PARTY  TRANSACTIONS

     In connection with the acquisition of Clear Image Acquisition Corp., Ron Wheet, CEO and Director, received 2,286,000 shares of restricted common stock, Dr. Beahm, a Director, received 1,599,125 shares of restricted common stock, and Mr. O'Brien, a Director, received 1,645,625 shares of restricted common stock. Mr. Wheet and Mr. O'Brien were directors and shareholders and Dr. Beahm was a shareholder of Clear Image Acquisition Corp. prior to its acquisition by the Company.

NOTE  8  -     SUBSEQUENT  EVENT

     On April 24, 2007, the Company filed a registration statement on Form S-8 to register 20,000,000 shares of Common Stock reserved for issuance under the Company's 2007 Stock Option Plan.

ITEM 2.  PLAN OF OPERATION


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate,""believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. See "RISK FACTORS."

     Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the RevVac retractable safety syringe, which is designed specifically to reduce accidental needlestick injuries. On February 6, 2007, the Company announced an agreement with Strategic Product Development, Inc. ("SPD") to provide FDA regulatory compliance, manufacturing management capabilities and ongoing product development services. On March 5, 2007, the Company announced that SON Medical, a privately held contract regulatory and testing consulting firm located in the Boston area, was chosen to conduct lab testing for the Company's RevVac retractable safety syringe. The Company is presently seeking the funds necessary to commence and complete the lab testing, the results of which will then be used as part of the Company's planned 510K submission to the FDA. There is no assurance that sufficient funds will be raised on a timely basis or at all or that the planned 510K submission to the FDA will be completed or approved by the FDA. See "RISK FACTORS."

     On March 26, 2007, the Company completed the acquisition of the sole asset of Clear Image Acquisition Corporation ("Acquisition Corp") pursuant to the Plan and Agreement of Reorganization of January 26, 2007. The Company issued 8,273,788 shares in connection with the transaction. The shares were issued in a private offering under Section 4(2) of the Securities Act. The assets acquired consisted solely of a block of the Common Stock of Clear Image, Inc. The block consisted of 9,638,339 shares, which was sufficient to represent a controlling interest in that company (62.2%). The shares were acquired by Acquisition Corp. from a number of shareholders of Clear Image, Inc. who had contributed their shares of Clear Image, Inc. to Acquisition Corp. in order to assemble a block sufficient to attract the Company to make the acquisition. The Company and Clear Image, Inc. may be considered as "affiliates" since they are under common control of Rondald Wheet, Thomas J. O'Brien and Dr. Thomas M. Beahm. (In addition, Mr. Wheet and the Company's counsel served as the officers and directors of Acquisition Corp. for purposes of effecting the Plan.) Also, the three directors of the Company, Messrs. Wheet, O'Brien and Beahm, were shareholders of Clear Image, Inc. who participated in the Reorganization. Rondald Wheet had 2,286,000 shares, Thomas O'Brien had 1,645,625 shares, and Dr. Thomas Beahm had 1,599,125 shares. In determining the ratio of the shares to be exchanged by the Company for the shares of Clear Image, Inc. they based the transaction value on the funds expended by Clear Image for the technology in its current state, using a value of Forty Cents ($.40) per share for the Company's Common Stock which was the then market value.

     Clear Image, Inc. was organized as an Oklahoma corporation under the name "Image Analysis, Inc." on October 6, 1998. On May 15, 2003 it changed its name to Clear Image, Inc.

     Clear Image is a development stage company which has developed certain proprietary technology and patent pending for (i) differential coloring, by series, of MRI scans and (ii) auto-registration of the scan images. As a private company, however, faced with the substantial competition of the leaders in the field of MRI technology, Clear Image has had difficulty obtaining the necessary working capital to complete the development of commercial components of its technology. The Company, in acquiring control of Clear Image, believes that it can provide sufficient working capital to complete commercialization of certain aspects of Clear Image's technology to the point of supporting some licensing or joint venture relationship financially adequate to permit Clear Image to complete the development of the remaining aspects of its technology. There is no assurance that the Company will be successful in raising the working capital necessary to complete the technology, that the technology will be commercially viable, approved by the FDA, or that the Color MRI technology will be accepted in the marketplace. See "RISK FACTORS".

     Since its formation, Clear Image's principal business has been to develop and commercialize color MRI technology - "MRI" referring to "Magnetic Resonance Imaging" equipment. Magnetic Resonance Imaging is a widely used imaging system that safely creates many different and detailed views of selected portions of the internal anatomy. A MRI scanner is a large tunnel- shaped machine that will accommodate an adult lying down. Within the MRI scanner is a large magnet which directs harmless radio signals around sections of the body. When these signals pass through the body, they resonate; that is, release a signal. The released signals are picked up by a receiver inside the MRI scanner and then sent to a computer. The computer analyzes the signals and converts them to a visual image that is displayed on a viewing monitor and then printed on special film. The images produced by the scanner are gray-scale images similar to an x-ray. These gray-scale images can be difficult and time consuming to "read". A radiologist "reads" these images on film by comparing the different scans of each tissue slice, sometimes evaluating one hundred to three hundred individual gray images to obtain a diagnosis. The successful diagnosis of a condition, using MRI, depends not only on the ability of the radiologist to detect the subtle differences in shades of gray, but also the radiologist's ability to compare visually the vast number of images.

     Clear Image is engaged in the development of technology which can segmentate and reference MRI images. By "segmenting" an image, the Company's technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in 3 dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By "referencing" the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF (see "RISK FACTORS" RISKS RELATED TO CLEAR
IMAGE AND THE COLOR MRI TECHNOLOGY.). In addition, Clear Image owns four (4) separate patent applications, filed June 15, 2006 which were assigned over by Clear Image's consultant, Richard Theriault. Clear Image, Inc.'s President is Thomas O'Brien, who is also a director of the Company. Mr. O'Brien, age 60, has more than twenty years of general management experience in the medical device field. He has special expertise in domestic and international sales, marketing and distribution of high technology medical systems and services, having held executive positions with companies such as Pfizer, Toshiba and Johnson&Johnson-owned Technicare Corporation. Mr. O'Brien also serves as a director of Clear Image. Rondald Wheet, President and a director of the Company, age 41, is Vice-President and Secretary of Clear Image and serves as a director.

     Because our planned products are in various stages of development, we have no revenue. Our efforts to date have been funded almost entirely through sales of our common stock. We require substantial additional capital to complete the development of, to obtain approvals for and to begin commercializing the RevVac retractable safety syringe and the Clear Image color MRI software. There is no assurance that such capital will be available to us when needed, on acceptable terms, or at all. There is no assurance that our planned products will be commercially viable. Our present and future collaborative partners may require significant amounts of time to complete product design, develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our planned products will also require FDA approval before they can be sold in the United States and similar approvals from foreign countries where our products may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval. It could be years, if ever, before our planned products are sold in the United States or anywhere else in the world. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

STATUS  OF  PLANNED  PRODUCTS
     The company has been working towards 510K FDA submission for its RevVac safety syringe for the past several months. Its first goal is to complete and file this submission for all sizes of its safety syringe including 1cc, 3cc, 5cc, and 10cc with the FDA. Rev Med has hired and announced the two companies that are handling the submittal and the lab testing: Strategic Product Development and Son Medical. This syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on are website at www.revolutionsmedical.com. The company also believes that with the help of
    --------------------------
government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

     With the recent completion of Clear Image Acquisition Corp, Revolutions Medical now controls exciting new software for MRI's and PACS. After securing this break through technology, Rev Med's second goal is to have test sites using this new software. Revolutions Medical will then be able to introduce this product to the imaging industry at the RSNA show in Chicago this fall. Revolutions Medical believes its software will enable doctors to see MRI images in color and 3D using automatic segmentation. These tools should help in quicker, more reliable diagnosis which will lower expenses and reduce time. The imaging market is in the billions and growing. Revolutions Medical believes that it will continue to grow as more and more uses are found for the MRI segment of this market. A video of this new software can also be found on our company's website.

LIQUIDITY,  CAPITAL  RESOURCES  AND  CASH  REQUIREMENTS
     The following discussion of our cash requirements and liquidity and resources contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect," "plan," "anticipate," "believe," "estimate," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors; including, our ability to obtain financing when needed. A discussion of these risks and uncertainties can be found under the heading "RISK FACTORS" and elsewhere in this report. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

     CASH  REQUIREMENTS
     ------------------
     As of March 31, 2007, the Company had no cash. The Company has not had and continues to not have sufficient cash to pay present obligations as they become due. The Company is searching for additional financing to generate the liquidity necessary to continue its operations. The Company requires an estimated $4.5 million in capital over the next twelve months, $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe product development, $1.0 of which is for manufacturing of safety syringes if FDA approval is obtained, and $1.0 for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------
     Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 16,321,760 shares were issued and outstanding as of March 31, 2007. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
     During the three months ended March 31, 2007, we incurred approximately $10,000 in development expenses related to our retractable safety syringe. Our general and administrative expenses consisted mainly of non-cash charges, including approximately $43,750 for accrued salaries and payments due pursuant to employment of consulting agreements, $9,487 for accrued interest, $200,000 for consulting services that were paid with 500,000 shares of Company common stock and $12,500 of legal services paid with 25,000 shares of Company common stock. See "Notes to Financial Statements."

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

RISKS RELATED TO CLEAR IMAGE AND THE COLOR MRI TECHNOLOGY.
     There are numerous risks surrounding Clear Image, including but not limited to the following. Although Clear Image was organized in October, 1998 and has been in existence for approximately eight years, it has a limited operating history and remains a development stage company. Clear Image has suffered due to under-capitalization and lack of working capital and its auditors have stated in their opinions that, since the corporation is a development stage company with insufficient revenues to fund development and operating expenses, there is "substantial doubt about its ability to continue as a going concern". Clear Image has had annual losses since its inception and will continue to incur losses until it completes product development, of which there is no assurance. Clear Image acquired an exclusive license relating to the color MRI technology from the University of South Florida Research Foundation ("USFRF"). The license required that the licensee use its "best efforts" to develop the technology, although that term is undefined. On August 1, 2002 USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts". Clear Image disputes that and believes that USFRF cannot terminate the license. The dispute is unresolved; Clear Image has withheld the royalty payments due, although they have been accrued as liabilities. At this point in time, Clear Image believes that its products do not rely on the license; however, the legal implications are uncertain and termination of the license could materially adversely affect the business and revenues of Clear Image. Other companies are working on similar technologies. How such technologies, if completed, will compare to the Company's, what the comparative pricing and terms of use will be, and what the relative market acceptances will be, is uncertain. It is highly probable that Clear Image will need to enter into one or more joint ventures or similar arrangement with a company in the MRI field which can offer both financial and marketing support. Whether such an arrangement can be developed is uncertain. It is most likely that Clear Image will need to enter into licensing arrangements, for sub-portions of its technology as those are ready for commercialization, but whether such licenses will be taken, and the terms of them, are uncertainties. Other risks related to Clear Image may be discussed in "RISK FACTORS" contained elsewhere in this report.

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

IF WE ARE UNABLE TO PROTECT OUR PLANNED PRODUCTS, OR TO AVOID INFRINGING ON THE RIGHTS OF OTHERS, OUR ABILITY TO COMPETE WILL BE IMPAIRED.
Patent  Applications  for  the  Company's  Retractable  Safety  Needle  Devices
-------------------------------------------------------------------------------
     Although the Company owns a patent published January 2006 and a patent application was filed by the Globe/RevMed Joint Venture in September 2005 for the RevVac safety syringe, there is no assurance that a patent will issue, that further patent protections will be sought or secured, or that any present patents will provide the Company with protections. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

Clear  Image  Patent  Applications  and  License  to  Color  MRI  Technology
----------------------------------------------------------------------------
     Clear Image acquired an exclusive license relating to the color MRI technology from the University of South Florida Research Foundation ("USFRF"). The license required that the licensee use its "best efforts" to develop the technology, although that term is undefined. On August 1, 2002 USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts". Clear Image disputes that and believes that USFRF cannot terminate the license. The dispute is unresolved; Clear Image has withheld the royalty payments due, although they have been accrued as liabilities. At this point in time, Clear Image believes that its products do not rely on the license; however, the legal implications are uncertain and termination of the license could materially adversely affect the business and revenues of Clear Image. In addition, Clear Image owns four (4) separate patent applications, filed June 15, 2006, which were assigned over by Clear Image's consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

     It is most likely that Clear Image will need to enter into licensing arrangements, for sub- portions of its technology as those are ready for commercialization, but whether such licenses will be taken, and the terms of them, are uncertainties.

General Risks Related to Intellectual Property
----------------------------------------------
     The Company does not yet have patent protection for some of its planned products and there is no assurance that such patent protections will be sought or secured. We do not have foreign patent protection for any of our planned products. There is no assurance that we will have the financial resources to apply for U.S. or foreign patent protections, that such U.S. or foreign patent protections will be available to us or if available, that they will result in any meaningful protection for our planned products. Even if we are successful in obtaining patent protection, whether in the U.S. or abroad, it may not afford protection against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate our technology.

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

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS AND WARRANTS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE AND BY THE COMMON STOCK WE HAVE ISSUED OR WILL ISSUE IN THE FUTURE.
     On April 24, 2007, the Company registered 20,000,000 shares of its common stock reserved under its 2007 Stock Option Plan. The Company plans to grant a substantial portion of these reserved shares to its officers and directors. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of May 15, 2007, we had a total of 563,162 options and warrants outstanding, which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which 94,000 were exercisable) and warrants to purchase up to 453,162 shares of common stock at exercise prices ranging from $0.02 to $5.00 per share (all of which were exercisable). All of the options and 107,500 of the warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

     From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the quarter ended March 31, 2007, the Company issued 525,000 shares for services. In addition, the Company issued 8,273,788 shares of its common stock for the

Color MRI Technology. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     On April 24, 2007, the Company registered 20,000,000 shares of its common stock reserved under its 2007 Stock Option Plan. The Company plans to grant a substantial portion of these reserved shares to its officers and directors. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of May 15, 2007, we had 250,000,000 shares authorized and 16,321,760 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

BECAUSE WE HAVE LIMITED EXPERIENCE IN THE MEDICAL DEVICE INDUSTRY AND OUR OFFICER AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, OUR BUSINESS MAY TAKE LONGER TO DEVELOP, WHICH COULD ADVERSELY AFFECT OUR FUTURE PROSPECTS.
     We have had limited experience in the medical device industry. In addition, our officer and directors may be involved in a range of business activities that are not related to our business. Consequently, there are potential conflicts in the amount of time he can devote to our business. Not more than 50% of his time will be devoted to RMCP's activities. Consequently, our business may take longer to develop, which could adversely affect our future prospects.

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

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  FUTURE  LOSSES
     We have had annual losses since our inception in 1986. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of March 31, 2007, we had accumulated a deficit of approximately $(15,053,364). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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

                            PART II-OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. ("Globe") to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company's causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company's Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007. The Company anticipates that the District Court of Harris County, Texas will set a hearing date to determine damages in the near future. There is no assurance that damages will be awarded to or recovered by the Company.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
     On March 26, 2007, to acquire the assets of Clear Image Acquisition Corporation, the Company issued 8,273,788 shares of its Common StockThese securities were issued in a private placement, pursuant to Section 4(2) of the Securities Act, all of such participants being "accredited investors".

     Equity transactions for the three months ended March 31, 2007 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 6. "Equity Transactions."

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits

          31.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports  on  Form  8-K

          On January 30, 2007, the Company filed a Form 8-K regarding the Plan & Agreement of Reorganization with Clear Image Acquisition Corp.

          On March 28, 2007, the Company filed a Form 8-K regarding the completion of the Acquisition of Clear Image Acquisition Corp. and the issuance of 8,273,788 shares of Company common stock.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 REVOLUTIONS  MEDICAL  CORPORATION


                                 /s/  RONDALD  L.  WHEET
                                 -----------------------
                                 Rondald  L.  Wheet
                                 Chief  Executive  Officer

Date:  May  21,  2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ RONDALD L.WHEET      Chief Executive Officer and Director      May 21, 2007
----------------------
Rondald L. Wheet         (Principal Executive Officer and
                         Principal Accounting  Officer)


/s/ DR. THOMAS BEAHM     Director                                  May 21, 2007
----------------------
Dr. Thomas Beahm

/s/ THOMAS O'BRIEN       Director                                  May 21, 2007
----------------------
Thomas  O'Brien