Form 10QSB
period 2007-06-30
Revolutions Medical CORP
filed 2007-08-20
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

            For the Transition Period from ___________ to____________


                        Commission File Number:  0-28629
                                                 -------


                         REVOLUTIONS MEDICAL CORPORATION
                 (Name of Small Business Issuer in its charter)

                 NEVADA                            73-1526138
     ------------------------------       ----------------------------
    (State or other jurisdiction of         (IRS Employer I.D. No.)
    incorporation or organization)


                             2073 SHELL RING CIRCLE
                             MT. PLEASANT, SC  29466
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

Yes  [X]     No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 17,038,422 shares of Common Stock, $0.001 par value, outstanding as of August 20, 2007.

                           PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           INDEX TO FINANCIAL STATEMENTS


Balance Sheet at June 30, 2007 (Unaudited)  . . . . . . . . . . . . . . . . . . . 3

Statements of Operations For The Period From Inception (August 16, 1996)
to June 30, 2007 and For The Three Months and Six Months Ended
June 30, 2007 and 2006 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . 4

Statements of Cash Flows For The Period From Inception (August 16, 1996)
to June 30, 2007 and For The Six months Ended June 30, 2007 and 2006 (Unaudited)  5

Notes to Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . 7

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 June 30, 2007
                                  (Unaudited)

                                    ASSETS
CURRENT ASSETS
Cash                                                                       $        967

COLOR MRI TECHNOLOGY                                                          3,309,515
                                                                           -------------

TOTAL ASSETS                                                               $  3,310,482
                                                                           =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   $    219,462
Accrued Salaries                                                              1,080,652
Notes Payable and Accrued Interest                                              283,322
                                                                           -------------
  Total current liabilities                                                   1,583,436
                                                                           -------------

    Total liabilities                                                         1,583,436
                                                                           -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding            1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 16,692,760 shares issued and outstanding        16,692
Paid in capital                                                              17,055,598
Deficit accumulated during the development stage                            (15,346,244)
                                                                           -------------
  Total shareholders' deficiency                                              1,727,046
                                                                           -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                             $  3,310,482
                                                                           =============


The accompanying notes are an integral part of the interim financial statements

                             REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                          (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                            From Inception (August 16, 1996) Through June 30, 2007 and
                         For The Three Months and Six Months Ended June 30, 2007 and 2006


                               FROM INCEPTION
                                  (AUGUST 16,
                                        1996)     THREE MONTHS     THREE MONTHS       SIX MONTHS       SIX MONTHS
                                      THROUGH            ENDED            ENDED            ENDED            ENDED
                                JUNE 30, 2007    JUNE 30, 2007    JUNE 30, 2006    JUNE 30, 2007    JUNE 30, 2006
                             ------------------------------------------------------------------------------------

Investment Income            $       170,753   $            -   $            -   $            -   $            -
Other Income                           3,857                -                -                -                -
                             ------------------------------------------------------------------------------------
                                     174,610                -                -                                 -
                             ------------------------------------------------------------------------------------

EXPENSES
Research and development           1,982,031          101,045           10,000          111,045           39,000
General and administrative        13,377,749          182,349          144,944          488,679          323,099
                             ------------------------------------------------------------------------------------
  Total operating expenses        15,359,780          283,394          154,944          599,724          362,099
                             ------------------------------------------------------------------------------------

Operating loss                   (15,185,170)        (283,394)        (154,944)        (599,724)        (362,099)
                             ------------------------------------------------------------------------------------

Interest income                       17,276                -                -                -
                             ------------------------------------------------------------------------------------

Interest expense                     103,609            9,487            9,487           18,975           15,992
                             ------------------------------------------------------------------------------------

Loss on disposal of assets              (794)               -                -                -                -
                             ------------------------------------------------------------------------------------

Depreciation and
  amortization                        75,536                -                -                -                -
                             ------------------------------------------------------------------------------------

Net loss from operations     $   (15,346,245)  $     (292,881)  $     (164,431)  $     (618,699)  $     (378,091)
                             ====================================================================================

Weighted average shares
  outstanding                     43,107,333       12,271,287        7,126,392       16,531,627        6,918,648
                             ====================================================================================

Net loss per share (Note 1)  $         (0.36)  $        (0.02)  $        (0.02)  $        (0.04)  $        (0.05)
                             ====================================================================================


 The accompanying notes are an integral part of the interim financial statements

                              REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                            From Inception (August 16, 1996) Through June 30, 2007 and
                                  For The Six Months Ended June 30, 2007 and 2006


                                                                 FROM INCEPTION
                                                                    (AUGUST 16,
                                                                  1996) THROUGH          SIX MONTHS ENDED
                                                                  JUNE 30, 2007    JUNE 30, 2007    JUNE 30, 2006
                                                                 -------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                         $  (15,346,244)  $     (618,699)  $     (213,660)
Plus non-cash charges to earnings:
  Depreciation and amortization                                          75,525                -                -
  Common stock issued for services                                    3,569,908          212,500           97,500
  Preferred Stock issued for services                                    20,000                -                -
  Expenses paid by third parties                                         57,134                -                -
  Contribution of services by officer and employees                     799,154                -                -
  Services by officer and employees paid for
    with non-cash consideration                                         167,500                -                -
  Compensation cost for option price reduction                           50,000                -                -
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                               1,775,577                -                -
  Allowance for doubtful accounts                                        50,900                -                -
  Write-off of Notes Receivable                                          14,636                -                -
  Write-off of organizational costs                                       3,196                -                -
  Write-off of zero value investments                                   785,418                -                -
  Write-off of leasehold improvements and computer equipment              2,006                -                -
  Compensation costs for stock options and warrants
    granted to non-employees                                          1,205,015                -                -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties               (68,900)               -                -
  (Increase) decrease in other receivables                             (176,577)               -                -
  Increase (decrease) in accrued salaries and consulting                855,600          139,500           63,750
  Increase (decrease) in accrued interest                                72,488           18,975            6,505
  Increase (decrease) in accounts payable and accrued liabilities     1,076,010              435           15,272
                                                                 -------------------------------------------------
    Total operating activities                                       (5,011,654)        (247,289)         (30,633)
                                                                 -------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                   (67,042)               -                -
Investment in syringe patent development                                (10,000)               -                -
Investment in Ives Health Company                                      (251,997)               -                -
Investment in The Health Club                                           (10,000)               -                -
                                                                 -------------------------------------------------
    Total investing activities                                         (339,039)               -                -
                                                                 -------------------------------------------------

(STATEMENTS OF CASH FLOWS CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of the interim financial statements

                         REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                      (A Development Stage Company)

                                         STATEMENTS OF CASH FLOWS
                        From Inception (August 16, 1996) Through June 30, 2007 and
                            For The Three Months Ended June 30, 2007 and 2006


(CONTINUED FROM PREVIOUS NEXT PAGE)

                                                        From Inception
                                                           (August 16,
                                                         1996) THROUGH          SIX MONTHS ENDED
                                                         JUNE 30, 2007    JUNE 30, 2007    JUNE 30, 2006
                                                        -------------------------------------------------
FINANCING ACTIVITIES
Loans from shareholders                                         13,907                -                -
Repayment of loans from shareholders                            (8,005)               -                `
Repayments of Promissory Notes                                 190,754                -                -
Common stock subscribed                                         34,000                -           29,000
Sale of preferred stock for cash:                               (1,000)               -                -
Sale of common stock for cash:                                                        -                -
  To third-party investors (prior to merger)                   574,477                -                -
  To third-party investors                                   3,470,045          244,000
  From exercise of stock options                               924,800                -                -
  Less:  Issue Costs                                          (102,318)               -                -
Convertible debentures issued for cash                         355,000                -                -
Payment of exclusive license note payable                     (100,000)               -                -
                                                        -------------------------------------------------
    Total financing activities                               5,351,660          244,000           29,000
                                                        -------------------------------------------------

Change in cash                                                     967           (3,289)          (1,633)
Cash at beginning of period                                          -            4,256            2,380
                                                        -------------------------------------------------

Cash at end of period                                   $          967   $          967   $          747
                                                        =================================================

Supplemental disclosure of cash flow information:
  Cash paid for interest and taxes during the period            29,084                -                -
                                                        -------------------------------------------------

Non-cash financing and investing activities:
  Acquisition of Color MRI Technology                        3,309,515        3,309,515                -
  Investment in Globe Joint Venture                            637,566                -                -
  Common stock issued to founders                                7,000                -                -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                  300                -                -
  Common stock issued in Ives merger                           346,262                -                -
  Common stock subscriptions                                    69,800                -                -
  Capitalized compensation cost for options granted          1,487,700                -                -
  Common stock issued in exchange for promissory note          676,500                -                -
  Common stock issued for payment of debt                       82,888                -                -
  Common stock issued for convertible debentures               190,660                -                -
  Common stock issued for services                             471,663                -                -
  Common stock issued to pay Ives debt                          27,000                -                -


The accompanying notes are an integral part of the interim financial statements

             REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  and  Nature  of  Operations
-----------------------------------------
     Revolutions Medical Corporation (formerly Maxxon, Inc.)., a Nevada corporation, ("RMC" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. The Company has acquired a Color MRI technology that is in development. The Company has no products for sale at this time.

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

     The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

     In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle, including all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods' financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward, without change, the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In March 2006, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 156, Accounting for Servicing of Financial Assets (SFAS
156), which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. The provisions of SFAS No. 156 are effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS 156 to have a material effect on its financial statements and related disclosures.

     In  June  2006,  the  Financial  Accounting  Standards  Board  issued  FASB
Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements and related disclosures.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements " (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial condition and results of operations.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is currently assessing the impact of adopting SFAS 158 on our financial statements.

NOTE  2  -     UNCERTAINTIES

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(15,346,244) for the period from inception (August 16, 1996) to June 30, 2007. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


NOTE  4  -     OTHER  COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreement  with  Rondald  Wheet,  CEO
     -------------------------------------------------
     Effective March 16, 2005, the Company and Mr. Wheet entered into a two year employment agreement. The agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. As of June 30, 2007, the Company owed Mr. Wheet $172,024 pursuant to his employment agreement, of which $37,500 was accrued and $31,250 was paid during the quarter ended June 30, 2007. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The agreement automatically renews and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Mutual  Release  and  Settlement  Agreement  With  Former  CEO
--------------------------------------------------------------
     On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and a warrant to purchase up to 645,662 shares of common stock at $0.02 per share (after the 1 for 20 reverse stock split on January 23, 2007) on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2006. As of June 30, 2007, the Company had accrued interest payable of approximately $73,000. During 2006, the warrant was partially exercised to purchase 300,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000. As of June 30, 2007, the warrant to purchase up to 345,662 shares of common stock at $0.02 per share on or before April 14, 2010 was still outstanding. Subsequent to June 30, 2007, the warrant was exercised in full.

Amounts  Due  Pursuant  to  Employment  and  Consulting  Agreements
-------------------------------------------------------------------
     The Company has accrued approximately $844,128 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

Clear Image Patent Applications and License to Color MRI Technology
-------------------------------------------------------------------
     Clear Image acquired an exclusive license relating to the color MRI technology from the University of South Florida Research Foundation ("USFRF"). The license required that the licensee use its "best efforts" to develop the technology, although that term is undefined. On August 1, 2002 USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts". Clear Image disputes that and believes that USFRF cannot terminate the license. The dispute is unresolved;

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

Legal  Action  Against  Former  Joint  Venture  Partner
-------------------------------------------------------
     On November 3, 2005, the Company and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. In connection with the agreement, the Company issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares common stock and options that were issued to Globe pursuant to the agreement. On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company's causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company's Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe. Although the Company plans to pursue collection, it is unlikely that any amount of the damages awarded will ever be collected. There is no assurance that Globe will not appeal the judgment.

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

COMMON STOCK TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

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

     During the three months ended June 30, 2007, the Company issued 371,000 shares of its restricted common stock at $0.50 per share for cash.

NOTE  6  -     STOCK  OPTIONS  AND  WARRANTS  OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at June 30, 2007:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                                  EXERCISE
                                            OPTIONS     WARRANTS         TOTAL       PRICE
                                         -------------------------------------------------
     Balance at December 31, 2006         2,200,000    9,063,239    11,263,239   $   0.250
     Effect of Reverse Split (1 for 20)  (2,090,000)  (8,610,077)  (10,700,077)
     Granted                                      0            0             0
     Exercised                                    0            0             0
     Expired/Forfeited                            0            0             0
                                         --------------------------------------
     BALANCE AT JUNE 30, 2007               110,000      453,162       563,162   $    2.04
                                         ======================================

                               OPTIONS & WARRANTS OUTSTANDING                   EXERCISABLE
                         ---------------------------------------------          -----------
                                           Weighted
                                            Average                                       Weighted
                                 Number   Remaining           Weighted          Number     Average
     Range of Exercise   Outstanding at Contractual   Average Exercise  Exercisable at    Exercise
     Price                June 30, 2007        Life              Price   June 30, 2007       Price
     ---------------------------------------------------------------------------------------------

     OPTIONS
     1.00                       55,000         5.84  $            1.00          55,000  $    1.00
     10.00                      55,000         1.74  $           10.00          39,000  $   10.00
                         --------------                                  --------------
                               110,000                                          94,000
                         --------------                                  --------------
     WARRANTS
     0.02                      345,662   3.04 years  $            0.02         345,662  $    0.02
     5.00                      107,500   0.75 years  $            5.00         107,500  $    5.00
                         --------------                                  --------------
                               453,162                                          453,162
                         --------------                                  --------------


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

     During the three months ended June 30, 2007, the Company accrued $64,500 of salary payments due to Tom O'Brien, a director, for his service as president of Clear Image, Inc. Mr. O'Brien's monthly salary is $15,000.

NOTE  8  -     SUBSEQUENT  EVENT

     On July 11, 2007 and August 3, 2007, the Company issued 100,000 shares and 200,000 shares of its common stock, respectively, for services. On August 7, 2007, a warrant to purchase 345,662 shares was exercised.

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

     Clear Image is engaged in the development of technology which can segmentate and reference MRI images. By "segmenting" an image, the Company's technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in 3 dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By "referencing" the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF (see "RISK FACTORS" RISKS RELATED TO CLEAR
IMAGE AND THE COLOR MRI TECHNOLOGY.). In addition, Clear Image owns four (4) separate patent applications, filed June 15, 2006 which were assigned over by Clear Image's consultant, Richard Theriault. Clear Image, Inc.'s President is Thomas O'Brien, who is also a director of the Company. Mr. O'Brien, age 60, has more than twenty years of general management experience in the medical device field. He has special expertise in domestic and international sales, marketing and distribution of high technology medical systems and services, having held executive positions with companies such as Pfizer, Toshiba and Johnson & Johnson-owned Technicare Corporation. Mr. O'Brien also serves as a director of Clear Image. Rondald Wheet, President and a director of the Company, age 41, is Vice-President and Secretary of Clear Image and serves as a director.

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

     CASH  REQUIREMENTS
     ------------------
     As of June 30, 2007, the Company had minimal cash. The Company has not had and continues to not have sufficient cash to pay present obligations as they become due. The Company is searching for additional financing to generate the liquidity necessary to continue its operations. The Company requires an estimated $4.5 million in capital over the next twelve months, $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe product development, $1.0 of which is for manufacturing of safety syringes if FDA approval is obtained, and $1.0 for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

     LIQUIDITY  AND  CAPITAL  RESOURCES
     ----------------------------------
     Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 17,038,422 shares were issued and outstanding as of August 20, 2007. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

     During the six months ended June 30, 2007, we incurred approximately $111,000 in development expenses of which $30,000 was related to the safety syringe and $80,000 was related to the Color MRI Technology. Our general and administrative expenses of $488,000 included non-cash charges approximately $139,500 for accrued salaries and payments due pursuant to employment of consulting agreements and $212,500 of legal and consulting services paid for with 525,000 shares of common stock. See "Notes to Financial Statements."

     During the six months ended June 30, 2006, we incurred approximately $39,000 in development expenses related to our retractable safety syringe. Our general and administrative expenses consisted mainly of non-cash charges including approximately $125,000 for accrued salaries, $107,500 for consulting agreements that were paid with shares of Company common stock, $50,000 for additional compensation cost from the reduction of the exercise price of 2,000,000 options from $0.05 per share to $0.025 per share, and $30,000 for accrued rent.


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

Clear  Image Patent  Applications and  License  to  Color  MRI  Technology
--------------------------------------------------------------------------
     Clear Image acquired an exclusive license relating to the color MRI technology from the University of South Florida Research Foundation ("USFRF"). The license required that the licensee use its "best efforts" to develop the technology, although that term is undefined. On August 1, 2002 USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts". Clear Image disputes that and believes that USFRF cannot terminate the license. The dispute is unresolved; Clear Image has withheld the royalty payments due, although they have been accrued as liabilities. At this point in time, Clear Image believes that its products do not rely on the license; however, the legal implications are uncertain and termination of the license could materially adversely affect the business and revenues of Clear Image. In addition, Clear Image owns four (4) separate patent applications, filed June 15, 2006, which were assigned over by Clear Image's consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

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

BECAUSE  WE  DEPEND  ON  A  SINGLE  TECHNOLOGY,  WE  ARE  VULNERABLE TO SUPERIOR
COMPETING PRODUCTS OR NEW TECHNOLOGIES THAT COULD MAKE OUR RETRACTABLE SAFETY NEEDLE DEVICES OR OUR COLOR MRI TECHNOLOGY OBSOLETE
     Because we have a narrow focus on a particular product and technology (e.g. retractable safety syringe and color MRI technology), we are vulnerable to the development of superior competing products and to changes in technology which could eliminate or reduce the need for our products. If a superior technology is created, the demand for our product could greatly diminish causing our commercialization efforts and future prospects to be materially adversely affected.

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

     As of the date of this report, we had a total of 217,500 options and warrants outstanding, which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which 94,000 were exercisable) and warrants to purchase up to 107,500 shares of common stock at an exercise price of $5.00 per share (all of which were exercisable). All of the options and 107,500 of the warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

     From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During the three months ended March 31, 2007, the Company issued 525,000 shares for services and subsequent to June 30, 2007, the Company issued 300,000 shares for services. During the three months ended March 31, 2007, the Company issued 8,273,788 shares of its common stock for the Color MRI Technology. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of the date of this report, we had 250,000,000 shares authorized and 17,038,422 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  FUTURE  LOSSES
     We have had annual losses since our inception in 1986. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of June 30, 2007, we had accumulated a deficit of approximately $(15,346,244). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Equity transactions for the six months ended June 30, 2007 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 6. "Equity Transactions."

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


                                   REVOLUTIONS  MEDICAL  CORPORATION


                                   /s/  RONDALD L. WHEET
                                   ---------------------
                                   Rondald L. Wheet
                                   Chief Executive Officer

Date:  August 20, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ RONDALD L. WHEET  Chief Executive Officer and Director       August 20, 2007
--------------------  (Principal Executive Officer and Principal
Rondald L. Wheet      Accounting Officer)

/s/ DR. THOMAS BEAHM  Director                                   August 20, 2007
--------------------
Dr. Thomas Beahm

/s/ THOMAS O'BRIEN    Director                                   August 20, 2007
--------------------
Thomas O'Brien