Form 10QSB/A
period 2007-03-31
Revolutions Medical CORP
filed 2007-12-07
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/
                                 AMENDMENT NO. 1


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

                                EXPLANATORY NOTE

     On the cover page, the Company has added language to indicate that it is not a shell company.

     The Company hereby amends its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 (the "Quarterly Report"), in order to revise its consolidated financial statements and certain notes thereto after a review of its purchased research and development indicated no alternative uses. As a result, the Company has expensed the purchased research and development in accordance with SFAS No. 2. Revision marks indicate changes to the Quarterly Report.

     Except as described above, this Amendment No. 1 does not include any other revisions to the Quarterly Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to the filing date of the Quarterly Report.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheet at March 31, 2007 (Unaudited)                                   4

Consolidated Statements of Operations For The Period From Inception (August 16, 1996) to
March 31, 2007 And For The Three Months Ended March 31, 2007 and 2006 (Unaudited)          5

Consolidated Statements of Cash Flows For The Period From Inception (August 16, 1996) to
March 31, 2007 And For The Three months Ended March 31, 2007 and 2006 (Unaudited)          6

Notes to Consolidated Financial Statements (Unaudited)                                     8

                 REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
Cash                                                                        $      5,079

Goodwill                                                                    $     23,276
                                                                            -------------

TOTAL ASSETS                                                                $     28,355
                                                                            =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    $    236,351
Accrued Salaries                                                            $  1,007,403
Notes Payable and Accrued Interest                                          $    273,834
                                                                            -------------
  Total current liabilities                                                    1,517,588
                                                                            -------------

    Total liabilities                                                          1,517,588
                                                                            -------------

MINORITY INTEREST                                                           $    (14,145)

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding      $      1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 16,321,760 shares issued and outstanding   $     16,322
Paid in capital                                                             $ 16,870,469
Deficit accumulated during the development stage                            $(18,362,879)
                                                                            -------------
  Total shareholders' deficiency                                              (1,475,088)
                                                                            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $     28,355
                                                                            =============

The accompanying notes are an integral part of the interim financial statements

                                REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                                         (A Development Stage Company)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          From Inception (August 16, 1996) Through March 31, 2007 and
                              For The Three Months Ended March 31, 2007 and 2006
                                                  (UNAUDITED)


                                                      FROM INCEPTION
                                                         (AUGUST 16,
                                                       1996) THROUGH    THREE MONTHS ENDED    THREE MONTHS ENDED
                                                      MARCH 31, 2007        MARCH 31, 2007        MARCH 31, 2006
                                                     ------------------------------------------------------------

Investment Income                                    $       170,753   $                 -                     -
Other Income                                                   3,857                     -                     -
                                                     ------------------------------------------------------------
                                                             174,610                     -                     -
                                                     ------------------------------------------------------------

EXPENSES
Research and development                                   1,880,986                10,000                29,000
Purchased R&D- Clear Image transaction (See Note 3)        3,309,515             3,309,515                     -
General and administrative                                13,195,401               306,331               178,155
                                                     ------------------------------------------------------------
  Total operating expenses                                18,385,902             3,625,846               207,155
                                                     ------------------------------------------------------------

Operating loss                                           (18,211,292)           (3,625,846)             (207,155)
                                                     ------------------------------------------------------------

Interest income                                               17,276                     -                     -
                                                     ------------------------------------------------------------

Interest expense                                              94,121                 9,487                 6,505
                                                     ------------------------------------------------------------

Loss on disposal of assets                                      (794)                    -                     -
                                                     ------------------------------------------------------------

Depreciation and amortization                                 75,536                     0                     0
                                                     ------------------------------------------------------------

Net loss from operations                             $   (18,362,879)  $        (3,635,333)  $          (213,660)
                                                     ============================================================

Weighted average shares outstanding                       43,753,844             7,450,750             6,568,793
                                                     ------------------------------------------------------------

Net loss per share (Note 1)                          $         (0.42)  $             (0.49)  $             (0.03)
                                                     ============================================================

The accompanying notes are an integral part of the interim financial statements

                                REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                                         (A Development Stage Company)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          From Inception (August 16, 1996) Through March 31, 2007 and
                              For The Three Months Ended March 31, 2007 and 2006
                                                  (UNAUDITED)

                                                                      FROM INCEPTION
                                                                         (AUGUST 16,
                                                                       1996) THROUGH               THREE MONTHS ENDED
                                                                      MARCH 31, 2007         MARCH 31, 2007    MARCH 31, 2006
                                                                     --------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                             $   (18,362,879)  $        (3,635,333)  $      (213,660)
Plus non-cash charges to earnings:
  Depreciation and amortization                                               75,525                     -                 -
  Purchased R&D- Clear Image (See Note 3)                                  3,309,515             3,309,515
  Common stock issued for services                                         3,569,908               212,500            97,500
  Preferred Stock issued for services                                         20,000                     -                 -
  Expenses paid by third parties                                              57,134                     -                 -
  Contribution of services by officer and employees                          799,154                     -                 -
  Services by officer and employees paid for
    with non-cash consideration                                              167,500                     -
  Compensation cost for option price reduction                                50,000                     -
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                    1,775,577                     -                 -
  Allowance for doubtful accounts                                             50,900                     -                 -
  Write-off of Notes Receivable                                               14,636                     -
  Write-off of organizational costs                                            3,196                     -                 -
  Write-off of zero value investments                                        785,418                     -                 -
  Write-off of leasehold improvements and computer equipment                   2,006                     -                 -
  Compensation costs for stock options and warrants
    granted to non-employees                                               1,205,015                     -                 -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                    (68,900)                    -
  (Increase) decrease in other receivables                                  (176,577)                    -
  (Increase) decrease in goodwill                                            (23,275)              (23,275)
  Increase (decrease) in accrued salaries and consulting                     782,351                66,251            63,750
  Increase (decrease) in accrued interest                                     63,000                 9,487             6,505
  Increase (decrease) in accounts payable and accrued liabilities          1,092,898                17,323            15,272
                                                                     --------------------------------------------------------
    Total operating activities                                            (4,807,898)              (43,532)          (30,633)
                                                                     --------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                        (67,042)                    -                 -
Investment in syringe patent development                                     (10,000)                    -                 -
Investment in Ives Health Company                                           (251,997)                    -                 -
Investment in The Health Club                                                (10,000)                    -                 -
                                                                     --------------------------------------------------------
    Total investing activities                                              (339,039)                    -                 -
                                                                     --------------------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                                       13,907                     -
Repayment of loans from shareholders                                          (8,005)                    -
Repayments of Promissory Notes                                               190,754                     -
Common stock subscribed                                                       34,000                     -            29,000


(STATEMENTS OF CASH FLOWS CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of the interim financial statements


                                REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                                         (A Development Stage Company)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          From Inception (August 16, 1996) Through March 31, 2007 and
                              For The Three Months Ended March 31, 2007 and 2006
                                                  (UNAUDITED)

(CONTINUED FROM PREVIOUS NEXT PAGE)


Sale of preferred stock for cash:                                             (1,000)                    -
Sale of common stock for cash:
  To third-party investors (prior to merger)                                 574,477                     -                 -
  To third-party investors                                                 3,284,545                58,500
  From exercise of stock options                                             924,800                     -
  Less:  Issue Costs                                                        (102,318)                    -                 -
Convertible debentures issued for cash                                       355,000                     -                 -
Payment of exclusive license note payable                                   (100,000)                    -                 -
                                                                     --------------------------------------------------------
    Total financing activities                                             5,166,160                58,500            29,000
                                                                     --------------------------------------------------------

MINORITY INTEREST                                                            (14,145)              (14,145)                0

Change in cash                                                                 5,079                   823            (1,633)
Cash at beginning of period                                                        -                 4,256             2,380
                                                                     --------------------------------------------------------

Cash at end of period                                                $         5,079   $             5,079   $           747
                                                                     ========================================================

Supplemental disclosure of cash flow information:
  Cash paid for interest and taxes during the period                          29,084                     -                 -
                                                                     --------------------------------------------------------

Non-cash financing and investing activities:
  Common stock issued in Clear Image transaction                           3,309,515             3,309,515
  Investment in Globe Joint Venture                                          637,566                     -
  Common stock issued to founders                                              7,000                     -                 -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                                300                     -                 -
  Common stock issued in Ives merger                                         346,262                     -                 -
  Common stock subscriptions                                                  69,800                     -                 -
  Capitalized compensation cost for options granted                        1,487,700                     -                 -
  Common stock issued in exchange for promissory note                        676,500                     -                 -
  Common stock issued for payment of debt                                     82,888                     -                 -
  Common stock issued for convertible debentures                             190,660                     -                 -
  Common stock issued for services                                           471,663                     -                 -
  Common stock issued to pay Ives debt                                        27,000                     -                 -

The accompanying notes are an integral part of the interim financial statements

                 REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)

NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis of Presentation
---------------------
     The accompanying interim consolidated financial statements of Revolutions Medical Corporation ("RevMed") and its 62.2% owned subsidiary Clear Image, Inc. ("Clear Image"), together referred to as the "Company" are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Organization  and  Nature  of  Operations
-----------------------------------------
     Revolutions Medical Corporation, a Nevada corporation, ("RevMed" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. RevMed owns 62.2% of the common stock of Clear Image, Inc., which is developing a color MRI technology. The Company has no products for sale at this time.

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

Stock-based  Compensation
-------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

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

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS No. 158"). Because the Company does not have a defined benefit pension and other postretirement plans, the Company does not expect SFAS No. 158 to have a material effect on its financial statements and related disclosures.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115 ("SFAS 159"). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and the Company is currently evaluating the impact of adoption on its financial position and results of operations. The Company does not expect to elect early adoption.


NOTE  2  -     UNCERTAINTIES

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative consolidated net loss of $(18,362,879) for the period from inception (August 16, 1996) to March 31, 2007. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  3  -     ACQUISITION  OF  CLEAR  IMAGE  ACQUISITION  CORP

     On March 26, 2007, RevMed completed the acquisition of Clear Image Acquisition Corporation ("Acquisition Corp.") in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc. ("Clear Image"), an Oklahoma corporation, in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. The sole asset of Acquisition Corp was a block of 9,824,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image's outstanding common stock. By acquiring
Acquisition Corp, RevMed has acquired control of Clear Image, Inc. as a partially-owned subsidiary.

     In determining the number of shares to be exchanged by RevMed for the shares of Clear Image shares held by Acquisition Corp., the Board based the transaction value on the funds expended by Clear Image for the color MRI technology in its then current state, using a value of Forty Cents ($.40) per share, which was the average market value when the acquisition agreement was signed in January, 2007. During the third quarter of 2007, it was determined that the accounting treatment for the transaction should be accounted for in accordance with FASB Interpretation No. 4. "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method" and Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs." which require research and development costs to be expensed if there are no alternative uses. Accordingly, the Company recorded goodwill of $23,274 and an expense of $3,309,515.

     The shareholders of Acquisition Corp. did not receive a larger portion of the voting rights in RevMed, the surviving company, because of RevMed's outstanding preferred stock (See Note 5. "Preferred Stock and Common Stock Transactions"), so the transaction did not require the use of recapitalization or reverse merger accounting. RevMed plans to pay the minimal costs of Acquisition Corp's liquidation and dissolution.

     Prior to RevMed's acquisition of Acquisition Corp., RevMed's officer and directors were directors and shareholders of Clear Image, Inc. and, along with other shareholders, contributed their Clear Image shares to Acquisition Corp. In connection with RevMed's acquisition of Acquisition Corp., Ron Wheet, RevMed's CEO and a Director, received 2,286,000 shares of RevMed restricted common stock; Dr. Beahm, a Director, received 1,599,125 shares of RevMed restricted common stock; and Mr. O'Brien, a Director, received 1,645,625 shares of RevMed restricted common stock.


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

Clear  ImagePatent  Applications and  License  to  Color  MRI  Technology
-------------------------------------------------------------------------
     Clear Image acquired an exclusive license relating to the color MRI technology from the University of South Florida Research Foundation ("USFRF"). The license required that the licensee use its "best efforts" to develop the technology, although that term is undefined. On August 1, 2002 USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts". Clear Image disputes that and believes that USFRF cannot terminate the license. The dispute is unresolved; Clear Image has withheld the royalty payments due, although they have been accrued as liabilities. At this point in time, Clear Image believes that its products do not rely on the license; however, the legal implications are uncertain and termination of the license could materially adversely affect the business and revenues of Clear Image. In addition, Clear Image owns four (4) separate patent applications, filed June 15, 2006, which were assigned over by Clear Image's consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

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


NOTE  6  -     STOCK  OPTIONS  AND  WARRANTS  OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at March 31, 2007:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                                            EXERCISE
                                       OPTIONS     WARRANTS         TOTAL      PRICE
                                    -------------------------------------------------
Balance at December 31, 2007         2,200,000    9,063,239    11,263,239   $   0.250
Effect of Reverse Split (1 for 20)  (2,090,000)  (8,610,077)  (10,700,077)
Granted                                      0            0             0
Exercised                                    0            0             0
Expired/Forfeited                            0            0             0
                                    --------------------------------------
BALANCE AT MARCH 31, 2007              110,000      453,162       563,162   $    2.04
                                    ======================================

                          OPTIONS & WARRANTS OUTSTANDING               EXERCISABLE
                    -----------------------------------------  -------------------------
                                       Weighted
                                        Average    Weighted                    Weighted
                            Number    Remaining     Average            Number   Average
Range of Exercise   Outstanding at  Contractual    Exercise    Exercisable at  Exercise
Price               March 31, 2007         Life       Price    March 31, 2007     Price
----------------------------------------------------------------------------------------
OPTIONS
$1.00                       55,000         5.84  $       1.00          55,000  $    1.00
$10.00                      55,000         1.74  $      10.00          39,000  $   10.00
                    --------------                             --------------
                           110,000                                     94,000
                    --------------                             --------------
WARRANTS
$0.02                      345,662   3.04 years  $       0.02         345,662  $    0.02
$5.00                      107,500   0.75 years  $       5.00         107,500  $    5.00
                    --------------                             --------------
                           453,162                                    453,162
                    --------------                             --------------


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

     On March 26, 2007, the Company completed the acquisition of the sole asset of Clear Image Acquisition Corporation ("Acquisition Corp") pursuant to the Plan and Agreement of Reorganization of January 26, 2007. See Note 3. "Acquisition of Clear Image Acquisition Corp" to the interim consolidated financial statements.

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

STATUS  OF  PLANNED  PRODUCTS
     The company has been working towards 510K FDA submission for its RevVac safety syringe for the past several months. Its first goal is to complete and file this submission for all sizes of its safety syringe including 1cc, 3cc, 5cc, and 10cc with the FDA. Rev Med has hired and announced the two companies that are handling the submittal and the lab testing: Strategic Product Development and Son Medical. This syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious  diseases.  You  may  view  a  video  of  the  syringe  in use on are website at www.revolutionsmedical.com. The company also believes that
                      --------------------------
with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

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

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

     During the three months ended March 31, 2007, we incurred approximately $10,000 in development expenses related to our retractable safety syringe. In connection with the Clear Image transaction, we recorded as an expense approximately $3,309,515 for purchased research and development. Our general and administrative expenses consisted mainly of non-cash charges, including approximately $43,750 for accrued salaries and payments due pursuant to employment of consulting agreements, $9,487 for accrued interest, $200,000 for consulting services that were paid with 500,000 shares of Company common stock and $12,500 of legal services paid with 25,000 shares of Company common stock. See "Notes to Financial Statements."

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

Clear  ImagePatent  Applications and  License  to  Color  MRI  Technology
-------------------------------------------------------------------------
     Clear Image acquired an exclusive license relating to the color MRI technology from the University of South Florida Research Foundation ("USFRF"). The license required that the licensee use its "best efforts" to develop the technology, although that term is undefined. On August 1, 2002 USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts". Clear Image disputes that and believes that USFRF cannot terminate the license. The dispute is unresolved; Clear Image has withheld the royalty payments due, although they have been accrued as liabilities. At this point in time, Clear Image believes that its products do not rely on the license; however, the legal implications are uncertain and termination of the license could materially adversely affect the business and revenues of Clear Image. In addition, Clear Image owns four (4) separate patent applications, filed June 15, 2006, which were assigned over by Clear Image's consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

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

OUR  LIMITED  OPERATING  HISTORY  MAKES  EVALUATING  OUR  STOCK  MORE  DIFFICULT
     Since inception in 1996, we have engaged primarily in research and development, technology licensing, and raising capital. This limited history may not be adequate to enable you to fully assess our ability to develop and commercialize our planned products and to achieve market acceptance of our planned products and to respond to competition.

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  FUTURE  LOSSES

     We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of March 31, 2007, we had accumulated a deficit of approximately $(18,362,879). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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

Equity transactions for the three months ended March 31, 2007 are incorporated herein by reference to Part I- Financial Information- Notes to Financial
Statements-  Note  5.  "Preferred  Stock  and  Common  Stock  Transactions."

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


                                     REVOLUTIONS MEDICAL CORPORATION


                                     /s/ RONDALD L. WHEET
                                     --------------------
                                     Rondald L. Wheet
                                     Chief Executive Officer

Date:  December  7,  2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ RONDALD L. WHEET     Chief Executive Officer and Director   December 7, 2007
----------------------   (Principal Executive Officer and
 Rondald L. Wheet        Principal Accounting Officer)

/s/ DR. THOMAS BEAHM     Director                               December 7, 2007
----------------------
 Dr. Thomas Beahm

/s/ THOMAS O'BRIEN       Director                               December 7, 2007
----------------------
 Thomas O'Brien