Form 10QSB/A
period 2007-06-30
Revolutions Medical CORP
filed 2007-12-07
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 AMENDMENT NO. 1


  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2007

                                       OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

            For the Transition Period from ___________ to____________


                        Commission File Number:  0-28629
                                                 -------


                         REVOLUTIONS MEDICAL CORPORATION
                 (Name of Small Business Issuer in its charter)

                    Nevada                                 73-1526138
 --------------------------------------------       ------------------------
      (State or other jurisdiction of                (IRS Employer I.D. No.)
       incorporation or organization)


                             2073 SHELL RING CIRCLE
                             MT. PLEASANT, SC  29466
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

     The Company hereby amends its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 (the "Quarterly Report"), in order to revise its consolidated financial statements and certain notes thereto after a review of its purchased research and development indicated no alternative uses. As a result, the Company has expensed the purchased research and development in accordance with SFAS No. 2. Revision marks indicate changes to the Quarterly Report.

     Except as described above, this Amendment No. 1 does not include any other revisions to the Quarterly Report and, accordingly, does not include any other updated information about changes in events, estimates or other developments subsequent to the filing date of the Quarterly Report.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet at June 30, 2007 (Unaudited) . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations For The Period From Inception (August 16, 1996) to
June 30, 2007 and For The Three Months and Six Months Ended June 30, 2007 and 2006
(Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Consolidated Statements of Cash Flows For The Period From Inception (August 16, 1996)
to June 30, 2007 and For The Six months Ended June 30, 2007 and 2006 (Unaudited). . . . .  6

Notes to Consolidated Financial Statements (Unaudited). . . . . . . . . . . . . . . . . .  8

                    REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                           (A Development Stage Company)

                            CONSOLIDATED BALANCE SHEET
                                   June 30, 2007
                                    (UNAUDITED)

                                      ASSETS
CURRENT ASSETS
Cash                                                                         $      2,240

Goodwill                                                                           23,276
                                                                             -------------

TOTAL ASSETS                                                                 $     25,516
                                                                             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                     $    223,623
Accrued Salaries                                                                1,080,652
Notes Payable and Accrued Interest                                                283,322
                                                                             -------------
   Total current liabilities                                                    1,587,597
                                                                             -------------

Total liabilities                                                               1,587,597
                                                                             -------------

MINORITY INTEREST                                                                 (56,101)

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
   5,000,000 shares authorized; 1,000,000 shares issued and outstanding             1,000
Common stock, $0.001 par value,
   250,000,000 shares authorized; 16,692,760 shares issued and outstanding         16,692
Paid in capital                                                                17,055,598
Deficit accumulated during the development stage                              (18,579,270)
                                                                             -------------
   Total shareholders' deficiency                                              (1,505,980)
                                                                             -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                               $     25,516
                                                                             =============

The accompanying notes are an integral part of the interim financial statements

                                         REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                                                 (A Development Stage Company)

                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                    From Inception (August 16, 1996), Through June 30 2007 and
                                 For The Three Months and Six Months Ended June 30, 2007 and 2006
                                                          (UNAUDITED)

                                          FROM INCEPTION
                                              (AUGUST 16,         THREE MONTHS     THREE MONTHS       SIX MONTHS       SIX MONTHS
                                            1996) THROUGH                ENDED            ENDED            ENDED            ENDED
                                            JUNE 30, 2007        JUNE 30, 2007    JUNE 30, 2006    JUNE 30, 2007    JUNE 30, 2006
                                       -------------------------------------------------------------------------------------------
Investment Income                      $          170,753   $                -   $            -   $            -   $            -
Other Income                                        3,857                    -                -                -                -
                                       -------------------------------------------------------------------------------------------
                                                  174,610                    -                -                                 -
                                       -------------------------------------------------------------------------------------------

EXPENSES
Research and development                        1,962,016               81,030           10,000           91,030           39,000
Purchased R&D- Clear Image
Transaction (See Note 3)                        3,309,515                    -                0        3,309,515                0
General and administrative                     13,363,230              167,830          144,944          474,160          323,099
                                       -------------------------------------------------------------------------------------------
  Total operating expenses                     18,634,761              248,860          154,944        3,874,705          362,099
                                       -------------------------------------------------------------------------------------------

Operating loss                                (18,460,151)            (248,860)        (154,944)      (3,874,705)        (362,099)
                                       -------------------------------------------------------------------------------------------

Interest income                                    17,276                    -                -                -
                                       -------------------------------------------------------------------------------------------

Interest expense                                  103,609                9,487            9,487           18,975           15,992
                                       -------------------------------------------------------------------------------------------

Loss on disposal of assets                           (794)                   -                -                -                -
                                       -------------------------------------------------------------------------------------------

Depreciation and amortization                      75,536                    -                -                -                -
                                       -------------------------------------------------------------------------------------------

Minority Interest in Subsidiary Loss              (41,956)             (41,956)               -          (41,956)               -
                                       -------------------------------------------------------------------------------------------

Net loss from operations               $      (18,579,270)  $         (216,391)  $     (164,431)  $   (3,851,724)  $     (378,091)
                                       ===========================================================================================

Weighted average shares
outstanding                                    43,107,333           12,271,287        7,126,392       16,531,627        6,918,648
                                       ===========================================================================================

Net loss per share (Note 1)            $            (0.43)  $            (0.02)  $        (0.02)  $        (0.23)  $        (0.05)
                                       ===========================================================================================

 The accompanying notes are an integral art of the interim financial statements

                                    REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                                            (A Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              From Inception (August 16, 1996) Through June 30, 2007 and
                                   For The Six Months Ended June 30, 2007 and 2006
                                                    (UNAUDITED)

                                                                     FROM INCEPTION
                                                                        (AUGUST 16,
                                                                      1996) THROUGH           SIX MONTHS ENDED
                                                                      JUNE 30, 2007    JUNE 30, 2007    JUNE 30, 2006
                                                                    --------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                            $   (18,579,269)  $   (3,851,724)  $     (213,660)
Plus non-cash charges to earnings:
  Depreciation and amortization                                              75,525                -                -
  Purchased R&D- Clear Image transaction (See Note 3)                     3,309,515        3,309,515                -
  Common stock issued for services                                        3,569,908          212,500           97,500
  Preferred Stock issued for services                                        20,000                -                -
  Expenses paid by third parties                                             57,134                -                -
  Contribution of services by officer and employees                         799,154                -                -
  Services by officer and employees paid for
    with non-cash consideration                                             167,500                -                -
  Compensation cost for option price reduction                               50,000                -                -
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                   1,775,577                -                -
  Allowance for doubtful accounts                                            50,900                -                -
  Write-off of Notes Receivable                                              14,636                -
  Write-off of organizational costs                                           3,196                -                -
  Write-off of zero value investments                                       785,418                -                -
  Write-off of leasehold improvements and computer equipment                  2,006                -                -
  Compensation costs for stock options and warrants
    granted to non-employees                                              1,205,015                -                -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                   (68,900)               -                -
  (Increase) decrease in goodwill                                           (23,276)         (23,276)               -
  (Increase) decrease in other receivables                                 (176,577)               -                -
  Increase (decrease) in accrued salaries and consulting                    855,600          139,500           63,750
  Increase (decrease) in accrued interest                                    72,488           18,975            6,505
  Increase (decrease) in accounts payable and accrued liabilities         1,080,170            4,595           15,272
                                                                    --------------------------------------------------
    Total operating activities                                           (4,954,280)        (189,915)         (30,633)
                                                                    --------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                       (67,042)               -                -
Investment in syringe patent development                                    (10,000)               -                -
Investment in Ives Health Company                                          (251,997)               -                -
Investment in The Health Club                                               (10,000)               -                -
                                                                    --------------------------------------------------
    Total investing activities                                             (339,039)               -                -
                                                                    --------------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                                      13,907                -                -
Repayment of loans from shareholders                                         (8,005)               -                -
Repayments of Promissory Notes                                              190,754                -                -
Common stock subscribed                                                      34,000                -           29,000
Sale of preferred stock for cash:                                            (1,000)               -                -
Sale of common stock for cash:                                                                     -                -

(STATEMENTS OF CASH FLOWS CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of the interim financial statements

                 REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
           From Inception (August 16, 1996) Through June 30, 2007 and
                For The Three Months Ended June 30, 2007 and 2006
                                   (UNAUDITED)


(CONTINUED FROM PREVIOUS NEXT PAGE)

  To third-party investors (prior to merger)                                574,477                -                -
  To third-party investors                                                3,470,045          244,000                -
  From exercise of stock options                                            924,800                -                -
  Less:  Issue Costs                                                       (102,318)               -                -
Convertible debentures issued for cash                                      355,000                -                -
Payment of exclusive license note payable                                  (100,000)               -                -
                                                                         ---------------------------------------------
    Total financing activities                                            5,351,660          244,000           29,000
                                                                         ---------------------------------------------

MINORITY INTEREST                                                           (56,101)         (56,101)               0

Change in cash                                                                2,240           (2,016)          (1,633)
Cash at beginning of period                                                       -            4,256            2,380
                                                                         ---------------------------------------------

CASH AT END OF PERIOD                                                    $    2,240   $        2,240   $          747
                                                                         =============================================

Supplemental disclosure of cash flow information:
  Cash paid for interest and taxes during the period                        (29,084)               -                -
                                                                         ---------------------------------------------

Non-cash financing and investing activities:
  Common Stock issued in Clear Image transaction (See Note 3)             3,309,515        3,309,515
  Investment in Globe Joint Venture                                         637,566                -
  Common stock issued to founders                                             7,000                -                -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                               300                -                -
  Common stock issued in Ives merger                                        346,262                -                -
  Common stock subscriptions                                                 69,800                -                -
  Capitalized compensation cost for options granted                       1,487,700                -                -
  Common stock issued in exchange for promissory note                       676,500                -                -
  Common stock issued for payment of debt                                    82,888                                 -
  Common stock issued for convertible debentures                            190,660                -                -
  Common stock issued for services                                          471,663                -                -
  Common stock issued to pay Ives debt                                       27,000                -                -

The accompanying notes are an integral part of the interim financial statements

                 REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (UNAUDITED)


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

Earnings  (Loss)  per  Share
----------------------------

     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2007 and 2006 calculations of loss per share.


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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115 ("SFAS 159"). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and the Company is currently evaluating the impact of adoption on its financial position and results of operations. The Company does not expect to elect early adoption

NOTE  2  -     UNCERTAINTIES

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(18,579,270) for the period from inception (August 16, 1996) to June 30, 2007. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE  6  -     STOCK  OPTIONS  AND  WARRANTS  OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at June 30, 2007:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                                              EXERCISE
                                       OPTIONS     WARRANTS         TOTAL        PRICE
                                    -----------  -----------  ------------  ----------
Balance at December 31, 2006         2,200,000    9,063,239    11,263,239   $    0.250
Effect of Reverse Split (1 for 20)  (2,090,000)  (8,610,077)  (10,700,077)
Granted                                      0            0             0
Exercised                                    0            0             0
Expired/Forfeited                            0            0             0
                                    -----------  -----------  ------------
BALANCE AT JUNE 30, 2007               110,000      453,162       563,162   $     2.04
                                    ===========  ===========  ============

                                     OPTIONS & WARRANTS OUTSTANDING                  EXERCISABLE
                          --------------------------------------------  ------------------------------
                                                Weighted
                                                 Average      Weighted                        Weighted
                                  Number       Remaining       Average          Number         Average
                          Outstanding at     Contractual      Exercise  Exercisable at        Exercise
Range of Exercise Price    June 30, 2007            Life         Price   June 30, 2007           Price
------------------------------------------------------------------------------------------------------
OPTIONS
$1.00                             55,000            5.84  $       1.00          55,000  $          1.00
$10.00                            55,000            1.74  $      10.00          39,000  $         10.00
                          --------------                                --------------
                                 110,000                                        94,000
                          --------------                                --------------
WARRANTS
$0.02                            345,662      3.04 years  $       0.02         345,662  $          0.02
$5.00                            107,500      0.75 years  $       5.00         107,500  $          5.00
                          --------------                                --------------
                                 453,162                                       453,162
                          --------------                                --------------


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

     On March 26, 2007, the Company completed the acquisition of the sole asset of Clear Image Acquisition Corporation ("Acquisition Corp") pursuant to the Plan and Agreement of Reorganization of January 26, 2007. See Note 3. "Acquisition of Clear Image Acquisition Corp." to the interim consolidated financial statements.

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

STATUS  OF  PLANNED  PRODUCTS
     The company has been working towards 510K FDA submission for its RevVac safety syringe for the past several months. Its first goal is to complete and file this submission for all sizes of its safety syringe including 1cc, 3cc, 5cc, and 10cc with the FDA. Rev Med has hired and announced the two companies that are handling the submittal and the lab testing: Strategic Product Development and Son Medical. This syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on are website at www.revolutionsmedical.com. The company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

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

ANALYSIS OF GENERAL AND ADMINISTRATIVE EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

     During  the  six  months  ended  June  30,  2007, we incurred approximately
$91,000 in development expenses related to the Color MRI Technology. In connection with the Clear Image transaction, we recorded an expense of $3,309,515 for purchased R&D. Our general and administrative expenses of $474,000 included non-cash charges approximately $139,500 for accrued salaries and payments due pursuant to employment of consulting agreements and $212,500 of legal and consulting services paid for with 525,000 shares of common stock. See "Notes to Financial Statements."

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

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  FUTURE  LOSSES

     We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of June 30, 2007, we had accumulated a deficit of approximately $(18,579,270). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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