Form 10QSB
period 2007-09-30
Revolutions Medical CORP
filed 2007-12-07
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

            For the Transition Period from ___________ to____________


                        Commission File Number:  0-28629
                                                 -------


                         REVOLUTIONS MEDICAL CORPORATION
                 (Name of Small Business Issuer in its charter)

              NEVADA                                    73-1526138
    -------------------------------             ---------------------------
    (State or other jurisdiction of               (IRS Employer I.D. No.)
     incorporation or organization)


                             2073 SHELL RING CIRCLE
                             MT. PLEASANT, SC  29466
              (Address of principal executive offices and Zip Code)

                                 (843) 971-4848
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]     No  [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes  [ ]     No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 17,962,422 shares of Common Stock, $0.001 par value, outstanding as of December 5, 2007.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheet at September 30, 2007 (Unaudited)                                 3

Consolidated Statements of Operations For The Period From Inception (August 16, 1996)
to September 30, 2007 and For The Three Months and Nine Months Ended
September 30, 2007 and 2006 (Unaudited)                                                      4


Consolidated Statements of Cash Flows For The Period From Inception (August 16, 1996)
to September 30, 2007 and For The Nine months Ended September 30, 2007 and 2006 (Unaudited)  5

Notes to Consolidated Financial Statements (Unaudited)                                       7

                     REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                              (A Development Stage Company)

                               CONSOLIDATED BALANCE SHEET
                                   September 30, 2007
                                       (UNAUDITED)


ASSETS
CURRENT ASSETS
Cash                                                                       $     42,278

Goodwill                                                                         23,276
                                                                           -------------

TOTAL ASSETS                                                               $     65,554
                                                                           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   $    227,741
Accrued Salaries                                                              1,188,153
Notes Payable and Accrued Interest                                              285,920
                                                                           -------------
  Total current liabilities                                                   1,701,814
                                                                           -------------

    Total liabilities                                                         1,701,814
                                                                           -------------

Minority Interest                                                              (104,234)
                                                                           -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding            1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 17,962,422 shares issued and outstanding        17,962
Paid in capital                                                              17,294,741
Deficit accumulated during the development stage                            (18,845,730)
                                                                           -------------
  Total shareholders' deficiency                                             (1,532,026)
                                                                           -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                             $     65,554

                                                                           =============

The accompanying notes are an integral part of the interim financial statements

                                      REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                                               (A Development Stage Company)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                              From Inception (August 16, 1996) Through September 30, 2007 and
                          For The Three Months and Nine Months Ended September 30, 2007 and 2006
                                                       (UNAUDITED)


                                       FROM INCEPTION
                                          (AUGUST 16,
                                                1996)     THREE MONTHS     THREE MONTHS     NINE MONTHS        NINE MONTHS
                                              THROUGH            ENDED            ENDED           ENDED              ENDED
                                        SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,
                                                 2007             2007             2006            2007               2006
                                      ------------------------------------------------------------------------------------

Investment Income                     $       170,753   $            -   $            -   $            -   $            -
Other Income                                    3,857                -                -                -                -
                                      ------------------------------------------------------------------------------------
                                              174,610                -                -                                 -
                                      ------------------------------------------------------------------------------------

EXPENSES
Research and development                    2,037,016           75,000                -          166,030           39,000
Purchased R&D- Clear Image
  transaction (See Note 3)                  3,309,515                -                -        3,309,515                -
General and administrative                 13,593,312          230,082           76,356          704,243          399,454
                                      ------------------------------------------------------------------------------------
  Total operating expenses                 18,939,843          305,082           76,356        4,179,788          438,454
                                      ------------------------------------------------------------------------------------

Operating loss                            (18,765,233)        (305,082)         (76,356)      (4,179,788)        (438,454)

Interest income                                17,276                -                -                -
                                      ------------------------------------------------------------------------------------

Interest expense                              113,120            9,512            9,487           28,486           25,480
                                      ------------------------------------------------------------------------------------

Loss on disposal of assets                       (794)               -                -                -                -
                                      ------------------------------------------------------------------------------------

Depreciation and amortization                  75,536                -                -                -                -
                                      ------------------------------------------------------------------------------------

Minority Interest                             (90,089)         (48,132)               -          (90,089)
                                      ------------------------------------------------------------------------------------

Net loss from operations              $   (18,845,730)  $     (266,462)  $      (85,843)  $   (4,118,185)  $     (463,934)
                                      ====================================================================================

Weighted average shares outstanding        42,499,272       17,192,868        7,158,453       17,585,953        6,999,735
                                      ====================================================================================

Net loss per share (Note 1)           $         (0.44)  $        (0.02)  $        (0.01)  $        (0.23)  $        (0.07)
                                      ====================================================================================

The accompanying notes are an integral part of the interim financial statements

                             REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                                     (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                    From Inception (August 16, 1996) Through September 30, 2007 and
                         For The Nine Months Ended September 30, 2007 and 2006
                                           (UNAUDITED)


                                                             FROM INCEPTION
                                                              (AUGUST 16,
                                                                 1996)
                                                                THROUGH           NINE MONTHS ENDED
                                                               SEPTEMBER       SEPTEMBER     SEPTEMBER
                                                                30, 2007        30, 2007     30, 2006
                                                            -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                    $   (18,845,730)  $(4,118,185)  $ (463,934)
Plus non-cash charges to earnings:
  Depreciation and amortization                                      75,525             -            -
  Purchased R&D- Clear Image transaction (See Note 3)             3,309,515     3,309,515            -
  Common stock issued for services                                3,747,408       390,000      108,500
  Preferred Stock issued for services                                20,000             -            -
  Expenses paid by third parties                                     57,134             -            -
  Contribution of services by officer and employees                 799,154             -            -
  Services by officer and employees paid for
    with non-cash consideration                                     167,500             -            -
  Compensation cost for option price reduction                       50,000             -       50,000
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                           1,775,577             -            -
  Allowance for doubtful accounts                                    50,900             -            -
  Write-off of Notes Receivable                                      14,636             -            -
  Write-off of organizational costs                                   3,196             -            -
  Write-off of zero value investments                               785,418             -            -
  Write-off of leasehold improvements and
    computer equipment                                                2,006             -            -
  Compensation costs for stock options and warrants
    granted to non-employees                                      1,205,015             -            -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties           (68,900)
  (Increase) decrease in goodwill                                   (23,276)      (23,276)           -
  (Increase) decrease in other receivables                         (176,577)
  Increase (decrease) in accrued salaries and consulting            963,100       247,000      175,601
  Increase (decrease) in accrued interest                            81,999        28,486       25,480
  Increase (decrease) in accounts
    payable and accrued liabilities                               1,084,290         8,715       47,713
                                                            -------------------------------------------
    Total operating activities                                   (4,922,110)     (157,745)     (56,640)
                                                            -------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                               (67,042)            -            -
Investment in syringe patent development                            (10,000)            -            -
Investment in Ives Health Company                                  (251,997)            -            -
Investment in The Health Club                                       (10,000)            -            -
                                                            -------------------------------------------
    Total investing activities                                     (339,039)            -            -
                                                            -------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                              13,907                      8,000
Repayment of loans from shareholders                                 (8,005)            -
Repayments of Promissory Notes                                      190,754
Common stock subscribed                                              34,000                     29,000
Sale of preferred stock for cash:                                    (1,000)
Sale of common stock for cash:


(CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED ON NEXT PAGE)

The accompanying notes are an integral part of the interim financial statements

                              REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                                       (A Development Stage Company)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      From Inception (August 16, 1996) Through September 30, 2007 and
                          For The Three Months Ended September 30, 2007 and 2006
                                              (UNAUDITED)


(CONTINUED FROM PREVIOUS NEXT PAGE)

                                                         FROM INCEPTION
                                                          (AUGUST 16,
                                                         1996) THROUGH           NINE MONTHS ENDED
                                                         SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                              2007             2007             2006
                                                        --------------------------------------------------
  To third-party investors (prior to merger)                    574,477                -                -
  To third-party investors                                    3,526,045          300,000
  From exercise of stock options                                924,800                            18,000
  Less:  Issue Costs                                           (102,318)               -                -
Convertible debentures issued for cash                          355,000                -                -
Payment of exclusive license note payable                      (100,000)               -                -
                                                        --------------------------------------------------
    Total financing activities                                5,407,660          300,000           55,000
                                                        --------------------------------------------------

MINORITY INTEREST                                              (104,233)        (104,233)

Change in cash                                                   42,278           38,022           (1,640)
Cash at beginning of period                                           -            4,256            1,726
                                                        --------------------------------------------------

Cash at end of period                                   $        42,278   $       42,278   $           86
                                                        ==================================================

Supplemental disclosure of cash flow information:
  Cash paid for interest and taxes during the period             29,084                -                -
                                                        --------------------------------------------------

Non-cash financing and investing activities:
  Common Stock issued- Clear Image transaction
    (See Note 3)                                              3,309,515        3,309,515                -
  Investment in Globe Joint Venture                             637,566                -          (12,500)
  Common stock issued to founders                                 7,000                -                -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                   300                -                -
  Common stock issued in Ives merger                            346,262                -                -
  Common stock subscriptions                                     69,800                -                -
  Capitalized compensation cost for options granted           1,487,700                -                -
  Common stock issued in exchange for promissory note           676,500                -                -
  Common stock issued for payment of debt                        82,888                             6,000
  Common stock issued for convertible debentures                190,660                -                -
  Common stock issued for services                              471,663                -                -
  Common stock issued to pay Ives debt                           27,000                -                -

The accompanying notes are an integral part of the interim financial statements

                 REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                  (UNAUDITED)


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------
     The accompanying interim consolidated financial statements of Revolutions Medical Corporation ("RevMed") and its partially-owned subsidiary Clear Image, Inc. ("Clear Image"), together referred to as the "Company" are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

Earnings  (Loss)  per  Share
----------------------------
     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2007 and 2006 calculations of loss per share.

Use  of  Estimates
------------------
     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(18,845,731) for the period from inception (August 16, 1996) to September 30, 2007. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  3  -     ACQUISITION  OF  CLEAR  IMAGE  ACQUISITION  CORP

     On March 26, 2007, RevMed completed the acquisition of Clear Image Acquisition Corporation ("Acquisition Corp.") in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc. ("Clear Image"), an placeStateOklahoma corporation, in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. The sole asset of Acquisition Corp was a block of 9,824,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image's outstanding common stock. By acquiring Acquisition Corp, RevMed has acquired control of Clear Image, Inc. as a partially-owned subsidiary.

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

NOTE  4  -     OTHER  COMMITMENTS  AND  CONTINGENCIES

     Employment  Agreement  with  Rondald  Wheet,  CEO
     -------------------------------------------------
     As of September 30, 2007, the Company owed Mr. Wheet $209,524 pursuant to his employment agreement, of which $37,500 was accrued and $-0- was paid during the quarter ended September 30, 2007. Mr. Wheet's employment agreement provides for an annual salary of $150,000 with an annual salary increase equal to no less than the percentage increase in the Consumer Price Index during the previous calendar year. Mr. Wheet has the right to participate in other businesses as long as those businesses do not compete directly or conflict with the business of the Company and so long as he devotes the necessary working time, as determined in his sole discretion, to the Company's business activities. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The employment agreement which was entered into during March of 2005 for a two-year period, automatically renewed in 2007 and continues for an additional two-year period. He is entitled to participate in all executive bonuses, provided that if he is the sole director at the time such bonus is authorized, then an independent third party shall render a fairness opinion as to the bonus, or such bonus shall be put to a vote of the shareholders. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Mutual  Release  and  Settlement  Agreement  With  Former  CEO
--------------------------------------------------------------
     On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $216,834.16 and a warrant to purchase up to 645,662 shares of common stock at $0.02 per share (after the 1 for 20 reverse stock split on January 23, 2007) on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note which was due April 14, 2006, is unsecured and bears a default interest at 18% per year As of September 30, 2007, the Company had accrued interest payable of approximately $82,000. During 2006, the warrant was partially exercised to purchase 300,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000. During the quarter ended September 30, 2007, the remainder of the warrant was exercised and the Company issued 345,662 shares of common stock. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note.

Amounts  Due  Pursuant  to  Employment  and  Consulting  Agreements
-------------------------------------------------------------------
     The Company has accrued approximately $978,628 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

Clear  ImagePatent  Applicationsand  License  to  Color  MRI  Technology
------------------------------------------------------------------------
     Clear Image owns four (4) separate patent applications, filed June 15, 2006, which were assigned to Clear Image by its consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

     In 1996, Clear Image, Inc. acquired an exclusive license to a color MRI technology from the University of South Florida Research Foundation ("USFRF"). In 2002, USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts", an assertion which Clear Image disputed. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF. Clear Image believes that its color MRI technology does not rely on the license; however, the legal implications are uncertain. There is no assurance that this 2002 dispute with USFRF will not recur.

------
Legal  Action  Against  Former  Joint  Venture  Partner
-------------------------------------------------------
     On November 3, 2005, the Company and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. In connection with the agreement, the Company issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares common stock and options that were issued to Globe pursuant to the agreement. On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company's causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company's Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe. Globe has appealed the judgment. On November 23, 2007, the Court signed an order granting Globe's Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.

NOTE  5  -     PREFERRED  STOCK  AND  COMMON  STOCK  TRANSACTIONS

SERIES 2006 PREFERRED STOCK

     The Company has authorized 5,000,000 shares of its Series 2006 preferred stock, of which 1,000,000 shares are outstanding. All 1,000,000 outstanding shares of Series 2006 preferred stock are owned by Rondald L. Wheet, our Chairman, President and CEO. Because each share of Series 2006 preferred stock is entitled to 125 votes per share, Mr. Wheet has voting control of the Company with votes representing 125,000,000 common shares.

     Voting Rights: A Series 2006 preferred stock holder is entitled to 125 votes for each share of common stock into which his Series 2006 Preferred Stock is then convertible (presently on a one for one basis), voting together with our common stock as a single class. Cumulative voting is not permitted. Upon conversion of each Series 2006 preferred share, each share of common stock issued will be entitled to only one (1) vote per common share.

     A Series 2006 preferred stock holder is entitled to receive, ratably, dividends when, as and if declared by the board of directors out of legally available funds to pay dividends. If any dividend or other distributions are declared on our common stock, then a dividend or other distribution must also be declared on the outstanding Series 2006 preferred stock at the same time and on the same terms and conditions, so that each holder of Series 2006 preferred stock will receive the same dividend or distribution such holder would have received if the holder had converted his Series 2006 Preferred stock as of the record date for determining stockholders entitled to receive such dividend or distribution.

     Liquidation Preference: In the event of the liquidation, dissolution or winding up, a Series 2006 preferred stock is entitled to receive a liquidation preference of $0.001 for each share of Series 2006 preferred stock held prior to payment being made to any junior stock.

     Conversion: A Series 2006 preferred stock holder may convert one (1) share of preferred stock into one (1) share of common stock.

     Preemption: A Series 2006 Preferred stock holder has no preemptive rights and is not subject to further calls or assessments.

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

COMMON STOCK TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

     On January 18, 2007, the Company's name changed from Maxxon, Inc. to Revolutions Medical Corporation and the Company's common stock was reverse split on a 20 to 1 basis which changed the number of outstanding shares of common stock from 145,560,798 to 7,272,972. The number of authorized shares of common stock was not affected by the reverse stock split and remains at 250,000,000 shares.

     During the three months ended March 31, 2007, the Company issued 250,000 shares of its common stock for $58,500 in cash. The Company issued 25,000 shares of its common stock for legal services valued at $12,500 and 500,000 shares of its common stock for consulting services valued at $200,000. The Company also issued 8,273,788 shares of its common stock valued at $3,309,515 for Clear Image Acquisition Corp. (See Note 3- Acquisition of Clear Image Acquisition Corp). The shares were valued based on the market price of the Company's common stock at the date of each transaction.

     During the three months ended June 30, 2007, the Company issued 371,000 shares of its restricted common stock for $185,500 in cash.

     During the three months ended September 30, 2007, the Company issued 224,000 shares of its restricted common stock for $56,000 in cash. The Company issued 300,000 shares for consulting services valued at $102,500 and 400,000 shares for color MRI research and development valued at $75,000. During the quarter ended September 30, 2007, the Company issued 345,662 shares of common stock upon the exercise of a warrant. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note payable by the Company to the warrantholder.

NOTE  6  -     STOCK  OPTIONS  AND  WARRANTS  OUTSTANDING

     During the nine months ended September 30, 2007, no options or warrants were granted. The options and warrants outstanding at September 30, 2007 were "out of the money", meaning their exercise price was greater than the market price of the Company's common stock. The following tables summarize information about the stock options and warrants outstanding at September 30, 2007:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                       OPTIONS     WARRANTS           TOTAL  EXERCISE PRICE
                                    -------------------------------------------------------
Balance at December 31, 2006         2,200,000    9,063,239    11,263,239   $         0.250
Effect of Reverse Split (1 for 20)  (2,090,000)  (8,610,077)  (10,700,077)
Granted                                      0            0             0
Exercised                                    0     (345,662)     (345,662)
Expired/Forfeited                            0            0             0
                                    --------------------------------------
BALANCE AT SEPTEMBER 30, 2007          110,000      107,500       217,500   $          1.88
                                    ======================================

                                   OPTIONS & WARRANTS OUTSTANDING                 EXERCISABLE
                          ----------------------------------------------  -------------------------
                                             Weighted
                                  Number       Average                             Number  Weighted
                          Outstanding at     Remaining          Weighted   Exercisable at   Average
                           September 30,   Contractual  Average Exercise    September 30,  Exercise
Range of Exercise Price             2007          Life             Price             2007     Price
---------------------------------------------------------------------------------------------------

OPTIONS
1.00                             55,000         5.34         $     1.00          55,000  $    1.00
10.00                            55,000         2.25         $    10.00          39,000  $   10.00
                          --------------                                  --------------
                                 110,000                                          94,000
                          --------------                                  --------------
WARRANTS
5.00                            107,500    0.33 years        $     5.00         107,500  $    5.00
                          --------------                                  ---------------
                                 217,500                                         201,500
                          --------------                                  ---------------

NOTE  7  -     RELATED  PARTY  TRANSACTIONS

     In connection with the acquisition of Clear Image Acquisition Corp. by RevMed, Ron Wheet, CEO and Director, received 2,286,000 shares of restricted RevMed common stock, Dr. Beahm, a Director, received 1,599,125 shares of restricted RevMed common stock, and Mr. O'Brien, a Director, received 1,645,625 shares of restricted RevMed common stock. Mr. Wheet and Mr. O'Brien were directors and shareholders and Dr. Beahm was a shareholder of Clear Image Acquisition Corp. prior to its acquisition by the Company.

     During the three months ended September 30, 2007, the Company accrued $45,000 of salary payments due to Tom O'Brien, a director, for his service as president of Clear Image, Inc. Mr. O'Brien's monthly salary is $15,000.

ITEM 2.  PLAN OF OPERATION


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will,""should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. See "RISK FACTORS."

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

STATUS  OF  PLANNED  PRODUCTS
     The Company has been working towards raising the $160,000 necessary to complete the 510(k) FDA submission for its RevVac safety syringe. Rev Med hired and announced that Strategic Product Development ("SPD") will handle the 510(k) submittal. SPD plans to use Son Medical for the outside lab testing. This planned 510(k) submission will include 3cc, 5cc, and 10cc sizes of the RevVac safety syringe. This syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases.  You  may  view  a  video  of  the  syringe  in  use  on are  website  at www.revolutionsmedical.com. The Company also believes that
                     --------------------------
with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

     When an MRI is taken, the images are sent to a pictural archival computer systems ("PACS"), which displays the images for a radiologist to view. RevMed has hired and announced Strategic Product Development ("SPD") to be its project design consultant for the purpose of implementing the color MRI software (including 3-D and automatic segmentation) on a PACS delivery platform and has given approval for SPD to enter into a binding letter of intent with Cambridge Medical Information Corporation ("CMIC") to use their PACS delivery platform, known as zPACS, which is an advanced fully functional PACS system currently in operation at several major international hospitals. The estimated cost of this project is $400,000, which RevMed is working to raise. A video of the MRI software can be found on the Company's website.


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

     CASH  REQUIREMENTS
     ------------------
As of September 30, 2007, the Company had minimal cash. The Company has not had and continues to not have sufficient cash to pay present obligations as they become due. The Company is searching for additional financing to generate the liquidity necessary to continue its operations. The Company requires an estimated $3.8 million in capital over the next twelve months; $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe FDA approval and if approval is obtained, to set up manufacturing, and $1.0 million for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries; and $800,000 for outstanding liabilities. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. There are 250,000,000 shares of common stock authorized, of which 17,962,422 shares were issued and outstanding as of September 30, 2007. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.


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

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE DEVELOPING OUR PLANNED PRODUCTS. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISE CAPITAL, WE MAY BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY.
     The Company requires an estimated $3.8 million in capital over the next twelve months; $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe FDA approval and if approval is obtained, to set up manufacturing, and $1.0 million for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries; and $800,000 for outstanding liabilities. There is no assurance, however, that we will be successful in raising the funds when needed, on acceptable terms, or at all. There is no assurance that development of our planned products will not require a significant amount of time to commence or to complete and there is no assurance that the costs will not be significantly greater than current estimates.

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

Clear  ImagePatent  Applications
--------------------------------
     Clear Image owns four (4) separate patent applications, filed June 15, 2006, which were assigned over by Clear Image's consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business. See also "RISKS RELATED TO CLEAR IMAGE AND COLOR MRI TECHNOLOGY."

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

     As of the date of this report, we had a total of 217,500 options and warrants outstanding, which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which 94,000 were exercisable) and warrants to purchase up to 107,500 shares of common stock at an exercise price of $5.00 per share (all of which were exercisable). All of the options and warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

     From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of September 30, 2007, the Company had 250,000,000 shares authorized and 17,962,422 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  FUTURE  LOSSES
     We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of September 30, 2007, we had accumulated a deficit of approximately $(18,845,730). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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


ITEM  3.  CONTROLS  AND  PROCEDURES
     As of the end of the period covered by this report, being September 30, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer (who is also our principal financial officer) concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action. See "RISK FACTORS" for a discussion of the inherent limitations of any system of controls and procedures.


                            PART II-OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
     On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. ("Globe") to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company's causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company's Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe. Globe has appealed the judgment. On November 23, 2007, the Court signed an order granting Globe's Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
     Equity transactions for the nine months ended September 30, 2007 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 5. "Preferred Stock and Common Stock Transactions."


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


                                   REVOLUTIONS  MEDICAL  CORPORATION


                                   /s/  RONDALD  L.  WHEET
                                   -----------------------
                                   Rondald  L.  Wheet
                                   Chief  Executive  Officer

Date:  December  6,  2007


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONDALD L. WHEET   Chief Executive Officer and Director     December 6, 2007
---------------------
Rondald L. Wheet       (Principal Executive Officer and
                        Principal Accounting Officer)


/s/ DR. THOMAS BEAHM   Director                                 December 6, 2007
---------------------
Dr. Thomas Beahm


/s/ THOMAS O'BRIEN     Director                                 December 6, 2007
---------------------
Thomas O'Brien