Form 10QSB/A
period 2007-03-31
Revolutions Medical CORP
filed 2008-02-28
CIK 1041009

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                 Amendment No. 2

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2007
                                    --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number     000-28629
                                -----------


                         Revolutions Medical Corporation
         -------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Nevada                                        73-1526138
 -------------------------------               --------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

           2073 Shell Ring Circle, Mt. Pleasant, South Carolina 29466
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (843) 971-4848
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]     No     [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]     No     [x]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [ ]     No     [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,321,760 shares of common stock, par value $0.001 were outstanding at May 10, 2007.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]     No     [x]

                                EXPLANATORY NOTE

In its first amendment to its Quarterly Report on Form 10-QSB for the quarter ended March 30, 2007 (the "Quarterly Report"), the Company amended its consolidated financial statements for such quarter and certain notes thereto as the result of a review of its purchased research and development ("R&D") indicated no alternative uses for such R&D. As a result, the Company expensed the purchased R&D in accordance with SFAS No. 2. In turn, because the Company had amended its financial statements, the Company's Management re-reviewed the disclosure controls and procedures as of the end of the period. As a result of that re-review, the Company is amending its prior response to Item 3, Controls and Procedures.


ITEM 3.  CONTROLS AND PROCEDURES.


1. As previously reported in the First Amendment to Form 10-QSB for the fiscal quarter ended March 31, 2007, the Company restated its quarterly financial statements because it had concluded that it was necessary to expense purchased R&D, rather than capitalizing it, since it appeared subsequent to the filing that there were no alternative uses for that R&D.

2. The Company's disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company's management, with the participation of our CEO/CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of March 31, 2007. Based on that evaluation, the Company's CEO/CFO concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. However, management's assessment identified the following material weaknesses :


         o As of March 31, 2007 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

         o As of March 31, 2007 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

         o As of March 31, 2007 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented. The reason for the amendment of the interim financial reports was due to a later decision that the technology acquired did not have viable alternative uses, although it had originally been thought that it might have, and had it been determined that there were viable alternative uses the interim financial reports would have been correct.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.



                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REVOLUTIONS MEDICAL CORPORATION


                                            /s/ Rondald Wheet
                                            ---------------------------------
                                            Rondald Wheet
                                            President/CEO


Date: February 27, 2008