Form 10QSB/A
period 2007-06-30
Revolutions Medical CORP
filed 2008-02-28
CIK 1041009

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                 Amendment No. 2

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2007
                                    --------------

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

Yes  [ ]     No     [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,038,422 shares of common stock, par value $0.001 were outstanding at August 20, 2007.

Transitional Small Business Disclosure Format (check one):

Yes  [ ]     No     [x]

                                EXPLANATORY NOTE


In its first amendment to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 (the "Quarterly Report"), the Company amended its consolidated financial statements for such quarter and certain notes thereto as the result of a review of its purchased research and development ("R&D") indicated no alternative uses for such R&D. As a result, the Company expensed the purchased R&D in accordance with SFAS No. 2. In turn, because the Company had amended its financial statements, the Company's Management re-reviewed the disclosure controls and procedures as of the end of the period. As a result of that re-review, the Company is amending its prior response to Item 3, Controls and Procedures.


ITEM 3.  CONTROLS AND PROCEDURES.

1. As previously reported in the First Amendment to Form 10-QSB for the fiscal quarter ended June 30, 2007, the Company restated its quarterly financial statements because it had concluded that it was necessary to expense purchased R&D, rather than capitalizing it, since it appeared subsequent to the filing that there were no alternative uses for that R&D.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company's management, with the participation of our CEO/CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)) as of June 30, 2007. Based on that evaluation, the Company's CEO/CFO concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. However, management's assessment identified the following material weaknesses :


         o As of June 30, 2007 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

         o As of June 30, 2007 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

         o As of June 30, 2007 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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