Form 10KSB
period 2007-12-31
Revolutions Medical CORP
filed 2008-04-24
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2007

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

                             2073 Shell Ring Circle
                             Mt. Pleasant, SC 29466
                             ----------------------
          (Address of principal executive offices, including zip code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES

Check if there is no disclosure of delinquent filers in response to Item405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $-0-

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,316,969 as of March 31, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2008, we had 19,638,422 shares of common stock, $0.001 par value, outstanding and 1,000,000 shares of Series 2007 preferred stock, $0.001 par value outstanding.

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

     Acquisition Corp is a company which was formed by certain shareholders of Clear Image, Inc. ("Clear Image"), an Oklahoma corporation, all of whom are accredited investors, in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. Accordingly, the sole asset of Acquisition Corp is a block of 8,273,788 shares of the Common Stock of Clear Image. Clear Image is a development stage company which has developed certain proprietary technology and patent pending for (i) differential coloring, by series, of MRI scans and (ii) auto-registration of the scan images. As a private company, however, faced with the substantial competition of the leaders in the field of MRI technology, Clear Image has had difficulty obtaining the necessary working capital to complete the development of commercial components of its technology. The Company, in acquiring control of Clear Image, believes that it can provide sufficient working capital to complete commercialization of certain aspects of Clear Image's technology to the point of supporting some licensing or joint venture relationship financially adequate to permit Clear Image to complete the development of the remaining aspects of its technology.

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

     7. Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

     In June 2007, we filed four utility patents focused on its MRI imaging software technology. These patents were based on the provisional patents filed last June and acquired in the Clear Image Acquisition transaction earlier this year. It is believed that these patents will provide the basis for a family of MRI imaging and search product offerings and also firms up its established intellectual property. See "RISK FACTORS".

     Also in September 2005 we filed a patent under the Joint Venture with Globe Med Tech and the Company owns 50% of this pending patent. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. (see Item 3 - Legal Proceedings and "RISK FACTORS").

     RMCP 3CC SAFETY SYRINGE PATENT. A U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023. The Company has not yet filed any applications for foreign patent protection. If any foreign patents applications are filed, there is no assurance that any foreign patents will be issued. See "RISK FACTORS."

     RMCP BLOOD SAMPLING DEVICE PATENT. A U.S. patent covering the Company's blood sampling device was published on April 10, 2003. The Company does not plan to devote development resources towards this product for the foreseeable future. The Company has not yet filed any applications for foreign patent protection. See "RISK FACTORS." There is no assurance that any international patents will be issued.

     PATENT APPLICATIONS FOR COLOR MRI TECHNOLOGY. During 2006, Clear Image filed four patent applications related to the Color MRI technology, none of which has yet been published. There is no assurance that any of the patent applications will be published or that any patent protection for the Color MRI technology can or will be obtained.

     EMPLOYMENT AGREEMENTS

     Employment Agreement with Ron Wheet, CEO
     -----------------------------------------

     Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000.As of December 31, 2007, the Company owed Mr. Wheet $211,024 pursuant to his prior employment agreement. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

     Mr. Wheet may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Wheet to relocate or assigns duties not commensurate with his position as CEO, (v) Mr. Wheet is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. Wheet under this agreement. For two years following his resignation or termination , Mr. Wheet will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company's customers or accounts.

     Amounts Accrued Pursuant To Other Employment Agreements
     -------------------------------------------------------

     As of December 31, 2007, the Company owed approximately $984,128 pursuant to other employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

     Mutual Release and Settlement Agreement With Former CEO
     --------------------------------------------------------

     On April 14, 2006, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $203,920 (amount outstanding at December 31, 2007) and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2007. As of December 31, 2007, the Company had accrued interest payable of $91,176. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000During the quarter ended September 30, 2007, the Company issued 345,662 shares of common stock upon the exercise of a warrant. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note payable by the Company.

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

     10. Estimate of the Amount Spent on Research and Development

     R&D expenses for our retractable safety syringe design were $0 and $39,000 in 2007 and 2006, respectively.

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

     Because the Company's planned products are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. It could be several more years before the Company can expect to have sales. The Company's independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2007, "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to continue our activities will have a material adverse effect on our business, financial condition, and on the price of our common stock.

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE DEVELOPING OUR PLANNED PRODUCTS. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISE CAPITAL, WE MAY BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY.

     As of December 31, 2007, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. The company needs $1 million in the next six months. This will cover $160,000 to complete outside lab testing and FDA application costs for our Rev Vac safety syringe. Also this will cover the $400,000 to completely install our proprietary MRI software in an existing PACS system. The rest will cover general working capital expense. The company will seek additional capital of $3 million in six months if a strategic partner is not found to fund both projects. This money will be used as follows:
$1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe product development, $1.0 of which is for manufacturing of safety syringes if FDA approval is obtained, and $1.0 for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

     As of March 31, 2008, we had a total of 11,092,500options and warrants outstanding (after the 1 for 20 reverse-split effective January 23, 2006), which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which all were exercisable) and warrants to purchase up to 107,500shares of common stock at exercise prices ranging from $0.02 to $5.00 per share (all of which were exercisable). 10,875,000 of the options were granted during 2007 at $0.08 per share and are considered to be "in the money" at March 31, 2008. (the exercise price is less than the market price of our common stock). The remaining 217,000 options and warrants outstanding are presently "out of the money". We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. $10,875,000 the options or warrants outstanding as of March 31, 2008 were granted to officers or directors.

     From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During 2007, the Company issued 1,225,000 shares for services (after the 1 for 20 reverse-split effective January 23, 2007). If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of March 31, 2008, we had 250,000,000 shares authorized and 19,638,422 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

     We have had annual losses since our inception in 1986. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2007, we had accumulated a deficit of approximately $(19,231,810). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU

     The market price of our common stock, which is over the counter (National Quotation Bureau "Pink Sheets") under the symbol "RMCP", has been, and may continue to be, highly volatile. Spartan Securities has filed a Form 211 with the Financial Industry Regulatory Authority (FINRA) to request that our stock be traded on the over the counter bulletin board. FINRA has not approved this request and we can not provide assurances that our stock will be traded on the over the counter bulletin board in the future. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

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

     Because Mr. Wheet owns 1,000,000 Series 2007 Preferred shares, which gives him the right to vote 6,250,000 shares in addition to the shares of common stock he already owns, voting together as a single class with the Company's common stock., he controls a majority of the Company's common stock and can unilaterally make business decisions on our behalf. Although we recently appointed two outside directors, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 17, 2006, the holders of a majority of our voting stock signed a written consent approving (i) an amendment to our Articles of Incorporation changing our name to "Revolutions Medical Corporation" (the "Name Change"), (ii) an amendment to our Articles of Incorporation authorizing our board of directors from time to time in their discretion and without approval of holders of a majority of our outstanding shares entitled to vote, to approve a reverse stock split of our outstanding common stock without a corresponding reduction of our authorized shares of common stock (the "Charter Amendment"); and, (iii) authorizing a 1 for 20 reverse stock split of our issued and outstanding shares of common stock without corresponding reduction in the number of authorized shares of common stock we are authorized to issue under our Articles of Incorporation (the "Reverse Stock Split"). As a result, the Name Change, the Charter Amendment to the Articles of Incorporation, and the Reverse Stock Split, were approved, and neither a meeting of our stockholders nor additional written consents were necessary. A Definitive Information was mailed to shareholders on or about November 29, 2007.


                                    PART II


ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

     (a) Market Information

     Our common stock is traded over the counter under the trading symbol "RMCP". The high and low prices for our common stock during the calendar quarters ended were:


Quarter ended        High    Low
-------------        ----    ---
December 31, 2007   $0.300  $0.060
September 30, 2007  $0.650  $0.260
June 30, 2007       $1.000  $0.410
March 31, 2007      $1.250  $0.180
December 31, 2006   $0.059  $0.025
September 30, 2006  $0.050  $0.027
June 30, 2006       $0.039  $0.018
March 31, 2006      $0.050  $0.022


     Quotations on the National Quotation Bureau Pink Sheets reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions

     (b) Holders

     As of March 31, 2008, we estimate that there were approximately 450 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

     1. Plan of Operation for the Next Twelve Months

     (i) Cash Requirements

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

As of December 31, 2007, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. The company needs $1 million in the next six months. This will cover $160,000 to complete outside lab testing and FDA application costs for our Rev Vac safety syringe. Also this will cover the $400,000 to completely install our proprietary MRI software in an existing PACS system. The rest will cover general working capital expense. The company will seek additional capital of $3 million in six months if a strategic partner is not found to fund both projects. This money will be used as follows: $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe product development, $1.0 of which is for manufacturing of safety syringes if FDA approval is obtained, and $1.0 for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

     Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 19,638,422 shares were issued and outstanding as of March 31, 2008. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

     None.


ITEM 7. FINANCIAL STATEMENTS

     See Part F/S


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A. CONTROLS AND PROCEDURES

     The Company's disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2007 and identified the following material weaknesses:

     o There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

     o There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

     o There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and when it become practicable, will make efforts to add personnel and resources to address these material weaknesses. There has been no change in its internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) Identity of Directors and Executive Officers

     Rondald Wheet, age 42, is Chairman, CEO and a Director of RMCP and has served in such capacity since March 16, 2006.

     Thomas M. Beahm, MD, FACS, age 57, is a practicing plastic surgeon, who lives in Chattanooga, Tennessee. He is an active member of the American Society of Plastic Surgeons, American College of Surgeons, and American Medical Association, and simultaneously owns and runs his own practice. In addition, he is Secretary of Integrated Voice Systems, which has software in over 130 hospitals, and is also serving on the board of Clear Image, Inc., a privately held company specializing in proprietary MRI Software and Hardware. Dr. Beahm also has experience directing plastic surgery mission work in various third world countries, coming to the aid of thousands of people in Asia, Africa, and South America. He has served as a director of the Company since October, 2007.

     Thomas O'Brien, age 60, is acting President and CEO of Clear Image, Inc. (MRI Software/Hardware), and has more than twenty (20) years of general management experience in the medical device industry. His background includes domestic and international sales, marketing and distribution of high technology medical systems and services. He is fluent in Mandarin, and served at the National Security Agency, holding a Top Secret Crypto Clearance as a Chinese linguist. Mr. O'Brien has held executive positions with medical industry leaders such as Pfizer, Toshiba, and Johnson and Johnson's subsidiary the Technicare Corporation. He has served as a director of the Company since October, 2007.

     (b) Other Directorships.

     Mr. Wheet and Mr. O'Brien were previously directors of Clear Image, Inc., a private company that was acquired by the Company on January 30, 2007.

     (c) Family Relationships

     None.

     (d) Involvement in Legal Proceedings of Officers, Directors, and Control Persons

     None.


ITEM 10. EXECUTIVE COMPENSATION


                                             SUMMARY COMPENSATION TABLE



                                                                      Long Term Compensation
                                                                     -------------------------
                              AnnualCompensation                        Awards             Payouts
                    -----------------------------------------  -------------------------  ---------
                                                    Other                    Securities
Name and                                           Annual       Restricted   Underlying             All Other
Principal                                          Compen-        Stock        Options      LTIP     Compen-
Position    Year        Salary        Bonus        sation         Awards        /SARs     Payouts     sation
---------  -------  --------------  ----------  -------------  ------------  -----------  --------  ----------
Ron
Wheet,
CEO           2006  $    150,000(1)  $     -0-   $       -0-    $        (2)    20,000(3) $    -0-  $    -0-

Ron
Wheet,
CEO           2007  $    150,000(3)  $     -0-   $       -0-    $        (4)   142,000(4) $    -0-  $    -0-


(1) Represents Mr. Wheet's accrued salary for 2006, pursuant to his employment agreement. As of December 31, 2006, approximately $147,024 of his accrued salary remained unpaid.
(2) Represents the fair market value of the $1,000,0000 shares of Series 2006 preferred stock issued to Mr. Wheet during 2006.
(3) Represents Mr. Wheet's accrued salary for 2007, pursuant to his employment agreement. As of December 31, 2007, approximately $211,024 of Mr. Wheet's accrued salary from 2007 and prior remained unpaid. $64,000 remained upaid related to 2007 and $147,024 remained unpaid related to 2006.
(4) Represents the fair market value as of March 15, 2007 of the 8,000,000 stock options issued to Mr. Wheet during 2007.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------



                                             Number of
                                             Securities       Value of
                                             Underlying       Unexercised
                                             Unexercised      In-the-Money
                                             Options/SARs at  Options/SARs
                Shares                       FY-End           at FY-End
                Acquired                     Exercisable/     Exercisable/
Name            on Exercise  Value Realized  Unexercisable    Unexercisable
--------------  -----------  --------------  ---------------  -------------
Ron Wheet, CEO      N/A           N/A              7,000,000  .08 exercise price


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 31, 2008 and ownership consists of sole voting and investment power.


                                              Beneficial    Percentage of
                           Relationship to    Outstanding     Ownership
Name and Address               Company       Common Stock    Common Stock
-------------------------  ----------------  -------------  --------------
Rondald L. Wheet           CEO and Director     2,314,000         11.78%*
2073 Shell Ring Circle
Mt. Pleasant,  SC  29466

Dr. Thomas Beahm           Director             1,910,849          9.73%

Thomas O'Brien             Director             1,784,349          9.09%

Officer and Directors As a Group (3 persons)    6,009,198         30.60%


* Does not include the 1,000,000 shares of Series 2007 Preferred Stock, described below.

Preferred  Stock
----------------

     The Company has 5,000,000 shares of Preferred Stock ($0.001 par value) authorized. On October 24, 2006, the Company designated 1,000,000 shares as Series 2007 Preferred Stock, which were then issued the shares to Mr. Wheet, the Company's CEO. Each Series 2006 Preferred is convertible, at any time at the discretion of Mr. Wheet, into one share of the Company's common stock for each share of Series 2006 Preferred. Each Series 2006 Preferred has voting rights of 125 votes per share of Series 2006 Preferred voting together as one class with the Company's common stock. As a result, Mr. Wheet has effective voting control of the Company's common stock and as such can unilaterally decide on business matters. Upon conversion of the Series 2006 Preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share-not 125 votes per share.


Common Stock Options and Warrants Outstanding
---------------------------------------------

     As of March 31, 2008, we had a total of 11,092,500options and warrants outstanding (after the 1 for 20 reverse-split effective January 23, 2006), which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which all were exercisable) and warrants to purchase up to 107,500shares of common stock at exercise prices ranging from $0.02 to $5.00 per share (all of which were exercisable). $10,875,000 of the options were granted during 2007 at $0.08 per share and are considered to be "in the money" at March 31, 2008. (the exercise price is less than the market price of our common stock). The remaining 217,000 options and warrants outstanding are presently "out of the money". We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline. $10,875,000 the options or warrants outstanding as of March 31, 2008 were granted to officers or directors.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 24, 2006, the Company issued 1,000,000 shares of its Series 2006 Preferred Stock to Mr. Wheet. The Series 2006 Preferred Stock gives Mr. Wheet the right to vote 125,000,000 shares together with the common stock as a class. Accordingly Mr. Wheet will have the right to vote a total of 83% of all the Company's shares entitled to vote on any matter presented to the Company's stockholders. A Form 8-K regarding the issuance of the Series 2007 Preferred Stock to Mr. Wheet was filed with the SEC on November 1, 2006.

     In 2007, in connection with the acquisition of Clear Image, Inc., Mr. Wheet received 2,286,000 shares of restricted common stock, Dr. Beahm received 1,599,125 shares of restricted common stock, and Mr. O'Brien received 1,645,625 shares of restricted common stock. Mr. Wheet and Mr. O'Brien were directors and shareholders and Dr. Beahm was a shareholder of Clear Image, Inc. prior to its acquisition by the Company.

     In 2007, each director was granted 2,000,000 options (a total of 6,000,000) to purchase common stock at $0.08 per share and we executed a new employment agreement with Mr. Wheet which included granting 5,000,000 options at $.08, both granted pursuant to Stock Option Plan, previously registered on Form S-8.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
     See "Index to and Description of Exhibits"

Reports on Form 8-K


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
     Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2007 and 2006 were $9,212 and $9,610 respectively.

Audit Related Fees
     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $-0- and $-0-.

Tax Fees
     Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2007 and 2006 were $830 and $765, respectively.

Audit Committee
     The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                    PART F/S

                         INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS
----------------------------
Independent Registered Public Accounting Firm........................................16

Balance Sheet At December 31, 2007...................................................17

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2007
And For The Years Ended December 31, 2007 and 2006...................................18

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2007
And For The Years Ended December 31, 2007 and 2006...................................19

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through
December 31, 2007....................................................................20

Notes to Financial Statements........................................................23

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Shareholders  of
Revolutions  Medical  Corporation  (formerly  Maxxon,  Inc.)
Tulsa,  Oklahoma

We have audited the accompanying consolidated balance sheet of Revolutions Medical Corporation (formerly Maxxon, Inc.) (a development stage company) for the year ended December 31, 2007, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2007 end 2006 and for the period from December 16, 1996 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maxxon, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from December 16, 1996 (inception) to December 31, 2007 in conformity with generally accepted accounting principles.

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

April 21, 2008

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                                     BALANCE SHEET
                                   December 31, 2007

                                     ASSETS
CURRENT ASSETS
Cash                                                                       $      2,398

Goodwill                                                                         23,276
                                                                           -------------

TOTAL ASSETS                                                               $     25,674
                                                                           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   $    284,286
Accrued Salaries                                                              1,214,563
Notes Payable and Accrued Interest                                              295,097
                                                                           -------------
  Total current liabilities                                                   1,794,036
                                                                           -------------

    Total liabilities                                                         1,794,036
                                                                           -------------

Minority Interest                                                              (122,750)
                                                                           -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding            1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 18,127,422 shares issued and outstanding        18,127
Paid in capital                                                              17,537,824
Deficit accumulated during the development stage                            (19,202,563)
                                                                           -------------
  Total shareholders' deficiency                                             (1,645,612)
                                                                           -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                             $     25,674
                                                                           =============

The accompanying notes are an integral part of the interim financial statements

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
         From Inception (August 16, 1996) Through December 31, 2006 and
                 For The Years Ended December 31, 2006 and 2005

                                      STATEMENTS OF OPERATIONS
                   From Inception (August 16, 1996) Through December 31, 2006 and
                           For The Years Ended December 31, 2006 and 2005


                                         FROM INCEPTION
                                           (AUGUST 16,
                                          1996) THROUGH         YEAR ENDED           YEAR ENDED
                                        DECEMBER 31, 2007    DECEMBER 31, 2007    DECEMBER 31, 2006
                                       -------------------------------------------------------------
Investment Income                      $          170,753   $                -   $                -
Other Income                                        3,857                    -                    -
                                       -------------------------------------------------------------
                                                  174,610                    -                    -
                                       -------------------------------------------------------------

EXPENSES
Research and development                        2,037,016              166,030               39,000
Purchased R&D- Clear Image
  Transaction (See Note 3)                      3,309,515            3,309,515                    -
General and administrative                     13,736,236              847,166              524,334
                                       -------------------------------------------------------------
  Total operating expenses                     19,082,767            4,322,711              563,334
                                       -------------------------------------------------------------

Operating loss                                (18,908,157)          (4,322,711)            (563,334)
                                       -------------------------------------------------------------

Interest income                                    17,276                    -                    -
                                       -------------------------------------------------------------

Interest expense                                  122,297               37,663               34,968
                                       -------------------------------------------------------------

Loss on disposal of assets                           (794)                   -                    -
                                       -------------------------------------------------------------

Depreciation and amortization                      75,536                    -                    -
                                       -------------------------------------------------------------

Compensation cost for options                     223,248              223,248                    -
                                       -------------------------------------------------------------

Minority Interest in Subsidiary Loss             (108,605)            (108,605)                   -
                                       -------------------------------------------------------------

Net loss from operations               $      (19,202,562)  $       (4,475,017)  $         (598,302)
                                       =============================================================

Weighted average shares
  outstanding                                  42,510,545           17,597,226            7,110,458
                                       -------------------------------------------------------------

Net loss per share (Note 1)            $            (0.45)  $            (0.25)  $            (0.08)
                                       =============================================================

The accompanying notes are an integral part of the interim financial statements

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                                                    STATEMENTS OF CASH FLOWS
                                 From Inception (August 16, 1996) Through December 31, 2006 and
                                         For The Years Ended December 31, 2006 and 2005


                                                                      FROM INCEPTION
                                                                        (AUGUST 16,
                                                                       1996) THROUGH                   YEARS ENDED
                                                                     DECEMBER 31, 2007    DECEMBER 31, 2007    DECEMBER 31, 2006
                                                                    -------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                            $      (19,202,562)  $       (4,475,017)  $         (598,302)
Plus non-cash charges to earnings:
  Stock compensation expense                                                   223,248              223,248                    -
  Depreciation and amortization                                                 75,525                    -                    -
  Purchase R&D - Clear Image                                                 3,309,514            3,309,514                    -
  Common stock issued for services                                           3,357,408                    -              108,500
  Preferred stock issued for services                                           20,000                    -               20,000
  Expenses paid by third parties                                                57,134                    -                    -
  Contribution of services by officer and employees                            799,154                    -                    -
  Services by officer and employees paid for
    with non-cash consideration                                                167,500                    -                    -
  Compensation cost for option price reduction                                  50,000                    -               50,000
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                      1,775,577                    -                    -
  Allowance for doubtful accounts                                               50,900                    -                    -
  Write-off of Notes Receivable                                                 14,636                    -                    -
  Write-off of organizational costs                                              3,196                    -                    -
  Write-off of zero value investments                                          785,418                    -                    -
  Write-off of leasehold improvements and computer equipment                     2,006                    -                    -
  Compensation costs for stock options and warrants
    granted to non-employees                                                 1,205,015                    -                    -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                      (68,900)                   -                    -
  (Increase) decrease in goodwill                                              (23,276)             (23,276)                   -
  (Increase) decrease in other receivables                                    (176,577)                   -                    -
  Increase (decrease) in accrued salaries and consulting                       989,601              273,501              220,774
  Increase (decrease) in accrued interest                                       91,177               37,664               34,968
  Increase (decrease) in accounts payable and accrued liabilities            1,375,834              300,259               54,590
                                                                    -------------------------------------------------------------
    Total operating activities                                              (5,118,472)            (354,107)            (109,470)
                                                                    -------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                          (67,042)                   -                    -
Investment in syringe patent development                                       (10,000)                   -                    -
Investment in Ives Health Company                                             (251,997)                   -                    -
Investment in The Health Club                                                  (10,000)                   -                    -
                                                                    -------------------------------------------------------------
    Total investing activities                                                (339,039)                   -                    -
                                                                    -------------------------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                                         13,907                    -                    -
Repayment of loans from shareholders                                            (8,005)                   -                    -
Repayments of Promissory Notes                                                 190,754                    -                    -
Common stock subscribed                                                         34,000                    -               34,000
Sale of preferred stock for cash:                                               (1,000)                   -                    -
Sale of common stock for cash:
  To third-party investors (prior to merger)                                   574,477                    -                    -
  To third-party investors                                                   3,701,044              474,999                    -
  From exercise of stock options                                               924,800                    -               78,000
  Less:  Issue Costs                                                          (102,318)                   -                    -
Convertible debentures issued for cash                                         355,000                    -                    -
Payment of exclusive license note payable                                     (100,000)                   -                    -
                                                                    -------------------------------------------------------------
    Total financing activities                                               5,582,659              474,999              112,000
                                                                    -------------------------------------------------------------

Minority interest                                                             (122,750)            (122,750)                   -
                                                                    -------------------------------------------------------------

Change in cash                                                                   2,398               (1,858)               2,530
Cash at beginning of peri  od                                                        -                4,256                1,726
                                                                    -------------------------------------------------------------

Cash at end of period                                               $            2,398   $            2,398   $            4,256
                                                                    =============================================================

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period                              57,571               28,487                    -
                                                                    -------------------------------------------------------------

Non-cash financing and investing activities:
  Investment in Globe Joint Venture                                           (637,566)                   -             (637,566)
  Common stock issued to founders                                                7,000                    -                    -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                                  300                    -                    -
  20 to 1 reverse stock split                                                  138,188              138,188                    -
  Common stock issued in Ives merger                                           346,262                    -                    -
  Common stock subscriptions                                                    69,800                    -                    -
  Capitalized compensation cost for options granted                          1,487,700                    -                    -
  Common stock issued in exchange for promissory note                          676,500                    -                    -
  Common stock issued for payment of debt                                       89,802                6,914                6,000
  Common stock issued for convertible debentures                               190,660                    -                    -
  Common stock issued for services                                             706,663              235,000                    -
  Common stock issued to pay Ives debt                                          27,000                    -                    -

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                From Inception (August 16, 1996) Through December 31, 2007


                                                                                     Deficit
                                                                                   Accumulated
                                                                                    during the
                              Preferred  Stock     Common      Stock    Paid-In    Development   Subscription
                               Shares    Amount    Shares     Amount    Capital       Stage       Receivable       Total
                              ---------  ------  -----------  -------  ----------  ------------  -------------  -----------
Balance at Inception
  (August 16, 1996)                                       -        -           -             -              -            -

Cerro Mining/Maxxon-
  OK Merger:
  Cerro Mining                                      531,000      531        (231)                                      300
  Maxxon-OK:
    Shares issued
      to founders                                 7,000,000    7,000           -                                     7,000
    Shares sold
      for cash to
      third-party investors                         578,000      578     573,899                                   574,477
Ives Transactions:
  Investment in Ives
    Health Company                                  311,240      311     310,951                                   311,261
  Investment in The
    Health Club                                      35,000       35      34,965                                    35,000
  Conversion of
    Ives Debt                                        18,513       19      26,981                                    27,000
Issuance of Common
  Stock for:
Cash from third-
  party investors                                   218,569      219     353,501                                   353,720
  Cash from related party
  Promissory Notes                                   64,500       65     128,935                                   129,000
  Subscriptions Receivable                           52,757       53      69,747                      (69,800)           -
  Services Rendered                                  90,499       90     173,337                                   173,427
  Debentures Converted                              102,673      103      74,897                                    75,000
Net Income (Loss) at
  December 31, 1997                                                                   (795,376)                   (795,376)
                                                                                   ------------                 -----------

Balance at December 31,
  1997                                            9,002,751    9,003   1,746,982      (795,376)       (69,800)     890,808

Issuance of Common
  Stock for:
  Conversion of Ives
    Debt                                             44,827       45      54,955                                    55,000
  Cash from third-
    party investor                                   50,000       50      90,950                                    91,000
  Options exercised by
    third-parties for cash                          545,867      546     359,354                                   359,900
  Options exercised by
    third-parties for
    services                                         24,133       24      18,076                                    18,100
  Services Rendered by
    third-parties                                   988,007      988     573,560                                   574,549
  Debentures Converted by
    third parties                                   548,574      549     274,451                                   275,000
  Settlement with
    related party                                   350,000      350           -                                       350
Certificates canceled:                              (91,572)     (92)    (40,173)                                  (40,265)
Value of Services
  Contributed
  by Officer
  and Employees                                                          114,154                                   114,154
Compensation Cost
  for Stock
  Options Granted
  To Non-Employees                                                       918,187                                   918,187
Cancellation of
  Subscriptions
Receivable from related
  party                                                                                                69,800       69,800
Net Income (Loss) at
  December 31, 1998                                                                 (2,584,383)                 (2,584,383)
                                                                                   ------------                 -----------
Balance at December
  31, 1998                                       11,462,587   11,463   4,110,497    (3,379,759)             0      742,201

Issuance of Common
  Stock for:
  Cash from third-party
  investor                                          390,693      390     342,034                                   342,424
  Less: Issue Costs                                                      (16,743)                                  (16,743)
  Options exercised by
    third-parties for cash                          300,000      300     149,700                                   150,000
  Services Rendered by
    third-parties                                   164,069      164     166,579                                   166,743
Value of Services
  Contributed
  by Officer and Employees                                               280,000                                   280,000
Compensation Cost
  for Stock
  options Granted to
  Non-Employees                                                           89,728                                    89,728
Net Income (Loss)
  at December 31, 1999                                                              (1,014,555)                 (4,014,555)
                                                                                   ------------                 -----------
Balance at December
  31, 1999                                       12,317,349   12,317   5,121,795    (4,394,314)             0      739,798

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                   From Inception (August 16, 1996) Through December 31, 2007


                                                                                          Deficit
                                                                                        Accumulated
                                                                                         during the
                                    Preferred  Stock     Common    Stock     Paid-In    Development   Subscription
                                     Shares    Amount    Shares    Amount    Capital       Stage       Receivable       Total
                                    ---------  ------  ----------  ------  -----------  ------------  -------------  -----------
Issuance of Common
  Stock for:
  Cash from third-party
    investor                                              862,776     863     249,525                                   250,388
  Less: Issue Costs
Value of Services
  Contributed
  by Officer and
  Employees                                                                   405,000                                   405,000
Net Income (Loss) at
  December 31, 2000                                                                      (1,347,859)                 (1,347,859)
                                                       -------------------------------------------------------------------------
Balance at December
  31, 2000                                             13,180,125  13,180   5,776,320    (5,742,173)             0       47,327

Issuance of Common
  Stock for:
  Cash from third-
    party investor                                      6,558,333   6,558   1,598,142                                 1,604,700
  Purchased by Employees                                3,650,000   3,650     543,850                     (547,500)           -
  Issued for Repayment
    of Debt                                                50,000      50       7,450                                     7,500
  Less: Issue Costs                                                           (85,575)                                  (85,575)
  Services Rendered by
    third-parties                                         450,000     450     422,000                                   422,450
Compensation Cost of
  stock issued
  and options granted for services                        200,000     200   1,487,500                                 1,487,700
Compensation Cost
  of stock issued
  and options granted
  for services
  to be amortized                                                          (1,048,754)                               (1,048,754)
Net Income (Loss) at
  December 31, 2001                                                                      (2,199,085)                 (2,199,085)
                                                       -------------------------------------------------------------------------
Balance at December 31,
  2001                                                 24,088,458  24,088   8,700,933    (7,941,258)      (547,500)     236,263

Issuance of Common
  Stock for:
  Cash from third-party
  investor                                              3,625,000   3,625     358,875                                   362,500
Exercise of Options                                     2,006,822   2,007      (2,007)                                        -
Payment towards
  promissory
  note balances                                                                                            102,803      102,803
Amortized Compensation
  Cost of stock
  issued  and options granted
  for services                                                                759,795                                   759,795
Compensation Cost of
  stock issued  and
  options granted for services                          1,200,000   1,200     323,300                                   324,500
Net Income (Loss) at
  December 31, 2002                                                                      (1,933,676)                 (1,933,676)
                                                       -------------------------------------------------------------------------
Balance at December
  31, 2002                                             30,920,280  30,920  10,140,896    (9,874,934)      (444,697)    (147,815)

Issuance of Common
  Stock for:
MPI settlement costs
  of stock issued
  and options granted
  for services                                          1,140,000   1,140     139,560                                   140,700
Compensation cost
  of stock issued
  and options granted
  for services                                          7,000,000   7,000     133,000                                   140,000
Amortized compensation
  cost of stock
  issued  and options granted for
  services                                                                    288,959                                   288,959
Indemnification cost
  of stock issued
  and options granted
  for services                                          4,000,000   4,000      76,000                                    80,000
Payment towards
  promissory note
  balances                                                                                                  69,201       69,201
Net Income (Loss) at
  December 31, 2003                                                                      (1,391,518)                 (1,391,519)
                                                       -------------------------------------------------------------------------
Balance at December
  31, 2003                                             43,060,280  43,060  10,778,415   (11,266,452)      (375,496)    (820,473)

Issuance of Common
  Stock for:
  Cash from third-
  party investor                                          100,000     100       4,900                                     5,000
Exercise of Options                                     5,866,000   5,866     248,234                                   254,100
Exercise of Warrants                                    1,462,000   1,462      71,638                       (1,000)      72,100
Compensation cost
  of stock issued
  for services                                         32,850,000  32,850     881,150                                   914,000

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                   From Inception (August 16, 1996) Through December 31, 2007


                                                                                        Deficit
                                                                                      Accumulated
                                                                                      during the
                         Preferred  Stock      Common        Stock       Paid-In      Development    Subscription
                          Shares    Amount     Shares        Amount      Capital         Stage        Receivable       Total
                         ---------  ------  -------------  ----------  ------------  -------------  --------------  ------------
Payment towards
  promissory
  note balances                                                                                            18,750        18,750
Net Income (Loss) at
  December 31, 2004                                                                    (1,552,008)                   (1,552,008)
                                            ------------------------------------------------------------------------------------
Balance at December
  31, 2004                                    83,338,280      83,338    11,984,337    (12,818,460)       (357,746)   (1,108,531)

Issuance of Common
  Stock for Cash:
  From third-party
  investors                                   13,039,187      13,039       277,661                                      290,700
  From the exercise
  of options                                   1,800,000       1,800        43,200                                       45,000
Issuance of Common
  Stock for
  Subscription                                 5,200,000       5,200        28,800                        (34,000)            -
Common stock
  issued for services                         21,250,000      21,250       455,250                                      476,500
Common stock
  issued
  pursuant to Joint
  Venture                                      5,833,331       5,833       132,000                                      137,833
Value of warrants
  granted
  pursuant to Joint
  Venture                                                          -       499,733                                      499,733
Value of options
  granted
  for services                                                             130,900                                      130,900
Reclassification
  of receivables
  against amounts
  owed                                                                                                    357,746       357,746
Net Income (Loss) at
December 31, 2005                                                                      (1,310,783)                   (1,310,783)
                                            ------------------------------------------------------------------------------------
Balance at December
   31, 2005                                  130,460,798     130,460    13,551,881    (14,129,243)        (34,000)     (480,902)

Issuance of Common
  Stock:
  From the exercise
  of options
  for services                                 1,000,000       1,000             -                                        1,000
From the exercise
  of options
  for cash                                     3,000,000       3,000        72,000                                       75,000
From the exercise
  of warrants                                  6,000,000       6,000
Payment of Common
  Stock Subscription                                                                                       34,000        34,000
Common Stock issued
  for services                                 5,500,000       5,500       102,000                                      107,500
Preferred Stock issued
  for services           1,000,000   1,000                                  19,000                                       19,000
Capital contributed
  by shareholder                                                             3,000                                        3,000
Cancellation of Joint
  Venture
  with Globe                                                              (625,066)                                    (625,066)
Common stock
  issued to
  Globe then returned
  to treasury                                   (500,000)       (500)      (12,000)                                     (12,500)
Compensation
  cost for
  option price
  reduction                                                                 50,000                                       50,000
Net Income (Loss) at
December 31, 2006                                                                                        (598,302)     (598,302)
                                            ------------------------------------------------------------------------------------
Balance at December
  31, 2006               1,000,000   1,000   145,460,798     145,460    13,160,815   $(14,727,545)              -    (1,427,270)

Issuance of
  Common Stock:
Reverse stock
  split (1 for 20)                          (138,187,826)   (138,188)      138,188                              -
Sale of common stock
  for cash:                                      845,000         845       299,155                                      300,000
Issuance of common
  stock for Clear                              8,273,788       8,274     3,301,241                                    3,309,515
Image stock stock
  compensation                                               223,246                                                    223,246
Issuance of Common
  Stock:
  From the exercise
  of options
    for cash                                     125,000         125         9,875                                       10,000
  From the exercise of
    warrants                                     345,662         346         6,568                                        6,914
Common Stock issued
  for services                                 1,225,000   $   1,225       388,775                                      390,000
Issuance of
  restricted stock                                40,000          40   $     9,960                                       10,000
Net Income (Loss) at
  December 31, 2007                                                                                 $  (4,475,017)   (4,475,017)
unknown                                                                                                                  (7,000)
                                            ------------------------------------------------------------------------------------
BALANCE AT
  DECEMBER 31, 2007      1,000,000   1,000    18,127,422   $  18,127   $17,537,823                  $ (19,202,562)  $(1,645,612)

            REVOLUTIONS MEDICAL CORPORATION  (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------

     Revolutions Medical Corporation (formerly Maxxon, Inc.)., a Nevada corporation, ("RMC" or "the Company" or "RevMed") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. The Company has no products for sale at this time.

     On March 26, 2007, RevMed completed the acquisition of Clear Image Acquisition Corporation ("Acquisition Corp.") in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc. ("Clear Image") in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. The sole asset of Acquisition Corp was a block of 8,260,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image's outstanding common stock.

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

Stock-based Compensation
------------------------

     On January 2, 2006, the first day of the 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") beginning in fiscal 2006. The Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the Company's consolidated financial statements for prior fiscal years have not been restated to reflect the impact of SFAS 123R.

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

Earnings (Loss) per Share
-------------------------

     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2007 and 2006 calculations of loss per share.

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


New Accounting Standards
------------------------

The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not any effect on the Company's financial statements and related disclosures.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements "(SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Upon adoption of SFAS 157, the Company anticipates including additional disclosures in its financial statements.

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115 ("SFAS 159"). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and the adoption this standard did not have any effect on the Company's financial position and results of operations.


NOTE 2 - UNCERTAINTIES

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(19,202,562) for the period from inception (August 16, 1996) to December 31, 2007. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MAXXON/GLOBE JOINT VENTURE AGREEMENT

     On November 3, 2006, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. In connection with the agreement, Maxxon issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to year end, the Company ended the joint venture and cancelled the shares common stock and options that were issued to Globe pursuant to the agreement. As a result, the Company estimated the value of the joint venture at December 31, 2007 to be $0. On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2006 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.


NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald Wheet, CEO
--------------------------------------------

     Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000.As of December 31, 2007, the Company owed Mr. Wheet $211,024 pursuant to his prior employment agreement. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

     Mr. Wheet may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Wheet to relocate or assigns duties not commensurate with his position as CEO,
(v) Mr. Wheet is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. Wheet under this agreement. For two years following his resignation or termination , Mr. Wheet will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company's customers or accounts.


Mutual Release and Settlement Agreement With Former CEO
-------------------------------------------------------

On April 14, 2006, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $203,920 (amount outstanding at December 31, 2007) and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2007. As of December 31, 2007, the Company had accrued interest payable of $91,176. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000During the quarter ended September 30, 2007, the Company issued 345,662 shares of common stock upon the exercise of a warrant. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note payable by the Company.

Amounts Due Pursuant to Employment and Consulting Agreements
------------------------------------------------------------

     As of December 31, 2007, the Company had accrued approximately $984,128 pursuant to employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

Legal Action Against Former Joint Venture Partner
-------------------------------------------------

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


NOTE 5 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

SERIES 2007 PREFERRED STOCK

     Dividends: Currently, the sole holder of the 1,000,000 shares of Series 2007 Preferred Stock outstanding is Rondald L. Wheet, our Chairman, President and CEO. The holder of the Series 2006 Preferred stock is entitled to receive, ratably, dividends when, as and if declared by the board of directors out of funds legally available therefore. If any dividend or other distributions are declared on our common stock, then a dividend or other distribution must also be declared on the outstanding Series 2006 Preferred stock at the same time and on the same terms and conditions, so that each holder of Series 2006 Preferred stock will receive the same dividend or distribution such holder would have received if the holder had converted his Series 2006 Preferred stock as of the record date for determining stockholders entitled to receive such dividend or distribution.

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

2007  Common  Stock  Transactions
---------------------------------

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

     During the three months ended September 30, 2007, the Company issued 224,000 shares of its restricted common stock for $56,000 in cash. The Company issued 300,000 shares for consulting services valued at $102,500 and 400,000 shares for color MRI research and development valued at $75,000. During the quarter ended September 30, 2007, the Company issued 345,662 shares of common stock upon the exercise of a warrant. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note payable by the Company to the warrant holder.

     During the quarter ended December 31, 2007, the Company issued 125,000 shares of its common stock upon exercise of stock options at $0.08 per share for a total of $10,000. The Company also issued 40,000 shares of its restricted stock at $0.25 per share for a total of $10,000. The Company also granted 6,000,000 options to the three directors at $0.08 per share. These options are immediately exerciseable and expire in three years. The Company also issued 5,000,000 immediately exerciseable stock options at $0.08 per share to its president in conjunction with entering into a new three year employment agreement with him.

     2006 Common Stock Transactions
     ------------------------------

     During the quarter ended December 31, 2006, the Company issued 2,280,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash.

     During the quarter ended September 30, 2006, the Company issued 20,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash.

     During the quarter ended June 30, 2006, the Company issued 1,000,000 shares of its common stock pursuant to the exercise of options by the Company's legal counsel. The exercise price of $1,000 was paid by legal services. The Company also issued 700,000 shares of its common stock pursuant to the exercise of options at $0.025 per share for cash. In addition, the Company recognized approximately $50,000 in additional compensation cost when the option exercise price for 2,000,000 options was lowered from $0.05 per share to $0.025 per share. During the quarter ended June 30, 2007, the Company issued 500,000 shares of its common stock for consulting services and recorded expense of $10,000. The shares were valued based on the closing price on the date the shares were issued, less a discount of 50% for Rule 144 restrictions. The Company also returned 500,000 shares of its common stock to treasury as the shares were subject to certain performance targets by Globe which were not met. The Company reduced the value of the Joint Venture by $12,500 which was the value recorded when the shares were originally issued.

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


NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at December 31, 2007:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                      OPTIONS     WARRANTS        TOTAL      EXERCISE PRICE
                                    --------------------------------------------------------
Balance at December 31, 2006         2,200,000    9,063,239     11,263,239   $         0.250
Effect of Reverse Split (1 for 20)  (2,090,000)  (8,610,077)   (10,700,077)
Granted                             11,000,000            0     11,000,000             0.080
Exercised                             (125,000)    (345,662)      (470,662)            0.080
Expired/Forfeited                            0            0              0
                                    ---------------------------------------
BALANCE AT DECEMBER 31, 2007        10,985,000      107,500   $ 11,092,500             0.090
                                    ========================================================

OPTIONS & WARRANTS OUTSTANDING                  EXERCISABLE
                                ---------------------------------------------  --------------------------
                                                 Weighted
                                    Number        Average                           Number      Weighted
                                Outstanding at   Remaining       Weighted       Exercisable at   Average
                                 December 31,   Contractual  Average Exercise    December 31,   Exercise
Range of Exercise Price              2007          Life            Price             2007         Price
---------------------------------------------------------------------------------------------------------
OPTIONS
0.08                                10,875,000         3.00               0.08      10,875,000       0.08
1.00                                    55,000         5.34  $            1.00          55,000  $    1.00
10.00                                   55,000         2.00  $           10.00          55,000  $   10.00
                                --------------                                  --------------
                                    10,985,000                                      10,985,000
                                --------------                                  --------------
------------
WARRANTS
5.00                                   107,500   0.10 years  $            5.00         107,500  $    5.00
                                --------------                                  --------------
                                    11,092,500                                      11,092,500
                                --------------                                  --------------


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

NOTE 8 - REVERSE STOCK SPLIT

     On January 18, 2007, the Company's name changed from Maxxon, Inc. to Revolutions Medical Corporation and the Company's common stock was reverse split on a 20 to 1 basis which changed the number of outstanding shares of common stock from 145,560,798 to 7,272,972. The number of authorized shares of common stock was not affected by the reverse stock split and remains at 250,000,000 shares.

NOTE 9 - ACQUISITION OF CLEAR IMAGE ACQUISITION CORP

     On March 26, 2007, RevMed completed the acquisition of Clear Image Acquisition Corporation ("Acquisition Corp.") in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc. ("Clear Image") in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. The sole asset of Acquisition Corp was a block of 8,260,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image's outstanding common stock. By acquiring Acquisition Corp, RevMed has acquired control of Clear Image, Inc. as a partially-owned subsidiary.

     In determining the number of shares to be exchanged by RevMed for the shares of Clear Image shares held by Acquisition Corp., the Board based the transaction value on the funds expended by Clear Image for the color MRI technology in its then current state, using a value of Forty Cents ($.40) per share, which was the average market value when the acquisition agreement was signed in January, 2007. During the third quarter of 2007, it was determined that the accounting treatment for the transaction should be accounted for in accordance with FASB Interpretation No. 4. "Applicability of FASB Statement No.2 to Business Combinations Accounted for by the Purchase Method" and Statement of Financial Accounting Standards No. 2 "Accounting for Research and Development Costs." which require research and development costs to be expensed if there are no alternative uses. Accordingly, the Company recorded goodwill of $23,274 and an expense of $3,309,515.

     The shareholders of Acquisition Corp. did not receive a larger portion ofthe voting rights in RevMed, the surviving company, because of RevMed's outstanding preferred stock (See Note 5. "Preferred Stock and Common Stock Transactions"), so the transaction did not require the use of recapitalization or reverse merger accounting. RevMed plans to pay the minimal costs of Acquisition Corp's liquidation and dissolution.

     Prior to RevMed's acquisition of Acquisition Corp., RevMed's officer and directors were directors and shareholders of Clear Image, Inc. and, along with other shareholders, contributed their Clear Image shares to Acquisition Corp. In connection with RevMed's acquisition of Acquisition Corp., Ron Wheet, RevMed's CEO and a Director, received 2,286,000 shares of RevMed restricted common stock;Dr. Beahm, a Director, received 1,599,125 shares of RevMed restricted common stock; and Mr. O'Brien, a Director, received 1,645,625 shares of RevMed restricted common stock.

Index to and Description of Exhibits
------------------------------------

EX
No.                              Description of Exhibit
---                              ----------------------


2.1 Amended Articles of Incorporation (filed as Exhibit 2.1 to our Amended Form 10-SB filed August 15, 2001with amendment filed as Exhibit A to our Definitive 14 C Information Statement filed November 29, 2007)

2.2  Bylaws (filed as Exhibit 2.2 to our Amended Form 10-SB filed August 15,
     2001)

4.1 Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999

10.1 Joint Venture Agreement with Globe dated November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 17, 2006)

10.2 Safety Scalpel Joint Venture agreement with Globe dated August 11, 2006 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 19, 2006.)

10.3 Employment Agreement with Rondald L. Wheet (Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 2007)

10.4 Mutual Release and Settlement Agreement between the Company and Gifford M. Mabie dated April 14, 2006 (incorporated herein by reference to Exhibit
     10.13 of the Company's Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 15, 2006.)

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


                                             REVOLUTIONS MEDICAL CORPORATION


                                             /s/ RONDALD L. WHEET
                                             --------------------

                                             By:  Rondald L. Wheet,
                                             Chief Executive Officer

April 23, 2008


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ RONDALD L. WHEET     Chief Executive Officer and Director     April 13, 2007
--------------------
                         (Principal Executive Officer and
Rondald L. Wheet         Principal Accounting Officer)

/s/ DR. THOMAS BEAHM     Director                                 April 13, 2007
--------------------
Dr. Thomas Beahm

/s/ THOMAS O'BRIEN       Director                                 April 13, 2007
------------------
Thomas O'Brien