Form 10QSB
period 2008-03-31
Revolutions Medical CORP
filed 2008-05-15
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                 For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 19,638,422 shares of common stock, $0.001 par value, outstanding and 1,000,000 shares of Series 2007 preferred stock, $0.001 par value outstanding as of April 30, 2008.

PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheet at March 31, 2008 (Unaudited)                               3
Consolidated Statements of Operations For The Period From Inception (August 16, 1996)
to March 31, 2008 and For The Three Months Ended
March 31, 2008 and 2007 (Unaudited)                                                    4


Consolidated Statements of Cash Flows For The Period From Inception (August 16, 1996)
to March 31, 2008 and For The Three months Ended March 31, 2008 and 2007 (Unaudited)   5

Notes to Consolidated Financial Statements (Unaudited)                                 7

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 March 31, 2008
                                  (Unaudited)

                                         ASSETS


CURRENT ASSETS
Cash                                                                          $2,554
Goodwill                                                                         23,276
                                                                           -------------

TOTAL ASSETS                                                               $     25,830
                                                                           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   $    284,537
Accrued Salaries                                                              1,263,653
Notes Payable and Accrued Interest                                              286,858
                                                                           -------------
  Total current liabilities                                                   1,835,048
                                                                           -------------

    Total liabilities                                                         1,835,048
                                                                           -------------

Minority Interest                                                              (139,871)
                                                                           -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding            1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 19,127,422 shares issued and outstanding        19,127
Paid in capital                                                              17,636,824
Deficit accumulated during the development stage                            (19,326,298)
                                                                           -------------
  Total shareholders' deficiency                                             (1,669,347)
                                                                           -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                             $     25,830
                                                                           =============

The accompanying notes are an integral part of the interim financial statements

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
          From Inception (August 16, 1996) Through March 31, 2008 and
               For The Three Months Ended March 31, 2008 and 2007

                                        FROM INCEPTION
                                         (AUGUST 16,
                                        1996) THROUGH     THREE MONTHS ENDED    THREE MONTHS ENDED
                                        MARCH 31, 2008      MARCH 31, 2008        MARCH 31, 2007
                                       ------------------------------------------------------------
Investment Income                      $       170,753   $                 -   $                 -
Other Income                                     3,857                     -                     -
                                       ------------------------------------------------------------
                                               174,610                     -                     -
                                       ------------------------------------------------------------

EXPENSES
Research and development                     2,045,016                 8,000                10,000
Purchased R&D- Clear Image
  Transaction (See Note 3)                   3,309,515                     -             3,309,515
General and administrative                  13,869,092               132,856               306,331
                                       ------------------------------------------------------------
  Total operating expenses                  19,223,623               140,856             3,625,846
                                       ------------------------------------------------------------

Operating loss                             (19,049,013)             (140,856)           (3,625,846)
                                       ------------------------------------------------------------

Interest income                                 17,276                     -                     -
                                       ------------------------------------------------------------

Interest expense                               122,297                     -                 9,487
                                       ------------------------------------------------------------

Loss on disposal of assets                        (794)                    -                     -
                                       ------------------------------------------------------------

Depreciation and amortization                   75,536                     -                     -
                                       ------------------------------------------------------------

Compensation cost for options                  223,248                     -                     -
                                       ------------------------------------------------------------

Minority Interest in Subsidiary Loss          (125,725)              (17,120)                    -
                                       ------------------------------------------------------------

Net loss from operations               $   (19,326,299)  $          (123,736)  $         3,635,333)


Weighted average shares outstanding         43,010,545            18,362,324             7,450,750
                                       ------------------------------------------------------------

Net loss per share (Note 1)            $         (0.45)  $             (0.01)  $             (0.49)
                                       ============================================================

The accompanying notes are an integral part of the interim financial statements

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
          From Inception (August 16, 1996) Through March 31, 2008 and
               For The Three Months Ended March 31, 2008 and 2007

                                                                     FROM INCEPTION
                                                                      (AUGUST 16,
                                                                     1996) THROUGH           THREE MONTHS ENDED
                                                                     MARCH 31, 2008    MARCH 31, 2008    MARCH 31, 2007
                                                                    ----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                            $   (19,326,298)  $      (123,736)  $    (3,635,333)
Plus non-cash charges to earnings:
  Stock compensation expense                                                223,248                 -                 -
  Depreciation and amortization                                              75,525                 -                 -
  Purchase R&D - Clear Image                                              3,309,514                           3,309,315
  Common stock issued for services                                        3,357,408                 -           212,500
  Preferred stock issued for services                                        20,000                 -                 -
  Expenses paid by third parties                                             57,134                 -                 -
  Contribution of services by officer and employees                         799,154                 -                 -
  Services by officer and employees paid for
    with non-cash consideration                                             167,500                 -                 -
  Compensation cost for option price reduction                               50,000                 -                 -
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                   1,775,577                 -                 -
  Allowance for doubtful accounts                                            50,900                 -                 -
  Write-off of Notes Receivable                                              (8,239)           (8,239)                -
  Write-off of Notes Receivable                                              14,636                 -                 -
  Write-off of organizational costs                                           3,196                 -                 -
  Write-off of zero value investments                                       785,418                 -                 -
  Write-off of leasehold improvements and computer equipment                  2,006                 -                 -
  Compensation costs for stock options and warrants
    granted to non-employees                                              1,205,015                 -                 -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                   (68,900)                -                 -
  (Increase) decrease in goodwill                                           (23,276)                -                 -
  (Increase) decrease in other receivables                                 (176,577)                -                 -
  Increase (decrease) in accrued salaries and consulting                  1,038,601            49,000            66,251
  Increase (decrease) in accrued interest                                    91,177                 -             9,487
  Increase (decrease) in accounts payable and accrued liabilities         1,376,085               251            17,323
                                                                    ----------------------------------------------------
    Total operating activities                                           (5,201,196)          (82,724)                -
                                                                    ----------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                       (67,042)                -                 -
Investment in syringe patent development                                    (10,000)                -                 -
Investment in Ives Health Company                                          (251,997)                -                 -
Investment in The Health Club                                               (10,000)                -                 -
                                                                    ----------------------------------------------------
    Total investing activities                                             (339,039)                -                 -
                                                                    ----------------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                                      13,907                 -                 -
Repayment of loans from shareholders                                         (8,005)                -                 -
Repayments of Promissory Notes                                              190,754                 -                 -
Common stock subscribed                                                      34,000                 -
Sale of preferred stock for cash:                                            (1,000)                -                 -
Sale of common stock for cash:
  To third-party investors (prior to merger)                                574,477                 -                 -
  To third-party investors                                                3,801,044           100,000            58,500
  From exercise of stock options                                            924,800                 -                 -
  Less:  Issue Costs                                                       (102,318)                -                 -
Convertible debentures issued for cash                                      355,000                 -                 -
Payment of exclusive license note payable                                  (100,000)                -                 -
                                                                    ----------------------------------------------------
    Total financing activities                                            5,682,659           100,000            58,500
                                                                    ----------------------------------------------------

Minority interest                                                          (156,880)          (17,120)          (14,145)
                                                                    ----------------------------------------------------

Change in cash                                                                2,554               156               823
Cash at beginning of period                                                       -             2,398             4,256
                                                                    ----------------------------------------------------

Cash at end of period                                               $         2,554   $         2,554   $         5,079
                                                                    ====================================================

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period                           57,571                 -                 -
                                                                    ----------------------------------------------------

Non-cash financing and investing activities:
  Investment in Globe Joint Venture                                        (637,566)                -                 -
  Common stock issued to founders                                             7,000                 -                 -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                               300                 -                 -
  20 to 1 reverse stock split                                               138,188                 -                 -
  Common stock issued in Ives merger                                        346,262                 -                 -
  Common stock subscriptions                                                 69,800                 -                 -
  Capitalized compensation cost for options granted                       1,487,700                 -                 -
  Common stock issued in exchange for promissory note                       676,500                 -                 -
  Common stock issued for payment of debt                                    89,802                 -                 -
  Common stock issued for convertible debentures                            190,660                 -                 -
  Common stock issued for services                                          706,663                 -                 -
  Common stock issued to pay Ives debt                                       27,000                 -                 -

                 REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                  (UNAUDITED)


NOTE 1 -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------
     The accompanying interim consolidated financial statements of Revolutions Medical Corporation ("RevMed") and its partially-owned subsidiary Clear Image, Inc. ("Clear Image"), together referred to as the "Company" are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes fort he year ended December 31, 2007 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

Earnings  (Loss)  per  Share
----------------------------
     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock  of  the Company outstanding  during  the  period.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2008 and 2007 calculations of loss per share.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements "(SFAS
157). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115 ("SFAS 159"). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers anew basis of accounting for an existing asset or liability. SFAS 159 is effective in the first quarter of 2008 and the Company is currently evaluating the impact of adoption on its financial position and results of operations. The Company did not elect fair value treatment for any of its eligible assets or liabilities.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 2 - UNCERTAINTIES

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of$(19,326,298) for the period from inception (August 16, 1996) to March 31,2008. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 3 - ACQUISITION OF CLEAR IMAGE ACQUISITION CORP

     On March 26, 2007, RevMed completed the acquisition of Clear Image Acquisition Corporation ("Acquisition Corp.") in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc.

("Clear  Image"),  an place State Oklahoma corporation,  in  order to assemble a control  block  of  the  shares  of  Clear  Image  for  the  purposes  of such a transaction. The sole asset of Acquisition Corp was a block of 9,824,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image's outstanding common stock. By acquiring
Acquisition Corp, RevMed has acquired control of Clear Image, Inc. as a partially-owned subsidiary.

     In determining the number of shares to be exchanged by RevMed for the shares of Clear Image shares held by Acquisition Corp., the Board based the transaction value on the funds expended by Clear Image for the color MRI technology in its then current state, using a value of Forty Cents ($.40) per share, which was the average market value when the acquisition agreement was signed in January, 2007. During the third quarter of 2007, it was determined that the accounting treatment for the transaction should be accounted for in accordance with FASB Interpretation No. 4. "Applicability of FASB Statement No.2 to Business Combinations Accounted for by the Purchase Method" and Statement of Financial Accounting Standards No.2 "Accounting for Research and Development Costs." which require research and development costs to be expensed if there are no alternative uses. Accordingly, the Company recorded goodwill of $23,276 and an expense of $3,309,515.

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


NOTE  4  -     OTHER  COMMITMENTS  AND  CONTINGENCIES

Employment  Agreement  with  Rondald  Wheet,  CEO
-------------------------------------------------
     Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000.As of December 31, 2007, the Company owed Mr. Wheet $211,024 pursuant to his prior employment agreement. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

     Mr. Wheet may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Wheet to relocate or assigns duties not commensurate with his position as CEO, (v) Mr. Wheet is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. Wheet under this agreement. For two years following his resignation or termination, Mr. Wheet will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company's customers or accounts.

Mutual Release and Settlement Agreement With Former CEO
--------------------------------------------------------------
     On April 14, 2006, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $203,920 (amount outstanding at December 31, 2007) and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2007. As of December 31, 2007, the Company had accrued interest payable of $91,176. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000During 2007, the Company issued 345,662 shares of common stock upon the exercise of a warrant. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note payable by the Company.

On April 8, 2008, the Company entered into a Memorandum of Understanding with its former CEO to settle this outstanding obligation through the issuance of its common stock on a quarterly basis commencing May 8, 2008 for one year. The value of the issuance of the common stock will be determined by the market value of the ten day average price following May 8, 2008 through May 18, 2008.


Amounts Due Pursuant to Employment and Consulting Agreements
-------------------------------------------------------------------
     The Company has accrued $984,128 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

Clear Image Patent Applications and License to Color MRI Technology
------------------------------------------------------------------------
     Clear Image owns four (4) separate patent applications, filed June 15, 2006, which were assigned to Clear Image by its consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

     In 1996, Clear Image, Inc. acquired an exclusive license to a color MRI technology from the University of South Florida Research Foundation ("USFRF").In 2002, USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts", an assertion which Clear Image disputed. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF. Clear Image believes that its color MRI technology does not rely on the license; however, the legal implications are uncertain. There is no assurance that this 2002 dispute with USFRF will not recur.

Legal Action Against Former Joint Venture Partner
-------------------------------------------------------
     On November 3, 2005, the Company and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. In connection with the agreement, the Company issued restricted shares of its common stock, valued at$625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares common stock and options that were issued to Globe pursuant to the agreement. On March 1, 2007, the Company filed a law suit in the District Court of Tulsa County, Oklahoma against Globe Med Tech,
Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company's causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company's Original Petition and Application for Temporary and Permanent Injunctions against Globe on January30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe. Globe has appealed the judgment. On November 23, 2007, the Court signed an order granting Globe's Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.


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

     Voting Rights: A Series 2006 preferred stock holder is entitled to 125votes for each share of common stock into which his Series 2006 Preferred Stock is then convertible (presently on a one for one basis), voting together with our common stock as a single class. Cumulative voting is not permitted. Upon conversion of each Series 2006 preferred share, each share of common stock issued will be entitled to only one (1) vote per common share.

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

COMMON  STOCK  TRANSACTIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2008

     During the three months ended March 31, 2007, the Company issued 1,000,000 stock options to an individual in conjunction with a consulting agreement.
These options were valued at $0.10 per share and were exercised during the first quarter. The Company received $100,000 in proceeds related to the exercise of these options.


NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at December 31, 2007:

                                                                       WEIGHTED
                                                                        AVERAGE
                                OPTIONS    WARRANTS      TOTAL      EXERCISE PRICE
                              -----------------------------------------------------
Balance at December 31, 2007  10,985,000   9,063,239   11,263,239   $         0.090
Granted                        1,000,000                1,000,000             0.100
Exercised                     (1,000,000)              (1,000,000)            0.100
Expired/Forfeited                      0           0            0
                              ------------------------------------
BALANCE AT MARCH 31, 2008     10,985,000     107,500  $11,092,500             0.090
                              ====================================

OPTIONS & WARRANTS OUTSTANDING                   EXERCISABLE
                                -----------------------------------------------------------------
                                                  Weighted
                                    Number        Average                  Number      Weighted
                                Outstanding at   Remaining    Weighted   Exercisable  at Average
                                  March 31,     Contractual   Exercise    March 31,    Exercise
Range of Exercise Price              2008       Average Life    Price       2008         Price
-------------------------------------------------------------------------------------------------

OPTIONS
0.08                                10,875,000          3.00       0.08   10,875,000         0.08
1.00                                    55,000          5.34  $    1.00       55,000  $      1.00
10.00                                   55,000          2.00  $   10.00       55,000  $     10.00
                                --------------                           -----------
                                    10,985,000                               10,985,
                                --------------                           -----------
WARRANTS
5.00                                   107,500    0.10 years  $    5.00      107,500  $      5.00
                                --------------                           -----------
                                    11,092,500                            11,092,500
                                --------------                           -----------


NOTE 7 - RELATED  PARTY  TRANSACTIONS

     In connection with the acquisition of Clear Image Acquisition Corp. by Rev Med, Ron Wheet, CEO and Director, received 2,286,000 shares of restricted Rev Med common stock, Dr. Beahm, a Director, received
1,599,125 shares of restricted RevMed common stock, and Mr. O'Brien, a Director, received 1,645,625shares of restricted RevMed common stock. Mr. Wheet and Mr. O'Brien were directors and shareholders and Dr. Beahm was a shareholder of Clear Image Acquisition Corp. Prior to its acquisition by the Company.

     During the three months ended March 31, 2008, the Company accrued$45,000 of salary payments due to Tom O'Brien, a director, for his service as president of Clear Image, Inc. Mr. O'Brien's monthly salary is $15,000.


NOTE 8 - FINANCIAL ADVISORY AND INVESTMENT BANKING AGREEMENT

The Company entered into a financial advisory and investment banking agreement with Spartan Securities Group, LTD. The agreement engaged Spartan on a non-exclusive basis for two years to provide services to include, but not limited to, arranging meetings with investment banking firms, rendering advice on internal operations, rendering advice on corporate finance matters, rendering advice or assistance on merger or acquisition activities and rendering advice on capital raising activities. Spartan will be compensated with commissions based on specified percentages in the contract related to the aggregate consideration received in the underlying merger or acquisition, equity placement, third party debt placement transaction. In certain transactions Spartan may be eligible to receive warrants to purchase common stock of the Company.


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

     Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the RevVac retractable safety syringe, which is designed specifically to reduce accidental needle stick injuries. On February 6, 2007, the Company announced an agreement with Strategic Product Development, Inc. ("SPD") to provide FDA regulatory compliance, manufacturing management capabilities and ongoing product development services. On March 5, 2007, the Company announced that SON Medical, a privately held contract regulatory and testing consulting firm located in the Boston area, was chosen to conduct lab testing for the Company's RevVac retractable safety syringe. The Company is presently seeking the funds necessary to commence and complete the lab testing, the results of which will then be used as part of the Company's planned 510K submission to the FDA. There is no assurance that sufficient funds will be raised on a timely basis or at all or that the planned 510K submission to the FDA will be completed or approved by the FDA. See "RISK FACTORS."

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

     Clear Image is engaged in the development of technology which can segmentate and reference MRI images. By "segmenting" an image, the Company's technology will let the user select a part of the image (bone, fluid, tissue)and render that selection in 3 dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By "referencing" the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF
(see "RISK FACTORS" RISKS RELATED TO CLEARIMAGE AND THE COLOR MRI TECHNOLOGY.). In addition, Clear Image owns four (4)separate patent applications, filed June 15, 2006 which were assigned over by Clear Image's consultant, Richard Theriault. Clear Image, Inc.'s President is Thomas O'Brien, who is also a director of the Company. Mr. O'Brien, age 60, has more than twenty years of general management experience in the medical device field. He has special expertise in domestic and international sales, marketing and distribution of high technology medical systems and services, having held executive positions with companies such as Pfizer, Toshiba and Johnson &Johnson-owned Technicare Corporation. Mr. O'Brien also serves as a director of Clear Image. Rondald Wheet, President and a director of the Company, age 42, is Vice-President and Secretary of Clear Image and serves as a director.

     Because our planned products are in various stages of development, we have no revenue. Our efforts to date have been funded almost entirely through sales of our common stock. We require substantial additional capital to complete the development of, to obtain approvals for and to begin commercializing the RevVacretractable safety syringe and the Clear Image color MRI software. There is no assurance that such capital will be available to us when needed, on acceptable terms, or at all. There is no assurance that our planned products will be commercially viable. Our present and future collaborative partners may require significant amounts of time to complete product design, develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our planned products will also require FDA approval before they can be sold in the United States and similar approvals from foreign countries where our products may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval.

It could be years, if ever, before our planned products are sold in the United States or anywhere else in the world. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

On May 1, 2008 the Financial Industry Regulatory Authority (FINRA) approved the Company's common stock to begin trading on the Over the Counter Bulletin Board.

STATUS  OF  PLANNED  PRODUCTS

The Company has been working towards raising the $160,000 necessary to complete the 510(k) FDA submission for its RevVac safety syringe. Rev Med hired and announced that Strategic Product Development ("SPD") will handle the 510(k)submittal. SPD plans to use Son Medical for the outside lab testing. This planned 510(k) submission will include 3cc, 5cc, and 10cc sizes of the RevVac safety syringe. This syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on are website at www.revolutionsmedical.com. The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

     When an MRI is taken, the images are sent to a pictural archival computer systems ("PACS"), which displays the images for a radiologist to view. RevMed has hired and announced Strategic Product Development ("SPD") to be its project design consultant for the purpose of implementing the color MRI software(including 3-D and automatic segmentation) on a PACS delivery platform and has given approval for SPD to enter into a binding letter of intent with Cambridge Medical Information Corporation ("CMIC") to use their PACS delivery platform, known as zPACS, which is an advanced fully functional PACS system currently in operation at several major international hospitals. The estimated cost of this project is $400,000, which RevMed is working to raise. A video of the MRI software can be found on the Company's website.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
-------------------------------------------------------
The following discussion of our cash requirements and liquidity and resources contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect," "plan," "anticipate," "believe," "estimate," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors; including, our ability to obtain financing when needed. A discussion of these risks and uncertainties can be found under the heading "RISKFACTORS" and elsewhere in this report. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS
-----------------------------------------------------
As of March 31, 2008, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. The company needs $1 million in the next six months. This will cover $160,000 to complete outside lab testing and FDA application costs for our RevVac safety syringe. Also this will cover the $400,000 to completely install our proprietary MRI software in an existing PACS system. The rest will cover general working capital expense. The company will seek additional capital of $3 million in six months if a strategic partner is not found to fund both projects. This money will be used as follows: $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe product development, $1.0 of which is for manufacturing of safety syringes if FDA approval is obtained, and $1.0 for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

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

BECAUSE WE HAVE NO PRODUCTS FOR SALE, WE DO NOT GENERATE REVENUE AND DO NOT HAVEOTHER RESOURCES TO FUND OPERATIONS; THESE CONDITIONS RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

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

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE DEVELOPING OUR PLANNEDPRODUCTS. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL.RAISING SUCH CAPITAL MAY DILUTESTOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISECAPITAL, WE MAY BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY.

The Company requires an estimated $3.8 million in capital over the next twelve months; $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe FDA approval and if approval is obtained, to setup manufacturing, and $1.0 million for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries; and $800,000 for outstanding liabilities. There is no assurance, however, that we will be successful in raising the funds when needed, on acceptable terms, or at all. There is no assurance that development of our planned products will not require a significant amount of time to commence or to complete and there is no assurance that the costs will not be significantly greater than current estimates.

We will require substantial additional capital thereafter to commercialize our planned products. Our commercialization efforts will include, but are not limited to, entering into agreements with third parties for manufacturing(including building molds, designing manufacturing processes and obtaining specialized equipment for our retractable safety syringe), marketing and distribution, and obtaining FDA and/or other regulatory approvals, all of which are necessary before our planned products can be sold and which may take a significant amount of time, if not years, to complete.

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

RISKS  RELATED  TO  CLEAR  IMAGE  AND  THE  COLOR  MRI  TECHNOLOGY.
There are numerous risks surrounding Clear Image, including but not limited to the following. Although Clear Image was organized in October, 1998 and has been in existence for approximately eight years, it has a limited operating history and remains a development stage company. Clear Image has suffered due to under-capitalization and lack of working capital and its auditors have stated in their opinions that, since the corporation is a development stage company within sufficient revenues to fund development and operating expenses, there is" substantial doubt about its ability to continue as a going concern". Clear Image has had annual losses since its inception and will continue to incur losses until it completes product development, of which there is no assurance. Clear Image acquired an exclusive license relating to the color MRI technology from the University of South Florida Research Foundation ("USFRF"). The license required that the licensee use its "best efforts" to develop the technology, although that term is undefined. On August 1, 2002 USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts". Clear Image disputes that and believes that USFRF cannot terminate the license. The dispute is unresolved; Clear Image has withheld the royalty payments due, although they have been accrued as liabilities. At this point in time, Clear Image believes that its products do not rely on the license; however, the legal implications are uncertain and termination of the license could materially adversely affect the business and revenues of Clear Image. Other companies are working on similar technologies. How such technologies, if completed, will compare to the Company's, what the comparative pricing and terms of use will be, and what the relative market acceptances will be, is uncertain. It is highly probable that Clear Image will need to enter into one or more joint ventures or similar arrangement with a company in the MRI field which can offer both financial and marketing support. Whether such an arrangement can be developed is uncertain. It is most likely that Clear Image will need to enter into licensing arrangements, for sub- portions of its technology as those are ready for commercialization, but whether such licenses will be taken, and the terms of them, are uncertainties. Other risks related to Clear Image may be discussed in "RISK FACTORS" contained elsewhere in this report.

OUR PLANNED PRODUCTS MAY PROVE TO BE TOO EXPENSIVE TO MANUFACTURE AND MARKETSUCCESSFULLY, WHICH WOULD HARM OUR FUTURE PROSPECTS.
     Our planned products may prove to be too expensive to manufacture and market successfully. Market acceptance of our products will depend in large part upon our ability to demonstrate the operational and safety advantages of our product as well as the cost effectiveness of our product compared to both standard and other safety needle products. If we are unable to produce products that are competitive with standard products, we will not be able to sell our products. This could have a material adverse effect on our operations.

IF WE ARE NOT ABLE TO ENTER INTO MANUFACTURING ARRANGEMENTS FOR OUR PLANNEDPRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED.
We have no experience in establishing, supervising or conducting commercial manufacturing. We plan to rely on third party contractors to manufacture our planned products. We may never be successful in establishing manufacturing capabilities for our planned products. Relying on third parties may expose us to the risk of not being able to directly oversee the manufacturing process, which may adversely affect the production and quality of our planned products. Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or other unforeseeable acts that may delay or prevent production. We may not be able to manufacture our retractable safety needle in sufficient quantities at an acceptable cost, or at all, which could materially adversely affect our future prospects.

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

IF WE ARE UNABLE TO PROTECT OUR PLANNED PRODUCTS, OR TO AVOID INFRINGING ON THERIGHTS OF OTHERS, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

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

Clear  Image  Patent  Applications
----------------------------------
     Clear Image owns four (4) separate patent applications, filed June 15, 2006, which were assigned over by Clear Image's consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business. See also "RISKS RELATED TO CLEAR IMAGE AND COLOR MRI TECHNOLOGY."

It is most likely that Clear Image will need to enter into licensing arrangements, for sub- portions of its technology as those are ready for commercialization, but whether such licenses will be taken, and the terms of them, are uncertainties.

General  Risks  Related  to  Intellectual  Property
---------------------------------------------------
     The Company does not yet have patent protection for some of its planned products and there is no assurance that such patent protections will be sought or secured. We do not have foreign patent protection for any of our planned products. There is no assurance that we will have the financial resources to apply for U.S. or foreign patent protections, that such U.S. or foreign patent protections will be available to us or if available, that they will result in any meaningful protection for our planned products. Even if we are successful in obtaining patent protection, whether in the U.S. or abroad, it may not afford protection against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate our technology.

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

     In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations ("GPOs") rather than the end-users of the product(nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, BD,has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. We may not be successful in obtaining any contracts with GPO's, which would severely limit our product's marketability in the U.S. We will be materially adversely affected if we are unable to compete successfully.

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

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMONSTOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS AND WARRANTS WE HAVE GRANTEDOR MAY GRANT IN THE FUTURE AND BY THE COMMON STOCK WE HAVE ISSUED OR WILL ISSUEIN THE FUTURE.
     On April 24, 2007, the Company registered 20,000,000 shares of its common stock reserved under its 2007 Stock Option Plan. The Company plans to grant substantial portion of these reserved shares to its officers and directors. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of the date of this report, we had a total of 217,500 options and warrants outstanding, which consisted of options to purchase up to 110,000shares of common stock at exercise prices ranging from $1.00 to $10.00 per share(of which 94,000 were exercisable) and warrants to purchase up to 107,500 shares of common stock at an exercise price of $5.00 per share (all of which were exercisable). All of the options and warrants outstanding are presently "out of the money", meaning that the exercise price in greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

     From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of March 31, 2008, the Company had 250,000,000 shares authorized and19,127,422 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

THE  LOSS  OF  THE  SERVICES  OF  CERTAIN  THIRD  PARTIES  AND  OUR  OFFICER AND
DIRECTORCOULD  HAVE  A  MATERIAL  ADVERSE  EFFECT  ON  OUR  BUSINESS.
     We are dependent upon the services of third parties related to development and commercialization of our planned products. The loss of their services and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. We are also dependent upon the services of Ron Wheet, our officer and director. The loss of his services or our inability to retain suitable replacements could have a material adverse effect on our ability to continue operating.

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

OUR PLANNED PRODUCTS, IF SUCCESSFULLY COMMERCIALIZED, COULD BE EXPOSED TOSIGNIFICANT PRODUCT LIABILITY CLAIMS WHICH COULD BE TIME CONSUMING AND COSTLY TODEFEND, DIVERT MANAGEMENT ATTENTION AND ADVERSELY IMPACT OUR ABILITY TO OBTAINAND MAINTAIN INSURANCE COVERAGE, WHICH COULD JEOPARDIZE OUR LICENSE.
     The testing, manufacture, marketing and sale of our planned products will involve an inherent risk that product liability claims will be asserted against us. We currently do not have insurance which relates to product liability, but will seek to obtain coverage at such time as we have a product ready to sell, although there is no assurance we will be able to obtain or to pay for such coverage. Even if we obtain product liability insurance, it may prove inadequate to cover claims and/or costs related to potential litigation. The costs and availability of product liability insurance are unknown. Product liability claims or other claims related to our planned product, regardless of their outcome, could require us to spend significant time and money in litigation onto pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our planned products.

STRINGENT,  ONGOING  GOVERNMENT  REGULATION  AND  INSPECTION  OF  OUR  PLANNED
PRODUCTSCOULD  LEAD  TO  DELAYS  IN  MANUFACTURE,  MARKETING  AND  SALES
     The FDA continues to review products even after they receive FDA approval. If and when the FDA approves our planned products, manufacturing and marketing will be subject to ongoing regulation, including compliance with current Good Manufacturing Practices, adverse reporting requirements and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. We and any third party manufacturers we may use are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of our planned products. In addition, the FDA can withdraw a previously approved product from the market at any time, upon receipt of newly discovered information.

HEALTHCARE REFORM AND CONTROLS ON HEALTHCARE SPENDING MAY LIMIT THE PRICE WE CANCHARGE FOR OUR PLANNED PRODUCTS AND THE AMOUNT WE CAN SELL
     The federal government and private insurers have considered ways to change, and have changed, the manner in which healthcare services are provided in the United States. Potential approaches and changes in recent years include controls on healthcare spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our product, if and when it is commercially available. Assuming we succeed in bringing our product to market, uncertainties regarding future healthcare reform and private practices could impact our ability to sell our product in large quantities at profitable pricing.

     It is quite possible that new regulations could be proposed and adopted which could restrict marketing of our products. Although we are not presently aware of any such pending or proposed regulations, there is no assurance that they will not be enacted or imposed.

UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT COULD AFFECT OUR ABILITY TO SELL OURPLANNED PRODUCTS AT A PROFIT
     Sales of medical products largely depend on the reimbursement of patients' medical expenses by governmental healthcare programs and private health insurers. There is no guarantee that governmental healthcare programs or private health insurers will cover the cost of our product, if and when it is commercially available, or permit us to sell our product at a high enough price to generate a profit.

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

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  FUTURE  LOSSES
     We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of March 31, 2008, we had accumulated a deficit of approximately $(19,327,000). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINEIN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU
     The market price of our common stock, which is over the counter (National Quotation Bureau "Pink Sheets") under the symbol "RMCP", has been, and may continue to be, highly volatile. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

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

ALTHOUGH WE BELIEVE THAT OUR SYSTEM OF DISCLOSURE CONTROLS AND INTERNAL CONTROLSOVER FINANCIAL REPORTING ARE ADEQUATE, SUCH CONTROLS ARE SUBJECT TO INHERENTLIMITATIONS.
      Although we believe that our system of disclosure controls and internal controls over financial reporting are adequate, we can not assure you that such controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MR. WHEET, OUR CEO AND A DIRECTOR, HAS VOTING CONTROL OF THE COMPANY AND CANUNILATERALLY MAKE BUSINESS DECISIONS FOR US. ALTHOUGH WE HAVE TWO OUTSIDEDIRECTORS, THERE ARE NO PROCEDURES IN PLACE TO RESOLVE POTENTIAL CONFLICTS ANDTO EVALUATE RELATED PARTY TRANSACTIONS THAT ARE TYPICALLY REVIEWED BY INDEPENDENT DIRECTORS.
     Because Mr. Wheet owns 1,000,000 Series 2006 Preferred shares, which gives him the right to vote 125,000,000 shares in addition to the shares of common stock he already owns, voting together as a single class with the Company's common stock., he controls a majority of the Company's common stock and can unilaterally make business decisions on our behalf. Although we recently appointed two outside directors, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS
     We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.


ITEM  3.  CONTROLS  AND  PROCEDURES
     As of the end of the period covered by this report, being March 31,2008, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer (who is also our principal financial officer) concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action. See "RISK FACTORS" for a discussion of the inherent limitations of any system of controls and procedures.


PART  II-OTHER  INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS
     On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. ("Globe") to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company's causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company's Original Petition and Application for Temporary and Permanent Injunctions against Globe on January30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe. Globe has appealed the judgment. On November 23, 2007, the Court signed an order granting Globe's Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
     Equity transactions for the three months ended March 31, 2008 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 5. "Preferred Stock and Common Stock Transactions."

ITEM  3.  CONTROLS  AND  PROCEDURES.
     The Company's disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and(ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company's management, with the participation four CEO/CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of March 31, 2008. Based on that evaluation, the Company's CEO/CFO concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15,were effective at the reasonable assurance level. However, management's assessment identified the following material weaknesses :

     - As of March 31, 2008 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.
     - As of March 31, 2008 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.
     - As of March 31, 2008 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

The Company also disclosed these weaknesses in our Form 10-KSB filed on April 24, 2008. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

 (a)  Exhibits

              31.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

              32.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  b)  Reports on  Form  8-K

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

Date:  May 14, 2008


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONDALD L. WHEET   Chief Executive Officer and Director     May 14, 2008
--------------------
Rondald L. Wheet       (Principal Executive Officer and
                        Principal Accounting Officer)


/s/ DR. THOMAS BEAHM   Director                                 May 14, 2008
---------------------
Dr. Thomas Beahm


/s/ THOMAS O'BRIEN     Director                                 May 14, 2008
---------------------
Thomas O'Brien