Form 10-Q
period 2008-06-30
Revolutions Medical CORP
filed 2008-08-21
CIK 1041009

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


  X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 21,075,273 shares of common stock, $0.001 par value, outstanding and 1,000,000 shares of Series 2007 preferred stock, $0.001 par value outstanding as of July 28, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheet at June 30, 2008 (Unaudited)                                  3

Consolidated Statements of Operations For The Period From Inception (August 16, 1996)
to June 30, 2008 and For The Six Months Ended  June 30, 2008 and 2007 (Unaudited)        4

Consolidated Statements of Cash Flows For The Period From Inception (August 16, 1996)
to June 30, 2008 and For The Six months Ended June 30, 2008 and 2007 (Unaudited)         5

Notes to Consolidated Financial Statements (Unaudited)                                   6

                  REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                              (A Development Stage Company)

                                      BALANCE SHEET
                                      June 30, 2008
                                       (Unaudited)

                                         ASSETS

CURRENT ASSETS
Cash                                                                        $     16,241

Goodwill                                                                          23,276
                                                                            -------------

TOTAL ASSETS                                                                $     39,517
                                                                            =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                    $    374,537
Accrued Salaries                                                               1,188,503
Notes Payable and Accrued Interest                                               215,143
                                                                            -------------
  Total current liabilities                                                    1,778,183
                                                                            -------------
    Total liabilities                                                          1,778,183
                                                                            -------------

Minority Interest                                                               (156,993)
                                                                            -------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding             1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 20,717,388 shares issued and outstanding         20,666
Paid in capital                                                               17,952,937
Deficit accumulated during the development stage                             (19,556,276)
                                                                            -------------
  Total shareholders' deficiency                                              (1,581,673)
                                                                            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $     39,517
                                                                            =============

The accompanying notes are an integral part of the interim financial statements



                                   STATEMENTS OF OPERATIONS
                  From Inception (August 16, 1996) Through June 30, 2008 and
                       For The Three Months Ended June 30, 2008 and 2007



                                        FROM INCEPTION
                                         (AUGUST 16,
                                        1996) THROUGH     SIX MONTHS ENDED    SIX MONTHS ENDED
                                        JUNE 30, 2008      JUNE 30, 2008       JUNE 30, 2007
                                       --------------------------------------------------------
Investment Income                      $       170,753   $               -   $               -
Other Income                                     3,857                   -                   -
                                       --------------------------------------------------------
                                               174,610                   -                   -
                                       --------------------------------------------------------

EXPENSES
Research and development                     2,045,016               8,000             111,045
Purchased R&D- Clear Image
  Transaction (See Note 3)                   3,309,515                   -                   -
General and administrative                  14,083,383             347,147             488,679
                                       --------------------------------------------------------
  Total operating expenses                  19,437,914             355,147             599,724
                                       --------------------------------------------------------

Operating loss                             (19,263,304)           (355,147)           (599,724)
                                       --------------------------------------------------------

Interest income                                 17,276                   -                   -
                                       --------------------------------------------------------

Interest expense                               122,297                   -              18,975
                                       --------------------------------------------------------

Loss on disposal of assets                        (794)                  -                   -
                                       --------------------------------------------------------

Gain on extinguishment of debt                   1,434               1,434                   -
                                       --------------------------------------------------------

Depreciation and amortization                   75,536                   -                   -
                                       --------------------------------------------------------

Compensation cost for options                  223,248                   -                   -
                                       --------------------------------------------------------

Net loss before minority interest           19,664,881)           (353,713)           (618,699)
                                       --------------------------------------------------------

Minority Interest in Subsidiary Loss          (142,848)            (34,243)                  -
                                       --------------------------------------------------------

Net loss from operations               $   (19,522,033)  $        (319,470)  $        (618,699)
                                       ========================================================

Weighted average shares
  Outstanding                               41,519,191          19,422,405          12,271,287
                                       --------------------------------------------------------

Net loss per share (Note 1)            $         (0.47)  $           (0.02)  $           (0.02)
                                       ========================================================

The accompanying notes are an integral part of the interim financial statements



                                 REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                              (A Development Stage Company)

                                           STATEMENTS OF stocktickerCASH FLOWS
                               From Inception (August 16, 1996) Through June 30, 2008 and
                                     For The Six Months Ended June 30, 2008 and 2007

                                                                     FROM INCEPTION
                                                                      (AUGUST 16,
                                                                     1996) THROUGH              SIX MONTHS ENDED
                                                                     JUNE 30, 2008      JUNE 30, 2008      JUNE 30, 2007
                                                                    -----------------------------------------------------
OPERATING ACTIVITIES
Loss from operations before minority interest                       $   (19,664,881)  $        (353,713)  $     (618,699)
Plus non-cash charges to earnings:
  Stock compensation expense                                                223,248                   -                -
  Depreciation and amortization                                              75,525                   -                -
  Purchase R&D - Clear Image                                              3,309,514                   -                -
  Common stock issued for services                                        3,357,408                   -          212,500
  Preferred stock issued for services                                        20,000                   -                -
  Expenses paid by third parties                                             57,134                   -                -
  Contribution of services by officer and employees                         799,154                   -                -
  Services by officer and employees paid for
    with non-cash consideration                                             167,500                   -                -
  Compensation cost for option price reduction                               50,000                   -                -
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                   1,775,577                   -                -
  Allowance for doubtful accounts                                            50,900                   -                -
  Gain on extinguishment of debt                                             (1,434)             (1,434)               -
  Write-off of Notes Receivable                                              14,636                   -                -
  Write-off of Notes Payable                                                 (8,239)             (8,239)               -
  Write-off of organizational costs                                           3,196                   -                -
  Write-off of zero value investments                                       785,418                   -                -
  Write-off of leasehold improvements and computer equipment                  2,006                   -                -
  Compensation costs for stock options and warrants
    granted to non-employees                                              1,205,015                   -                -
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                   (68,900)                  -                -
  (Increase) decrease in goodwill                                           (23,276)                  -                -
  (Increase) decrease in other receivables                                 (176,577)                  -                -
  Increase (decrease) in accrued salaries and consulting                  1,188,503              90,161          139,500
  Increase (decrease) in accrued interest                                    91,177                   -           18,975
  Increase (decrease) in accounts payable and accrued liabilities         1,349,639             (26,060)             435
                                                                    -----------------------------------------------------
    Total operating activities                                           (5,417,757)           (299,285)        (247,289)
                                                                    -----------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                       (67,042)                  -                -
Investment in syringe patent development                                    (10,000)                  -                -
Investment in Ives Health Company                                          (251,997)                  -                -
Investment in The Health Club                                               (10,000)                  -                -
                                                                    -----------------------------------------------------
    Total investing activities                                             (339,039)                  -                -
                                                                    -----------------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                                      13,907                   -                -
Repayment of loans from shareholders                                         (8,005)                  -                -
Repayments of Promissory Notes                                              190,754                   -                -
Common stock subscribed                                                      34,000                   -                -
Sale of preferred stock for cash:                                            (1,000)                  -                -
Sale of common stock for cash:
  To third-party investors (prior to merger)                                574,477                   -                -
  To third-party investors                                                3,818,249             117,205          244,000
  From exercise of stock options                                          1,154,966             230,166                -
  Less:  Issue Costs                                                       (102,318)                  -                -
Convertible debentures issued for cash                                      355,000                   -                -
Payment of exclusive license note payable                                  (100,000)                  -                -
                                                                    -----------------------------------------------------
    Total financing activities                                            5,930,030             347,371          244,000
                                                                    -----------------------------------------------------

Minority interest                                                          (156,993)            (34,243)               -
                                                                    -----------------------------------------------------
Change in cash                                                               16,241              13,843           (3,289)
Cash at beginning of period                                                       -               2,398            4,256
                                                                    -----------------------------------------------------
Cash at end of period                                               $        16,241   $          16,241   $          967
                                                                    =====================================================

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period                           57,571                   -                -
                                                                    -----------------------------------------------------

Non-cash financing and investing activities:
  Acquisition of Color MRI Technology                                     3,309,515                   -        3,309,515
  Investment in Globe Joint Venture                                        (637,566)                  -                -
  Common stock issued to founders                                             7,000                   -                -
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                               300                   -                -
  20 to 1 reverse stock split                                               138,188                   -                -
  Common stock issued in Ives merger                                        346,262                   -                -
  Common stock subscriptions                                                 69,800                   -                -
  Capitalized compensation cost for options granted                       1,487,700                   -                -
  Common stock issued in exchange for promissory note                       676,500                   -                -
  Common stock issued for payment of debt                                    89,802              70,281                -
  Common stock issued for convertible debentures                            190,660                   -                -
  Common stock issued for services                                          706,663                   -                -
  Common stock issued to pay Ives debt                                       27,000                   -                -

The accompanying notes are an integral part of the interim financial statements

                 REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2008
                                  (UNAUDITED)


NOTE 1 -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------
     The accompanying interim consolidated financial statements of Revolutions Medical Corporation ("RevMed") and its partially-owned subsidiary Clear Image, Inc. ("Clear Image"), together referred to as the "Company" are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

Loss per Share
----------------------------
     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net loss per share is calculated by dividing net loss available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted loss per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2008 and 2007 calculations of loss per share.

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

In May, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The application of the Statement will have no effect on the Company's financial position, results of operations or cash flows.
In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the impact of adoption of the Staff Position on the financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 2 - UNCERTAINTIES

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of$(19,556,276) for the period from inception (August 16, 1996) to June 30,2008. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

Mutual Release and Settlement Agreement With Former CEO
-------------------------------------------------------
On April 14, 2005, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $203,920 (amount outstanding at December 31, 2007) and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2007. As of December 31, 2007, the Company had accrued interest payable of $91,176. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000. During 2007, the Company issued 345,662 shares of common stock upon the exercise of a warrant. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note payable by the Company. The former CEO has exercised all warrants under this mutual release and settlement agreement.

On April 8, 2008, the Company entered into a Memorandum of Understanding with its former CEO to settle this outstanding obligation through the issuance of its common stock on a quarterly basis commencing May 8, 2008 for one year. The value of the issuance of the common stock will be determined by the market value of the ten day average price following May 8, 2008 through May 18, 2008.

Amounts Due Pursuant to Employment and Consulting Agreements
------------------------------------------------------------
     The Company has accrued $984,128 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company's RevVac Safety Syringe
-----------------------------------------------------------
     Although the Company owns a patent published January 2005 and a patent application was filed by the Globe/RevMed Joint Venture in September 2005 for the RevVac safety syringe, there is no assurance that a patent will issue, that further patent protections will be sought or secured, or that any present patents will provide the Company with protections. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business. As of June 30, 2008 the Company has filed for international patent protection in Mexico, Canada, China, Japan, and Europe.

Clear Image Patent Applications and License to Color MRI Technology
-------------------------------------------------------------------
     Clear Image owns four (4) separate patent applications, filed June 15, 2007, which were assigned to Clear Image by its consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

     In 1998, Clear Image, Inc. acquired an exclusive license to a color MRI technology from the University of South Florida Research Foundation ("USFRF").In 2002, USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts", an assertion which Clear Image disputed. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF. Clear Image believes that its color MRI technology does not rely on the license; however, the legal implications are uncertain. There is no assurance that this 2002 dispute with USFRF will not recur.

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

Amounts due to consultants
--------------------------

During the six months ended June 30, 2008 the Company entered into an agreement with a third party who would prepare and file necessary documentation with the Food and Drug Administration ("FDA") related to one of the Company's products under development. The cost of the agreement is $199,000, payable in installments based on milestones of the project. At June 30, 2008 the Company has paid $50,020 related to this commitment.


NOTE 5 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

SERIES 2006 PREFERRED STOCK

     The Company has authorized 5,000,000 shares of its Series 2006 preferred stock, of which1,000,000 shares are outstanding. All 1,000,000 outstanding shares of Series 2006 preferred stock are owned by Rondald L. Wheet, our Chairman, President and CEO. Because each share of Series 2006 preferred stock is entitled to 125 votes per share, Mr. Wheet has voting control of the Company with votes representing 125,000,000 common shares.

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

COMMON  STOCK  TRANSACTIONS  FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2008

     During the six months ended June 30, 2008, the Company issued 1,000,000 stock options to an individual in conjunction with a consulting agreement. These options were valued at $0.10 per share and were exercised during the first
Quarter of 2008. The Company received $100,000 in proceeds related to the exercise of these options.

     Also during the six months ended June 30, 2008, the Company issued shares of common stock to one individual as payment for debt owed under a note payable. The debt will be satisfied with Company stock expensing an even amount each quarter over a period of twelve months. During the six months ended June 30, 2008 143,429 shares of stock were issued pursuant to this agreement. See Note 9 for additional discussion.

     During the six months ended June 30, 2008, an additional 800,000 shares of common stock were issued as option holders exercised their options to purchase common stock and 646,537 shares were issued to third party investors. The Company received proceeds of $247,372 in connection with these shares issuances.


NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at June 30, 2008:

WEIGHTED
                                                                       AVERAGE
                                OPTIONS    WARRANTS     TOTAL      EXERCISE PRICE
                              ----------------------------------------------------
Balance at December 31, 2007  10,985,000    107,500   11,092,500   $         0.090
Granted                        1,000,000               1,000,000             0.100
Exercised                     (1,800,000)             (1,800,000)            0.100
Expired/Forfeited                      -          -            -
                              -----------------------------------
BALANCE AT JUNE 30, 2008      10,185,000    107,500  $10,292,500             0.090
                              ===================================

OPTIONS & WARRANTS OUTSTANDING                  EXERCISABLE
                                -----------------------------------------------------------------
                                                  Weighted
                                    Number        Average      Number     Weighted
                                Outstanding at   Remaining    Weighted   Exercisable  at Average
                                   June 30,     Contractual   Exercise    June 30,     Exercise
Range of Exercise Price              2008       Average Life    Price       2008         Price
                               ------------------------------------------------------------------

OPTIONS
0.08                                10,075,000          3.00  $    0.08   10,075,000  $      0.08
1.00                                    55,000          5.34  $    1.00       55,000  $      1.00
10.00                                   55,000          2.00  $   10.00       55,000  $     10.00
                               ---------------                           -----------
                                    10,185,000                            10,185,000
                               ---------------                           -----------
WARRANTS
5.00                                   107,500    0.10 years  $    5.00      107,500  $      5.00
                               ---------------                           -----------
                                    10,292,500                            10,292,500
                               ---------------                           -----------


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

     During the six months ended June 30, 2008, the Company accrued$90,000 of salary payments due to Tom O'Brien, a director, for his service as president of Clear Image, Inc. Mr. O'Brien's monthly salary is $15,000.


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


NOTE 9 - EXTINGUISHMENT OF DEBT

During the six months ended June 30, 2008 the Company entered into an agreement to extinguish debt with an individual to whom the Company had a note payable outstanding. The individual agreed to extinguishment of the debt in exchange for shares of the Company's common stock. The extinguishment will occur over a twelve month period in which four equal quarterly payments will be made with the Company's common stock. During the six months ended June 30, 2008 the Company issued 143,429 shares of common stock which reduced the $295,097 note payable by $71,714. In accordance with applicable accounting standards, a gain on extinguishment was recorded in the statements of operations during the period of $1,434 that was equal to the difference between the carrying amount of the debt and the fair value of the common stock issued.


ITEM 2.  PLAN OF OPERATION


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. See "RISK FACTORS."

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

     Clear Image is engaged in the development of technology which can segmentate and reference MRI images. By "segmenting" an image, the Company's technology will let the user select a part of the image (bone, fluid, tissue)and render that selection in 3 dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By "referencing" the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF (see "RISK FACTORS" RISKS RELATED TO CLEARIMAGE AND THE COLOR MRI TECHNOLOGY.). In addition, Clear Image owns four (4)separate patent applications, filed June 15, 2006 which were assigned over by Clear Image's consultant, Richard Theriault. Clear Image, Inc.'s President is Thomas O'Brien, who is also a director of the Company. Mr. O'Brien, age 60, has more than twenty years of general management experience in the medical device field. He has special expertise in domestic and international sales, marketing and distribution of high technology medical systems and services, having held executive positions with companies such as Pfizer, Toshiba and Johnson &Johnson-owned Technicare Corporation. Mr. O'Brien also serves as a director of Clear Image. Rondald Wheet, President and a director of the Company, age 43, is Vice-President and Secretary of Clear Image and serves as a director.

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

STATUS  OF  PLANNED  PRODUCTS

The Company has been working towards raising the $199,000 necessary to complete the 510(k) FDA submission for its RevVac safety syringe. Rev Med hired and announced that Strategic Product Development ("SPD") will handle the 510(k)submittal. SPD plans to use Son Medical for the outside lab testing. This planned 510(k) submission will include 3cc, 5cc, and 10cc sizes of the RevVac safety syringe. This syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on are website at www.revolutionsmedical.com. The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

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

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS
--------------------------------------------------
The following discussion of our cash requirements and liquidity and resources contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "expect," "plan," "anticipate," "believe," "estimate," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors; including, our ability to obtain financing when needed. A discussion of these risks and uncertainties can be found under the heading "RISKFACTORS" and elsewhere in this report. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS
-----------------------------------------------------

As of June 30, 2008, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. The company needs $1.15 million in the next twelve months. This will cover $199,000 to complete outside lab testing and FDA application costs for our RevVac safety syringe. Also this will cover the $400,000 to completely install our proprietary MRI software in an existing PACS system. The rest will cover general working capital expense. The company will seek additional capital of $1.15 million in twelve months if a strategic partner is not found to fund both projects. This money will be used as follows: for costs to finalize product development and to begin beta testing for the color MRI technology, for safety syringe product development, for manufacturing of safety syringes if FDA approval is obtained, and for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 20,717,388 shares were issued and outstanding as of June 30, 2008. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.


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

WE  REQUIRE  SUBSTANTIAL  ADDITIONAL  CAPITAL TO CONTINUE DEVELOPING OUR PLANNED
PRODUCTS. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL.RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISECAPITAL, WE MAY BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY.

The Company requires an estimated $1.15 million in capital over the next twelve months; $500 thousand of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $50 thousand of which is for safety syringe FDA approval. If approval is obtained another $250 thousand will be needed to begin manufacturing, and $350 thousand will be needed for expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries; and for outstanding liabilities which it will seek to lower or satisfy in the near future. There is no assurance, however, that we will be successful in raising the funds when needed, on acceptable terms, or at all. There is no assurance that development of our planned products will not require a significant amount of time to commence or to complete and there is no assurance that the costs will not be significantly greater than current estimates.

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

     As of the date of this report, we had a total of 10,292,500 options and warrants outstanding, which consisted of options to purchase up to 10,185,000 shares of common stock at exercise prices ranging from $0.08 to $10.00 per share(of which all were exercisable) and warrants to purchase up to 107,500 shares of common stock at an exercise price of $5.00 per share (all of which were exercisable). All of the options and warrants outstanding are presently "out of the money", meaning that the exercise price is greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

     From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of June 30, 2008, the Company had 250,000,000 shares authorized and 20,717,388 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

WE  HAVE  A  HISTORY  OF  LOSSES  AND  EXPECT  FUTURE  LOSSES
     We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of June 30, 2008, we had accumulated a deficit of approximately $(19,558,000). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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


ITEM  3.  CONTROLS  AND  PROCEDURES
     As of the end of the period covered by this report, being June 30,2008, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer (who is also our principal financial officer) concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action. See "RISK FACTORS" for a discussion of the inherent limitations of any system of controls and procedures.


PART  II - OTHER  INFORMATION


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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
     Equity transactions for the six months ended June 30, 2008 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 5. "Preferred Stock and Common Stock Transactions."

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company's management, with the participation four CEO/CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of June 30, 2008. Based on that evaluation, the Company's CEO/CFO concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15,were effective at the reasonable assurance level. However, management's assessment identified the following material weaknesses :

     - As of June 30, 2008 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US ("GAAP") and the financial reporting requirements of the Securities and Exchange Commission.

     - As of June 30, 2008 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

     - As of June 30, 2008 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Date:  August 14, 2008


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONDALD L. WHEET   Chief Executive Officer and Director     August 14, 2008
--------------------
Rondald L. Wheet       (Principal Executive Officer and
                        Principal Accounting Officer)


/s/ DR. THOMAS BEAHM   Director                                 August 14, 2008
---------------------
Dr. Thomas Beahm


/s/ THOMAS O'BRIEN     Director                                 August 14, 2008
---------------------
Thomas O'Brien