Form 10-Q
period 2008-09-30
Revolutions Medical CORP
filed 2008-11-14
CIK 1041009

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended September 30, 2008

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

There were 20,626,302 shares of common stock, $0.001 par value, outstanding and 1,000,000 shares of Series 2007 preferred stock, $0.001 par value outstanding as of September 30, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS



Consolidated Balance Sheet at September 30, 2008 (Unaudited)                 3

Consolidated Statements of Operations For The Period From Inception
(August 16, 1996) to September 30, 2008 and For The Nine Months Ended
September 30, 2008 and 2007 (Unaudited)                                      4


Consolidated Statements of Cash Flows For The Period From Inception
(August 16, 1996) to September 30, 2008 and For The Nine months Ended
 September 30, 2008 and 2007 (Unaudited)                                     5

Notes to Consolidated Financial Statements (Unaudited)                       6


                         REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                       (A Development Stage Company)

                                               BALANCE SHEET
                                            September 30, 2008
                                                (Unaudited)

                                                  ASSETS

                                                                              9/30/08          12/31/07
                                                                           ------------------------------

CURRENT ASSETS
Cash                                                                       $      8,607      $      2,398

Goodwill                                                                         23,276            23,276
                                                                           ------------------------------

TOTAL ASSETS                                                               $     31,883      $     25,674
                                                                           ==============================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   $    421,683      $    284,286
Accrued Salaries                                                              1,151,603         1,214,563
Notes Payable and Accrued Interest                                              143,429           295,097
                                                                           ------------------------------
  Total current liabilities                                                   1,716,715         1,794,036
                                                                           ------------------------------

    Total liabilities                                                         1,716,715         1,794,036
                                                                           ------------------------------

Minority Interest                                                              (180,495)         (122,750)
                                                                           ------------------------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding            1,000             1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 20,626,302 and 18,127,422                       22,574            18,127
  shares issued and outstanding at 9/30/08 and 12/31/07, respectively
Paid in capital                                                              18,604,388        17,537,824
Deficit accumulated during the development stage                            (20,132,560)      (19,202,563)
                                                                           ------------------------------
  Total shareholders' deficiency                                             (1,504,337)       (1,645,612)
                                                                           ------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                             $     31,883      $     25,674
                                                                           ==============================


The accompanying notes are an integral part of the interim financial statements







                  REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                               (A Development Stage Company)

                                  STATEMENTS OF OPERATIONS
              From Inception (August 16, 1996) Through September 30, 2008 and
                   For The Nine Months Ended September 30, 2008 and 2007


                                         FROM INCEPTION
                                          (AUGUST 16,
                                         1996) THROUGH  NINE MONTHS ENDED  NINE MONTHS ENDED
                                         SEPT 30, 2008    SEPT 30, 2008      SEPT 30, 2007
                                         ------------------------------------------------

Investment Income                        $    170,753      $         --      $         --
Other Income                                    3,857                --                --
                                         ------------------------------------------------
                                              174,610                --                --
                                         ------------------------------------------------

EXPENSES
Research and development                    2,183,056           146,040           166,030
Purchased R&D- Clear Image
  Transaction (See Note 3)                  3,309,515                --         3,309,515
General and administrative                 14,169,331           543,094           704,423
                                         ------------------------------------------------
  Total operating expenses                 19,661,707           689,134         4,179,788
                                         ------------------------------------------------

Operating loss                            (19,487,097)         (689,134)       (4,179,788)
                                         ------------------------------------------------

Interest income                                17,276                --                --
                                         ------------------------------------------------

Interest expense                              122,297                --            28,486
                                         ------------------------------------------------

Loss on disposal of assets                       (794)               --                --
                                         ------------------------------------------------

Gain on extinguishment of debt                 10,398            10,398                --
                                         ------------------------------------------------

Depreciation and amortization                  75,536                --                --
                                         ------------------------------------------------

Compensation cost for options                 474,509           251,261                --
                                         -------------------------------------------------

Net loss before minority interest         (20,132,559)         (929,997)       (4,208,274)
                                         ------------------------------------------------

Minority Interest in Subsidiary Loss         (166,349)          (57,744)          (90,089)
                                         ------------------------------------------------

Net loss from operations                 $(19,662,210)     $   (872,253)     $ (4,118,185)
                                         ================================================

Weighted average shares
  outstanding                              67,175,311        19,376,862        17,585,953
                                         ------------------------------------------------

Net loss per share (Note 1)              $      (0.29)     $      (0.04)     $      (0.23)
                                         ================================================

The accompanying notes are an integral part of the interim financial statements





                                     REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                                  (A Development Stage Company)

                                                    STATEMENTS OF CASH FLOWS
                                 From Inception (August 16, 1996) Through September 30, 2008 and
                                      For The Nine Months Ended September 30, 2008 and 2007


                                                                        FROM INCEPTION
                                                                          (AUGUST 16,
                                                                         1996) THROUGH                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,           SEPT 30,            SEPT 30,
                                                                             2008                 2008                 2007
                                                                         ------------------------------------------------------

OPERATING ACTIVITIES
Loss from operations before minority interest                            $(20,132,559)        $   (929,997)        $ (4,208,274)
Plus non-cash charges to earnings
  Stock compensation expense                                                  474,509              251,261                   --
  Depreciation and amortization                                                75,525                   --                   --
  Purchase R&D - Clear Image                                                3,309,515                   --            3,309,515
  Common stock issued for services                                          3,384,908               27,500              390,000
  Preferred stock issued for services                                          20,000                   --                   --
  Expenses paid by third parties                                               57,134                   --                   --
  Contribution of services by officer and employees                           799,154                   --                   --
  Services by officer and employees paid for
    with non-cash consideration                                               167,500                   --                   --
  Compensation cost for option price reduction                                 50,000                   --                   --
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                     1,775,577                   --                   --
  Allowance for doubtful accounts                                              50,900                   --                   --
  Gain on extinguishment of debt                                              (10,398)             (10,398)                  --
  Write-off of Notes Receivable                                                14,636                   --                   --
  Write-off of Notes Payable                                                   (8,239)              (8,239)                  --
  Write-off of organizational costs                                             3,196                   --                   --
  Write-off of zero value investments                                         785,418                   --                   --
  Write-off of leasehold improvements and computer equipment                    2,006                   --                   --
  Compensation costs for stock options and warrants
    granted to non-employees                                                1,205,015                   --                   --
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                     (68,900)                  --                   --
  (Increase) decrease in goodwill                                             (23,276)                  --              (23,276)
  (Increase) decrease in other receivables                                   (176,577)                  --                   --
  Increase (decrease) in accrued salaries and consulting                      926,551              (63,050)             330,213
  Increase (decrease) in accrued interest                                      91,177                   --               28,486
  Increase (decrease) in accounts payable and accrued liabilities           1,513,230              137,396               15,591
                                                                         ------------------------------------------------------
    Total operating activities                                             (5,713,998)            (595,527)            (157,745)
                                                                         ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                         (67,042)                  --                   --
Investment in syringe patent development                                      (10,000)                  --                   --
Investment in Ives Health Company                                            (251,997)                  --                   --
Investment in The Health Club                                                 (10,000)                  --                   --
                                                                         ------------------------------------------------------
    Total investing activities                                               (339,039)                  --                   --
                                                                         ------------------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                                        13,907                   --                   --
Repayment of loans from shareholders                                           (8,005)                  --                   --
Repayments of Promissory Notes                                                190,754                   --                   --
Common stock subscribed                                                        34,000                   --                   --
Sale of preferred stock for cash:                                              (1,000)                  --                   --
Sale of common stock for cash:
  To third-party investors (prior to merger)                                  574,477                   --                   --
  To third-party investors                                                  3,989,108              288,064              300,000
  From exercise of stock options                                            1,296,216              371,416                   --
  Less:  Issue Costs                                                         (102,318)                  --                   --
Convertible debentures issued for cash                                        355,000                   --                   --
Payment of exclusive license note payable                                    (100,000)                  --                   --
                                                                         ------------------------------------------------------
    Total financing activities                                              6,242,139              659,480              300,000
                                                                         ------------------------------------------------------

Minority interest                                                            (180,495)             (57,744)            (104,233)
                                                                         ------------------------------------------------------

Change in cash                                                                  8,607                6,209               38,022
Cash at beginning of period                                                        --                2,398                4,256
                                                                         ------------------------------------------------------

Cash at end of period                                                    $      8,607         $      8,607         $     42,278
                                                                         ======================================================

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period                             57,571                   --                   --
                                                                         ------------------------------------------------------
Non-cash financing and investing activities:
  Acquisition of Color MRI Technology                                       3,309,515                   --            3,309,515
  Investment in Globe Joint Venture                                          (637,566)                  --                   --
  Common stock issued to founders                                               7,000                   --                   --
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                                 300                   --                   --
  20 to 1 reverse stock split                                                 138,188                   --                   --
  Common stock issued in Ives merger                                          346,262                   --                   --
  Common stock subscriptions                                                   69,800                   --                   --
  Common stock issued to extinguish debt                                     (143,430)                  --                   --
  Capitalized compensation cost for options granted                         1,487,700                   --                   --
  Common stock issued in exchange for promissory note                         676,500                   --                   --
  Common stock issued for payment of debt                                      89,802               70,281                   --
  Common stock issued for convertible debentures                              190,660                   --                   --
  Common stock issued for services                                            706,663                   --                   --
  Common stock issued to pay Ives debt                                         27,000                   --                   --


                 REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (UNAUDITED)


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis  of  Presentation
-----------------------

         The accompanying interim consolidated financial statements of Revolutions Medical Corporation ("RevMed") and its partially-owned subsidiary Clear Image, Inc. ("Clear Image"), together referred to as the "Company" are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

Loss per Share
--------------

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net loss per share is calculated by dividing net loss available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted loss per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2008 and 2007 calculations of loss per share.

Use of  Estimates
-----------------

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

         In September, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the impact of adoption of the Staff Position on the financial position, results of operations, and cash flows.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 2 - UNCERTAINTIES

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of$(19,556,276) for the period from inception (August 16, 1996) to September 30,2008. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

Employment Agreement with Rondald Wheet, CEO
--------------------------------------------

         Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000.As of December 31, 2007, the Company owed Mr. Wheet $211,024 pursuant to his prior employment agreement. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse all of his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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


Amounts Due Pursuant to Employment and Consulting Agreements
------------------------------------------------------------

         The Company has accrued $1,151,603 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company's RevVac Safety Syringe
-----------------------------------------------------------

     The Company owns a patent published January 2005 and a patent application was filed by the Globe/RevMed Joint Venture in September 2005 for the RevVac safety syringe. On November 3, 2008, RevMed received its notice of allowance from the US Patent Office and expects the patent to be issued shortly. Until the patent is issued, the lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could havea material adverse effect on the Company's business. During the quarter ended September 30, 2008, the Company filed international patent protection rights regarding the RevVac Safety Syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and Europe.

Clear Image Patent Applications and License to Color MRI Technology
-------------------------------------------------------------------

         Clear Image owns four (4) separate patent applications, filed September 15, 2006, which were assigned to Clear Image by its consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

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

         On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and the CFO individually.

AMOUNTS DUE TO CONSULTANTS
--------------------------

         During the nine months ended September 30, 2008 the Company entered into an agreement with a third party who would prepare and file necessary documentation with the Food and Drug Administration ("FDA") related to one of the Company's products under development. The cost of the agreement is $199,000, payable in installments based on milestones of the project. At September 30, 2008 the Company has paid $159,060 related to this commitment.

         During the nine months ended September 30, 2008, the Company entered into a commitment with a third party who would obtain the breast biopsy and needle localization technology. The Company has paid a deposit of $10,000 at September 30, 2008, and expects to pay $240,000 over the next ninety days.


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

COMMON STOCK TRANSACTIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

         During the nine months ended September 30, 2008, the Company issued 1,000,000 stock options to an individual in conjunction with a consulting agreement. These options were valued at $0.10 per share and were exercised during the first Quarter of 2008. The Company received $100,000 in proceeds related to the exercise of these options.

         Also during the nine months ended September 30, 2008, the Company issued shares of common stock to one individual as payment for debt owed under a note payable. The debt will be satisfied with Company stock expensing an even amount each quarter over a period of twelve months. During the nine months ended September 30, 2008 271,491 shares of stock were issued pursuant to this agreement. See Note 9 for additional discussion.

         During the nine months ended September 30, 2008, an additional 1,300,000 shares of common stock were issued as option holders exercised their options to purchase common stock and 1,927,389 shares were issued to third party investors. The Company received proceeds of $287,488 in connection with these shares issuances.


NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

         The following tables summarize information about the stock options and warrants outstanding at September 30, 2008:


WEIGHTED
                                                                       AVERAGE
                                OPTIONS    WARRANTS      TOTAL    EXERCISE PRICE
                              --------------------------------------------------

Balance at December 31, 2007   10,985,000   107,500   11,092,500   $       0.090
Granted                         1,800,000              1,800,000           0.359
Exercised                      (2,300,000)            (2,300,000)          0.359
Expired/Forfeited                      --                     --
                               ---------------------------------
BALANCE AT SEPTEMBER 30, 2008  10,485,000   107,500  $10,592,500           0.179
                               =================================

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

         During the nine months ended September 30, 2008, the Company Accrued $135,000 of salary payments due to Tom O'Brien, a director, for his service as president of Clear Image, Inc. Mr. O'Brien's monthly salary is $15,000.


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

NOTE 9 - MANAGEMENT CONSULTING, BUSINESS ADVISORY, SHAREHOLDER AND PUBLIC RELATIONS AGREEMENT

         The Company entered into a management consulting, business advisory, shareholder information and public relations agreement with First Equity Group, Inc. for a period of two months. Services provided consist of operations of marketing campaign to new investors as well as stockbrokers and investment community. First Equity will be compensated by a one time payment as well as 50,000 shares of stock. The Company recorded $40,000 of expense related this agreement during the nine months ended September 30, 2008.


NOTE 10 - EXTINGUISHMENT OF DEBT

         During the nine months ended September 30, 2008 the Company entered into an agreement to extinguish debt with an individual to whom the Company had a note payable outstanding. The individual agreed to extinguishment of the debt in exchange for shares of the Company's common stock. The extinguishment will occur over a twelve month period in which four equal quarterly payments will be made with the Company's common stock. During the nine months ended September 30, 2008 the Company issued 143,429 shares of common stock which reduced the $295,097 note payable by $271,490. In accordance with applicable accounting standards, a gain on extinguishment was recorded in the statements of operations during the period of $10,398 that was equal to the difference between the carrying amount of the debt and the fair value of the common stock issued.


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

         Clear Image is engaged in the development of technology which can segmentate and reference MRI images. By "segmenting" an image, the Company's technology will let the user select a part of the image (bone, fluid, tissue)and render that selection in 3 dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By "referencing" the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF (see "RISK FACTORS" RISKS RELATED TO CLEARIMAGE AND THE COLOR MRI TECHNOLOGY.). In addition, Clear Image owns four (4)separate patent applications, filed September 15, 2006 which were assigned over by Clear Image's consultant, Richard Theriault. Clear Image, Inc.'s President is Thomas O'Brien, who is also a director of the Company. Mr. O'Brien, age 60, has more than twenty years of general management experience in the medical device field. He has special expertise in domestic and international sales, marketing and distribution of high technology medical systems and services, having held executive positions with companies such as Pfizer, Toshiba and Johnson &Johnson-owned Technicare Corporation. Mr. O'Brien also serves as a director of Clear Image. Rondald Wheet, President and a director of the Company, age 42, is Vice-President and Secretary of Clear Image and serves as a director.

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

         The Company has paid approximately $159,000 as of September 30, 2008 for completion of the 510 (k) FDA submission for its RevVac safety Syringe. On October 29, 2008, the Company completed and filed its 510(k) application with the FDA.

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

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS
-----------------------------------------------------

         As of September 30, 2008, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. The company needs $1 million in the next six months. This will cover $160,000 to complete outside lab testing and FDA application costs for our RevVac safety syringe. Also this will cover the $400,000 to completely install our proprietary MRI software in an existing PACS system. The rest will cover general working capital expense. The company will seek additional capital of $3 million in six months if a strategic partner is not found to fund both projects. This money will be used as follows: $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology, $1.0 million of which is for safety syringe product development, $1.0 of which is for manufacturing of safety syringes if FDA approval is obtained, and $1.0 for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 22,626,302 shares were issued and outstanding as of September 30, 2008. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.


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

IF WE DO NOT OBTAIN FDA APPROVAL FOR OUR PLANNED PRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED.

         Our planned products will require FDA approval before they can be sold in the United States. On October 29,2008 we have applied for 501(k)and we have not received FDA clearance yet. There is no assurance that all of our planned products will qualify for the FDA's 510(k) pre-market notification approval process, which is less rigorous than a PMA.

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

Clear Image Patent Applications
-------------------------------

         Clear Image owns four (4) separate patent applications, filed September 15, 2006, which were assigned over by Clear Image's consultant, Richard Theriault. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business. See also "RISKS RELATED TO CLEAR IMAGE AND COLOR MRI TECHNOLOGY."

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

         As of the date of this report, we had a total of 9,645,963 options and warrants outstanding, which consisted of options to purchase up to 9,645,963 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share(of which all were exercisable) and warrants to purchase up to 107,500 shares of common stock at an exercise price of $5.00 per share (all of which were exercisable). All of the options and warrants outstanding are presently "out of the money", meaning that the exercise price is greater than the current market price of our common stock. We may decide, however, to modify the terms and/or exercise price of these "out of the money" options and warrants. To the extent that the outstanding options and warrants to purchase our common stock are exercised, your ownership interest may be diluted. If the warrants and options are exercised and sold into the market, they could cause the market price of our common stock to decline.

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         As of September 30, 2008, the Company had 250,000,000 shares authorized and 20,717,388 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

         We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of September 30, 2008, we had accumulated a deficit of approximately $(19,881,000). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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


ITEM 3. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, being September 30,2008, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer (who is also our principal financial officer) concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Subsequent to the date of this evaluation, there have been no changes in the Company's internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective action. See "RISK FACTORS" for a discussion of the inherent limitations of any system of controls and procedures.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 1, 2007, th e Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. ("Globe") to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company's causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company's Original Petition and Application for Temporary and Permanent Injunctions against Globe on January30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe. Globe has appealed the judgment. On November 23, 2007, the Court signed an order granting Globe's Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Equity transactions for the nine months ended September 30, 2008 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 5. "Preferred Stock and Common Stock Transactions."

ITEM 3. CONTROLS AND PROCEDURES.

         The Company's disclosure controls and procedures are designed to ensure
(i) that information required to be disclosed by the Company in the reports the Company fil es or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and(ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company's management, with the participation of the CEO/CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of September 30, 2008. Based on that evaluation, the Company's CEO/CFO concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15,were effective at the reasonable assurance level. However, management's assessment identified the following material weaknesses :

         - As of September 30, 2008 there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles ("GAAP") in the US and the financial reporting requirements of the Securities and Exchange Commission.

         - As of September 30, 2008 there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

         - As of September 30, 2008 there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

Date:  November 14, 2008


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondald L. Wheet   Chief Executive Officer and Director   November 14, 2008
--------------------   (Principal Executive Officer and
Rondald L. Wheet       Principal Accounting Officer)


/s/ Dr. Thomas Beahm   Director                               November 14, 2008
--------------------
Dr. Thomas Beahm


/s/ THOMAS O'BRIEN     Director                               November 14, 2008
--------------------
Thomas O'Brien