Form 10-K
period 2008-12-31
Revolutions Medical CORP
filed 2009-03-31
CIK 1041009

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         REVOLUTIONS MEDICAL CORPORATON
                         ------------------------------
                 (Name of Small Business Issuer in its Charter)

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


          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer  [ ]                      Accelerated filer [ ]
 Non-accelerated filer  [ ]                        Smaller reporting company [ ]
 (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $18,197,406 as of March 17, 2009.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 17, 2009, we had 29,831,813 shares of common stock, $0.001 par value, outstanding and 1,000,000 shares of Series 2007 preferred stock, $0.001 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

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


PART I


ITEM 1. BUSINESS

     Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the ReVac retractable safety syringe, which is designed specifically to reduce accidental needlestick injuries. On February 6, 2007, the Company announced an agreement with Strategic Product Development, Inc. ("SPD") to provide FDA regulatory compliance, manufacturing management capabilities and ongoing product development services. On March 5, 2007, the Company announced that SON Medical, a privately held contract regulatory and testing consulting firm located in the Boston area, was chosen to conduct lab testing for the Company's ReVac retractable safety syringe. The results of the lab testing was used as part of the Company's 510K submission to the FDA.

     On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the Rev Vac Safety Syringe has been approved. See "RISK FACTORS."

     On March 26, 2007, the Company completed the majority acquisition of the sole assets of Clear Image Acquisition Corporation ("Acquisition Corp") pursuant to the Plan and Agreement of Reorganization of January 26, 2007. During the fourth quarter of 2008, the Company completed a short form merger with the remaining shareholders and now owns 100% of Acquisition Corp's proprietary technological assets. See Note 9 "Acquisition of Clear Image Acquisition Corp" to the consolidated financial statements.

     Clear Image, Inc. was organized as an Oklahoma corporation under the name "Image Analysis, Inc." on October 6, 1998. On May 15, 2003 it changed its name to Clear Image, Inc.

     Clear Image is a development stage company which has developed certain proprietary technology and patent pending for (i) differential coloring, by series, of MRI scans and (ii) auto-registration of the scan images. As a private company, however, faced with the substantial competition of the leaders in the field of MRI technology, Clear Image has had difficulty obtaining the necessary working capital to complete the development of commercial components of its technology. The Company, in acquiring control of Clear Image, believes that it can provide sufficient working capital to complete commercialization of certain aspects of Clear Image's technology to the point of supporting some licensing or joint venture relationship financially adequate to permit Clear Image to complete the development of the remaining aspects of its technology. There is no assurance that the Company will be successful in raising the working capital necessary to complete the technology, that the technology will be commercially viable, approved by the FDA, or that the Color MRI technology will be accepted in the marketplace. However, the color and 3-D automatic segmentation of gray-scale MRI images do not need FDA approval for educational and research purposes. The Company will start promoting this product for educational and research purposes soon. See "RISK FACTORS".

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

     Clear Image is engaged in the development of technology which can segmentate and reference MRI images. By "segmenting" an image, the Company's technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in 3 dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By "referencing" the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF (see "RISK FACTORS" RISKS RELATED TO CLEARIMAGE AND THE COLOR MRI TECHNOLOGY.). In addition, Clear Image owns four (4)separate patent applications, filed in June of 2007 which were assigned over by Clear Image's consultant, Richard Theriault. Clear Image, Inc.'s President is Thomas O'Brien, who is also a director of the Company. Mr. O'Brien, age 60, has more than twenty years of general management experience in the medical device field. He has special expertise in domestic and international sales, marketing and distribution of high technology medical systems and services, having held executive positions with companies such as Pfizer, Toshiba and Johnson &Johnson-owned Technicare Corporation. Mr. O'Brien also serves as a director of Clear Image. Rondald Wheet, President and a director of the Company, age 43, is Vice-President and Secretary of Clear Image and serves as a director.

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

     However, on February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the Rev Vac Safety Syringe has been approved. Furthermore, FDA approval is not needed for educational and research use of our Rev Color and Rev 3D MRI software products. The Company plans on marketing these products for such use very soon. In December 2008, the Company filed for patent protection in Europe on its Rev Color and Rev 3D software.

     It could be months before our planned products are sold in the United States or anywhere else in the world. Our business is subject to numerous risks and uncertainties that are more fully described in "RISK FACTORS."

     On May 1, 2008, the Financial Industry Regulatory Authority (FINRA) approved the Company's common stock to begin trading on the Over the Counter Bulletin Board.

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

     We presently do not have any products for sale, but expect to have one or more products for sale by the end of 2009. We plan to seek distribution arrangements with established medical device manufacturers in the future, but there is no assurance that we will be successful in establishing or maintaining such relationships. See "RISK FACTORS."

     3. Status of Planned Products

     On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the Rev Vac Safety Syringe has been approved.

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

     When an MRI is taken, the images are sent to a pictural archival computer system ("PACS"), which displays the images for a radiologist to view. RevMed has hired and announced Strategic Product Development ("SPD") to be its project design consultant for the purpose of implementing the color MRI software (including 3-D and automatic segmentation) on a PACS delivery platform and has given approval for SPD to enter into a binding letter of intent with Cambridge Medical Information Corporation ("CMIC") to use their PACS delivery platform, known as zPACS, which is an advanced fully functional PACS system currently in operation at several major international hospitals. The estimated cost of this project is $400,000, which RevMed is working to raise. A video of the MRI software can be found on the Company's website.

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

     6. Dependence on One or Few Major Customers

     We anticipate that our safety syringe will be marketed to the entire field of medical professionals. We do not anticipate being dependent on any particular customer, however, at this time we cannot know if any one customer will account for more than 1% of our anticipated safety syringe sales.

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

     Also in September 2005 we filed a patent under the Joint Venture with Globe Med Tech, and the Company owns 50% of this pending patent. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. (see Item 3 - Legal Proceedings and "RISK FACTORS"). This patent was published January 13, 2009.

     RMCP 3CC SAFETY SYRINGE PATENT. A U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023. The Company has not yet filed any applications for foreign patent protection. If any foreign patents applications are filed, there is no assurance that any foreign patents will be issued. See "RISK FACTORS."

     RMCP BLOOD SAMPLING DEVICE PATENT. A U.S. patent covering the Company's blood sampling device was published on April 10, 2003. The Company does plan to devote development resources towards this product in 2009. The Company has not filed any applications for foreign patent protection. See "RISK FACTORS." The time limit for applying for a foreign patent on this device has expired.

     PATENT APPLICATIONS FOR COLOR AND 3D MRI SOFTWARE TECHNOLOGY. In June 2007, Clear Image filed four patent applications related to the Color MRI technology, none of which has yet been published. There is no assurance that any of the patent applications will be published or that any patent protection for the Color MRI technology can or will be obtained.

     EMPLOYMENT AGREEMENTS

     Employment Agreement with Ron Wheet, CEO
     -----------------------------------------

     Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000. As of December 31, 2008, the Company owed Mr. Wheet $154,474 pursuant to his prior employment agreement. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

     Amounts Accrued Pursuant To Other Employment Agreements
     -------------------------------------------------------

     As of December 31, 2008, the Company has accrued $984,128 pursuant to other employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

     Mutual Release and Settlement Agreement With Former CEO
     --------------------------------------------------------

     On April 14, 2006, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $203,920 (amount outstanding at December 31, 2007) and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2007. As of December 31, 2007, the Company had accrued interest payable of $91,176, but at December 31, 2008 that accrued interest had been reduced to $41,469 due to partial repayment as discussed below. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000. During the quarter ended September 30, 2007, the Company issued 345,662 shares of common stock upon the exercise of a warrant. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note payable by the Company.

     On April 8, 2008, the Company entered into a Memorandum of Understanding with its former CEO to settle this outstanding obligation through the issuance of its common stock on a quarterly basis commencing May 8, 2008 for one year. The value of the issuance of the common stock will be determined by the market value of the ten day average price following May 8, 2008, through May 18, 2008. During 2008, the Company issued 271,491 shares at a value of $133,030 to partially repay this debt.

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

     There is no assurance that any of our other planned products will qualify for the 510(k) pre-market notification approval process or that the Company will have the funds necessary to seek FDA approval. There is no assurance that any of our other planned products will obtain FDA approval.

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

     10. Estimate of the Amount Spent on Research and Development

     R&D expenses for our retractable safety syringe design were $246,040 and $0 in 2008 and 2007, respectively.

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

     Because the Company's planned products are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. It could be several more years before the Company can expect to have sales. The Company's independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2008, "the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern." Our failure to obtain the funding necessary to continue our activities will have a material adverse effect on our business, financial condition, and on the price of our common stock.

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE DEVELOPING OUR PLANNED PRODUCTS. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISE CAPITAL, WE MAY BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY.

     As of December 31, 2008, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations.

     Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company'srisks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

IF WE DO NOT OBTAIN FDA APPROVAL FOR OUR FUTURE PLANNED PRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED.

     Our future planned products will require FDA approval before they can be sold in the United States. There are some planned products for which we have not yet applied for or received FDA approval. However we have received FDA approval on our Rec Vac Safety Syringe. Our Rev Color and 3D MRI software technology does not require FDA approval for educational and research purposes. We will begin to market these two products for only educational and research purposes very soon. There is no assurance that our other planned products will qualify for the FDA's 510(k) pre-market notification approval process, which is less rigorous than a PMA.

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

IF WE ARE UNABLE TO PROTECT OUR FUTURE PLANNED PRODUCTS, OR TO AVOID INFRINGING ON THE RIGHTS OF OTHERS, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

     The Company does not yet have patent protection for some of its planned products and there is no assurance that such patent protections will be sought or secured. However, we do have U.S. patent protection for the Rec Vac Safety Syringe. We do not have foreign patent protection for some of our planned products. However, in December 2008, we commenced our application for foreign patent protection for our Rev Color and 3D MRI software technology. There is no assurance that we will have the financial resources to apply for other U.S. or foreign patent protections, that such U.S. or foreign patent protections will be available to us or if available, that they will result in any meaningful protection for our planned products. Even if we are successful in obtaining patent protection, whether in the U.S. or abroad, it may not afford protection against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate our technology.

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

WE MUST OBTAIN REGULATORY APPROVALS IN FOREIGN JURISDICTIONS TO MARKET OUR PRODUCTS ABROAD

     Whether or not FDA approval has been obtained, we must secure approval for our future planned products by the comparable non-U.S. regulatory authorities prior to the commencement of marketing of the product in a foreign country. The process of obtaining these approvals will be time consuming and costly. The approval process varies from country to country and the time needed to secure additional approvals may be longer than that required for FDA approval. These applications may require the completion of pre-clinical and clinical studies and disclosure of information relating to manufacturing and controls. Unanticipated changes in existing regulations or the adoption of new regulations could affect the manufacture and marketing of our products.

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY, THEN OUR BUSINESS PROSPECTS WILL BE MATERIALLY ADVERSELY AFFECTED.

     Our retractable safety syringe, if developed and commercialized, will compete in the United States and abroad with the safety needle devices and standard non-safety needle devices manufactured and distributed by companies such as Becton Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Med-Hut, Inc. and Johnson & Johnson. Developers of safety needle devices against which we could compete include Med-Design Corp., New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International, Inc. Our Color MRI technology, if developed, approved and commercialized, will compete in the United States and abroad against technologies manufactured and distributed by companies such as GE and Siemens. Most of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices and/or software than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our planned products, or may render our planned products obsolete. In addition, new competitors may develop products that compete with our planned products, or new technologies may arise that could significantly affect the demand for our planned products. Even if we are successful in bringing our planned products to market, there is no assurance that we can successfully compete. We cannot predict the development of future competitive products or companies.

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

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE AND BY THE COMMON STOCK WE HAVE ISSUED OR WILL ISSUE IN THE FUTURE.

     As of March 17, 2009, we had a total of 10,360,000 options outstanding, which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which all were exercisable). 10,250,000 of the options were granted during 2008 and 2007 at a weighted average price of $0.10 per share and are considered to be "in the money" at March 17, 2009. (the exercise price is less than the market price of our common stock). The remaining 110,000 options outstanding are presently "out of the money". We may decide, however, to modify the terms and/or exercise price of these "out of the money" options. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline. $10,250,000 of the options outstanding as of March 17, 2009 were granted to officers or directors.

     From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During 2008, the Company issued 1,419,704 shares for services. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

     As of March 17, 2009, we had 250,000,000 shares authorized and 29,831,813 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

BECAUSE WE HAVE LIMITED EXPERIENCE IN THE MEDICAL DEVICE INDUSTRY, OUR BUSINESS MAY TAKE LONGER TO DEVELOP, WHICH COULD ADVERSELY AFFECT OUR FUTURE PROSPECTS.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

     We have had annual losses since our inception in 1986. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2008, we had accumulated a deficit of $(20,537,717). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU

     The market price of our common stock, which is over the counter (OTCBB:RMCP), has been, and may continue to be, highly volatile. Our stock began trading over the counter bulletin board on May 1, 20089. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

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

     Although we believe that our system of disclosure controls and internal controls over financial reporting are adequate, we cannot assure you that such controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MR. WHEET, OUR CEO AND A DIRECTOR, HAS VOTING CONTROL OF THE COMPANY AND CAN UNILATERALLY MAKE BUSINESS DECISIONS FOR US. ALTHOUGH WE HAVE TWO OUTSIDE DIRECTORS, THERE ARE NO PROCEDURES IN PLACE TO RESOLVE POTENTIAL CONFLICTS AND TO EVALUATE RELATED PARTY TRANSACTIONS THAT ARE TYPICALLY REVIEWED BY INDEPENDENT DIRECTORS.

     Because Mr. Wheet owns 1,000,000 Series 2007 Preferred shares, which gives him the right to vote 125 shares to one in addition to the shares of common stock he already owns, voting together as a single class with the Company's common stock, he controls a majority of the Company's common stock and can unilaterally make business decisions on our behalf. Although we recently appointed two outside directors, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

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

     On October 29, 2008, the Company filed a lawsuit in the district court of Harris County Texas for fraud and contempt of court for Globe Med Tech and the CFO individually. A hearing is currently set for May 1, 2009.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                     PART II


ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

     (a) Market Information

     Our common stock is traded over the counter under the trading symbol "RMCP". The high and low prices for our common stock during the calendar quarters ended were:



Quarter ended        High    Low
-------------        ----    ---

December 31, 2008   $0.480  $0.140
September 30, 2008  $0.570  $0.260
June 30, 2008       $0.590  $0.120
March 31, 2008      $0.205  $0.069
December 31, 2007   $0.300  $0.060
September 30, 2007  $0.650  $0.260
June 30, 2007       $1.000  $0.410
March 31, 2007      $1.250  $0.180

Quotations on the OTC bulletin board reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

     (b) Holders

     As of March 17, 2009, we estimate that there were approximately 640 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

     1. Plan of Operation for the Next Twelve Months

     (i) Cash Requirements

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

     As of December 31, 2008, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

     Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 26,883,195 shares were issued and outstanding as of March 17, 2009. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

     (ii) Product Development and Research Plan for the Next Twelve Months

     If the Company raises the necessary funds, the Company plans to complete the development and beta testing of the Color MRI software.

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

     Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2007 and identified the following material weaknesses:

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     (a) Identity of Directors and Executive Officers

     Rondald Wheet, age 43, is Chairman, CEO and a Director of RMCP and has served in such capacity since March 16, 2005.

     Thomas M. Beahm, MD, FACS, age 58, is a practicing plastic surgeon, who lives in Chattanooga, Tennessee. He is an active member of the American Society of Plastic Surgeons, American College of Surgeons, and American Medical Association, and simultaneously owns and runs his own practice. In addition, he is Secretary of Integrated Voice Systems, which has software in over 130 hospitals, and is also serving on the board of Clear Image, Inc., a privately held company specializing in proprietary MRI Software and Hardware. Dr. Beahm also has experience directing plastic surgery mission work in various third world countries, coming to the aid of thousands of people in Asia, Africa, and South America. He has served as a director of the Company since October, 2007.

     Thomas O'Brien, age 61, is acting President and CEO of Clear Image, Inc. (MRI Software/Hardware), and has more than twenty (20) years of general management experience in the medical device industry. His background includes domestic and international sales, marketing and distribution of high technology medical systems and services. He is fluent in Mandarin, and served at the National Security Agency, holding a Top Secret Crypto Clearance as a Chinese linguist. Mr. O'Brien has held executive positions with medical industry leaders such as Pfizer, Toshiba, and Johnson and Johnson's subsidiary the Technicare Corporation. He has served as a director of the Company since October, 2007.

     (b) Other Directorships.

     Mr. Wheet and Mr. O'Brien were previously directors of Clear Image, Inc., a private company that was acquired by the Company on January 30, 2007.

     (c) Family Relationships

     None.

     (d) Involvement in Legal Proceedings of Officers, Directors, and Control Persons

     None.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                            Long Term Compensation
                                                             ------------------------------------------------
                             Annual Compensation                      Awards                   Payouts
                 ----------------------------------------    -----------------------     --------------------
                                                Other                     Securities
Name and                                        Annual       Restricted   Underlying                All Other
Principal                                       Compen-        Stock        Options        LTIP      Compen-
Position   Year     Salary         Bonus        sation         Awards        /SARs       Payouts     sation
---------  ----  ------------     ---------   -----------    ----------   ----------     --------  ----------

Ron
Wheet,
CEO        2007  $    150,000(1)  $     -0-   $       -0-    $               142,000(2)  $    -0-  $      -0-

Ron
Wheet,
CEO        2008  $    206,250(3)  $     -0-   $       -0-    $                      -    $    -0-  $      -0-

(1) Represents Mr. Wheet's accrued salary for 2007, pursuant to his employment agreement. As of December 31, 2007, $211,024 of Mr. Wheet's accrued salary from 2007 and prior remained unpaid. $64,000 remained upaid related to 2007 and $147,024 remained unpaid related to 2006.
(2) Represents the fair market value as of March 15, 2007 of the 8,000,000 stock options issued to Mr. Wheet during 2007.
(3) Represents Mr. Wheet's accrued salary for 2008, pursuant to his employment agreement. As of December 31, 2008, approximately $154,000 of Mr. Wheet's accrued salary from 2007 and prior remained unpaid. $64,000 remained upaid related to 2007 and $90,474 remained unpaid related to 2006.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------
                                             Number of
                                             Securities       Value of
                                             Underlying       Unexercised
                                             Unexercised      In-the-Money
                                             Options/SARs     Options/SARs
                Shares                       at FY-End        at FY-End
                Acquired                     Exercisable/     Exercisable/
Name            on Exercise  Value Realized  Unexercisable    Unexercisable
--------------  -----------  --------------  -------------    ------------------

Ron Wheet, CEO      N/A           N/A            7,000,000(1) .08 exercise price

(1)       Mr. Wheet exercised 1,000,000 of these options in January 2009.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 17, 2009 and ownership consists of sole voting and investment power.

                              Beneficial                     Percentage of
                           Relationship to    Outstanding     Ownership
Name and Address               Company       Common Stock    Common Stock
-------------------------  ----------------  ------------   --------------

Rondald L. Wheet           CEO and Director     3,312,000       11.10%*
2073 Shell Ring Circle
Mt. Pleasant, SC 29466

Dr. Thomas Beahm           Director             2,298,349        7.70%

Thomas O'Brien             Director             1,784,349        5.98%

Officer and Directors As a Group (3 persons)    7,394,698       24.79%

* Does not include the 1,000,000 shares of Series 2007 Preferred Stock, described below.

Preferred Stock
---------------

     The Company has 5,000,000 shares of Preferred Stock ($0.001 par value) authorized. On October 24, 2006, the Company designated 1,000,000 shares as Series 2007 Preferred Stock, which were then issued to Mr. Wheet, the Company's CEO. Each Series 2006 Preferred is convertible, at any time at the discretion of Mr. Wheet, into one share of the Company's common stock for each share of Series 2006 Preferred. Each Series 2006 Preferred has voting rights of 125 votes per share of Series 2006 Preferred voting together as one class with the Company's common stock. As a result, Mr. Wheet has effective voting control of the Company's common stock and as such can unilaterally decide on business matters. Upon conversion of the Series 2006 Preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share-not 125 votes per share.

Common Stock Options and Warrants Outstanding
---------------------------------------------

     As of March 17, 2009, we had a total of 10,360,000 options outstanding, which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which all were exercisable). $10,250,000 of the options were granted during 2007 and 2008 at a weighted average price of $0.10 per share and are considered to be "in the money" at March 17, 2009. (the exercise price is less than the market price of our common stock). The remaining 110,000 options outstanding are presently "out of the money". We may decide, however, to modify the terms and/or exercise price of these "out of the money" options. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline. $10,250,000 the options outstanding as of March 17, 2009 were granted to officers or directors.


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

Exhibits:

     See "Index to and Description of Exhibits"

Reports on Form 8-K


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2008 and 2007 were $13,629 and $9,212 respectively.

Audit Related Fees

     The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2008 and 2007 were $-0- and $-0-.

Tax Fees

     Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2008 and 2007 were $0 and $830, respectively.

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

PART F/S

                          INDEX TO FINANCIAL STATEMENTS


AUDITED FINANCIAL STATEMENTS
----------------------------

Independent Registered Public Accounting Firm.................................22

Balance Sheets At December 31, 2008 and 2007..................................23

Statements Of Operations From Inception (August 16, 1996)
Through December 31, 2008 And For The Years Ended
December 31, 2008 and 2007....................................................24

Statements Of Cash Flows From Inception (August 16, 1996)
Through December 31, 2008 And For The Years Ended
December 31, 2008 and 2007....................................................25

Statements Of Shareholders' Equity From Inception
(August 16, 1996) Through December 31, 2008...................................26

Notes to Financial Statements.................................................31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
Revolutions Medical Corporation (formerly Maxxon, Inc.)
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of Revolutions Medical Corporation (formerly Maxxon, Inc.) (a development stage company) for the years ended December 31, 2008 and 2007, and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2008 end 2007 and for the period from December 16, 1996 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutions Medical Corporation as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from December 16, 1996 (inception) to December 31, 2008 in conformity with generally accepted accounting principles.

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

March 30, 2009
Tulsa, Oklahoma



            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                          (A Development Stage Company)

                                 BALANCE SHEET
                           December 31, 2008 and 2007

                                     ASSETS

                                                   December 31,    December 31,
                                                       2008            2007
                                                   ------------    ------------
CURRENT ASSETS
Cash                                               $      4,796    $      2,398

Goodwill                                                 23,276          23,276
                                                   ------------    ------------

TOTAL ASSETS                                       $     28,072    $     25,674
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities           $    466,683    $    284,286
Accrued Salaries                                      1,158,103       1,214,563
Notes Payable and Accrued Interest                      143,429         295,097
                                                   ------------    ------------

  Total current liabilities                           1,768,215       1,794,036
                                                   ------------    ------------

    Total liabilities                                 1,768,215       1,794,036
                                                   ------------    ------------

Minority Interest                                            --        (122,750)
                                                   ------------    ------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares
  issued and outstanding                                  1,000           1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 26,883,195 and
  18,127,422 shares issued and outstanding at
  December 31, 2008 and 2007, respectively               26,883          18,127
Paid in capital                                      18,769,691      17,537,824
Deficit accumulated during the development stage    (20,537,717)    (19,202,563)
                                                   ------------    ------------
  Total shareholders' deficiency                     (1,740,143)     (1,645,612)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $     28,072    $     25,674
                                                   ============    ============

The accompanying notes are an integral part of the interim financial statements


            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
         From Inception (August 16, 1996) Through December 31, 2008 and
                 For The Years Ended December 31, 2008 and 2007


                                      FROM INCEPTION
                                       (AUGUST 16,
                                      1996) THROUGH     YEAR ENDED      YEAR ENDED
                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                           2008            2008            2007
                                       ------------    ------------    ------------

Investment Income                      $    170,753    $         --    $         --
Other Income                                  3,857              --              --
                                       ------------    ------------    ------------
                                            174,610              --              --
                                       ------------    ------------    ------------
EXPENSES
Research and development                  2,283,056         246,040         166,030
Purchased R&D- Clear Image
  Transaction (See Note 3)                3,309,515              --       3,309,515
General and administrative               14,567,764         831,528         847,166
                                       ------------    ------------    ------------
  Total operating expenses               20,160,335       1,077,568       4,322,711
                                       ------------    ------------    ------------
Operating loss                          (19,985,725)     (1,077,568)     (4,322,711)
                                       ------------    ------------    ------------
Interest income                              17,276              --              --
                                       ------------    ------------    ------------
Interest expense                            122,297              --          37,663
                                       ------------    ------------    ------------
Gain on disposal of assets                      794              --              --
                                       ------------    ------------    ------------
Gain on extinguishment of debt               10,398          10,398              --
                                       ------------    ------------    ------------
Depreciation and amortization                75,536              --              --
                                       ------------    ------------    ------------
Compensation cost for options               566,049         342,801         223,248
                                       ------------    ------------    ------------
Net loss before minority interest       (20,721,139)     (1,409,971)     (4,583,622)
                                       ------------    ------------    ------------
Minority Interest in Subsidiary Loss       (183,422)        (74,817)       (108,605)
                                       ------------    ------------    ------------
Net loss from operations               $(20,537,717)   $ (1,335,154)   $ (4,475,017)
                                       ============    ============    ============
Weighted average shares
  outstanding                            37,187,111      14,541,824      17,597,226
                                       ------------    ------------    ------------
Net loss per share (Note 1)            $      (0.55)   $      (0.09)   $      (0.25)
                                       ============    ============    ============

The accompanying notes are an integral part of the interim financial statements



                        REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS
                 From Inception (August 16, 1996) Through December 31, 2008 and
                         For The Years Ended December 31, 2008 and 2007


                                                                          FROM INCEPTION
                                                                            (AUGUST 16,
                                                                           1996) THROUGH            YEARS ENDED
                                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                2008           2008              2007
                                                                            ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                    $(20,537,717)   $ (1,335,154)   $ (4,475,017)
Plus non-cash charges to earnings:
  Stock compensation expense                                                     566,049         342,801         223,248
  Depreciation and amortization                                                   75,525              --              --
  Purchase R&D - Clear Image                                                   3,309,514              --       3,309,514
  Common stock issued for services                                             3,617,328         259,920              --
  Preferred stock issued for services                                             20,000              --              --
  Expenses paid by third parties                                                  57,134              --              --
  Contribution of services by officer and employees                              799,154              --              --
  Services by officer and employees paid for
    with non-cash consideration                                                  167,500              --              --
  Compensation cost for option price reduction                                    50,000              --              --
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                        1,775,577              --              --
  Allowance for doubtful accounts                                                 50,900              --              --
  Gain on extinguishment of debt                                                 (10,398)        (10,398)             --
  Write-off of Notes Receivable                                                   14,636              --              --
  Write-off of Notes Payable                                                      (8,239)         (8,239)             --
  Write-off of organizational costs                                                3,196              --              --
  Write-off of zero value investments                                            785,418              --              --
  Write-off of leasehold improvements and computer equipment                       2,006              --              --
  Compensation costs for stock options and warrants
    granted to non-employees                                                   1,205,015              --              --
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                        (68,900)             --              --
  (Increase) decrease in goodwill                                                (23,276)             --         (23,276)
  (Increase) decrease in other receivables                                      (176,577)             --              --
  Increase (decrease) in accrued salaries and consulting                         933,051         (56,550)        273,501
  Increase (decrease) in accrued interest                                         91,177              --          37,664
  Increase (decrease) in accounts payable and accrued liabilities              1,558,230         182,395         300,259
                                                                            ------------    ------------    ------------
    Total operating activities                                                (5,743,697)       (625,225)       (354,107)
                                                                            ------------    ------------    ------------
INVESTING ACTIVITIES
Purchase of equipment                                                            (67,042)             --              --
Investment in syringe patent development                                         (10,000)             --              --
Investment in Ives Health Company                                               (251,997)             --              --
Investment in The Health Club                                                    (10,000)             --              --
                                                                            ------------    ------------    ------------
    Total investing activities                                                  (339,039)             --              --
                                                                            ------------    ------------    ------------
FINANCING ACTIVITIES
Loans from shareholders                                                           13,907              --              --
Repayment of loans from shareholders                                              (8,005)             --              --
Repayments of Promissory Notes                                                   190,754              --              --
Common stock subscribed                                                           34,000              --              --
Sale of preferred stock for cash:                                                 (1,000)             --              --
Sale of common stock for cash:
  To third-party investors (prior to merger)                                     574,477              --              --
  To third-party investors                                                     4,005,867         304,823         474,999
  From exercise of stock options                                               1,322,417         397,617              --
  Less:  Issue Costs                                                            (102,318)             --              --
Convertible debentures issued for cash                                           355,000              --              --
Payment of exclusive license note payable                                       (100,000)             --              --
                                                                            ------------    ------------    ------------
    Total financing activities                                                 6,285,099         702,440         474,999
                                                                            ------------    ------------    ------------
Minority interest                                                               (197,567)        (74,817)       (122,750)
                                                                            ------------    ------------    ------------
Change in cash                                                                     4,796           2,398          (1,858)
Cash at beginning of period                                                           --           2,398           4,256
                                                                            ------------    ------------    ------------
Cash at end of period                                                       $      4,796    $      4,796    $      2,398
                                                                            ============    ============    ============
Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period                                57,571              --          28,487
                                                                            ------------    ------------    ------------
Non-cash financing and investing activities:
  Investment in Globe Joint Venture                                             (637,566)             --              --
  Common stock issued to founders                                                  7,000              --              --
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                                    300              --              --
  20 to 1 reverse stock split                                                    138,188              --         138,188
  Common stock issued in Ives merger                                             346,262              --              --
  Common stock subscriptions                                                      69,800              --              --
  Capitalized compensation cost for options granted                            1,487,700              --              --
  Common stock issued in exchange for promissory note                            676,500              --              --
  Common stock issued for payment of debt                                        152,553         133,032           6,914
  Common stock issued for convertible debentures                                 190,660              --              --
  Common stock issued for services                                               706,663              --         235,000
  Common stock issued to pay Ives debt                                            27,000              --              --
  Common stock issued to Clear Image shareholders under short form merger         12,208          12,208              --


                                    REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                                  (A Development Stage Company)

                                               STATEMENTS OF STOCKHOLDERS' EQUITY
                                   From Inception (August 16, 1996) Through December 31, 2008


                                                                                           Deficit
                                                                                         Accumulated
                                                                                         during the
                              Preferred  Stock       Common       Stock      Paid-In      Development   Subscription
                               Shares    Amount      Shares      Amount      Capital        Stage        Receivable        Total
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------

Balance at Inception
  (August 16, 1996)                  --      --             --        --            --            --              --             --

Cerro Mining/Maxxon-
  OK Merger:
  Cerro Mining                       --      --        531,000       531          (231)           --              --            300
  Maxxon-OK:
    Shares issued
      to founders                    --      --      7,000,000     7,000            --            --              --          7,000
    Shares sold
      for cash to
      third-party investors          --      --        578,000       578       573,899            --              --        574,477
Ives Transactions:
  Investment in Ives
    Health Company                   --      --        311,240       311       310,951            --              --        311,261
  Investment in The
    Health Club                      --      --         35,000        35        34,965            --              --         35,000
  Conversion of
    Ives Debt                        --      --         18,513        19        26,981            --              --         27,000
Issuance of Common
  Stock for:
  Cash from third-
    party investors                  --      --        218,569       219       353,501            --              --        353,720
  Cash from related party
  Promissory Notes                   --      --         64,500        65       128,935            --              --        129,000
  Subscriptions Receivable           --      --         52,757        53        69,747            --         (69,800)            --
  Services Rendered                  --      --         90,499        90       173,337            --              --        173,427
  Debentures Converted               --      --        102,673       103        74,897            --              --         75,000
Net Income (Loss) at
  December 31, 1997                  --      --             --        --            --      (795,376)             --       (795,376)
                              ---------  ------    -----------  --------  ----------    -----------    -------------   ------------

Balance at December 31,
  1997                               --      --      9,002,751     9,003     1,746,982      (795,376)        (69,800)       890,808

Issuance of Common
  Stock for:
  Conversion of Ives
    Debt                             --      --         44,827        45        54,955            --              --         55,000
  Cash from third-
    party investor                   --      --         50,000        50        90,950            --              --         91,000
  Options exercised by
    third-parties for cash           --      --        545,867       546       359,354            --              --        359,900
  Options exercised by
    third-parties for
    services                         --      --         24,133        24        18,076            --              --         18,100
  Services Rendered by
    third-parties                    --      --        988,007       988       573,560            --              --        574,549
  Debentures Converted by
    third parties                    --      --        548,574       549       274,451            --              --        275,000
  Settlement with
    related party                    --      --        350,000       350            --            --              --            350
Certificates canceled:               --      --        (91,572)      (92)      (40,173)           --              --        (40,265)
Value of Services
  Contributed
  by Officer
  and Employees                      --      --             --        --       114,154            --              --        114,154
Compensation Cost
  for Stock
  Options Granted
  To Non-Employees                   --      --             --        --       918,187            --              --        918,187
Cancellation of
  Subscriptions
Receivable from related
  party                              --      --             --        --            --            --          69,800         69,800
Net Income (Loss) at
  December 31, 1998                  --      --             --        --            --    (2,584,383)             --     (2,584,383)
                              ---------  ------    -----------  --------  ----------    -----------    -------------   ------------
Balance at December
  31, 1998                           --      --     11,462,587    11,463     4,110,497    (3,379,759)              0        742,201


                                    REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                                  (A Development Stage Company)

                                         STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                From Inception (August 16, 1996) Through December 31, 2008

                                                                                           Deficit
                                                                                         Accumulated
                                                                                         during the
                              Preferred  Stock       Common       Stock      Paid-In      Development   Subscription
                               Shares    Amount      Shares      Amount      Capital        Stage        Receivable        Total
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------
Issuance of Common
  Stock for:
  Cash from third-party
    investor                         --      --        390,693       390       342,034            --              --        342,424
  Less: Issue Costs                  --      --             --        --       (16,743)           --              --        (16,743)
  Options exercised by
    third-parties for cash           --      --        300,000       300       149,700            --              --        150,000
  Services Rendered by
    third-parties                    --      --        164,069       164       166,579            --              --        166,743
Value of Services
  Contributed
  by Officer and Employees           --      --             --        --       280,000            --              --        280,000
Compensation Cost
  for Stock
  options Granted to
  Non-Employees                      --      --             --        --        89,728            --              --         89,728
Net Income (Loss)
  at December 31, 1999               --      --             --        --            --    (1,014,555)             --     (4,014,555)
                              ---------  ------    -----------  --------  ----------    -----------    -------------   ------------
Balance at December
  31, 1999                           --      --     12,317,349    12,317     5,121,795    (4,394,314)              0        739,798

Issuance of Common
  Stock for:
  Cash from third-party
    investor                         --      --        862,776       863       249,525            --              --        250,388
  Less: Issue Costs
Value of Services
  Contributed
  by Officer and
  Employees                          --      --             --        --       405,000            --              --        405,000
Net Income (Loss) at
  December 31, 2000                  --      --             --        --            --    (1,347,859)             --     (1,347,859)
                              ---------  ------    -----------  --------  ----------    -----------    -------------   ------------
Balance at December
  31, 2000                           --      --     13,180,125    13,180     5,776,320    (5,742,173)              0         47,327

Issuance of Common
  Stock for:
  Cash from third-
    party investor                   --      --      6,558,333     6,558     1,598,142            --              --      1,604,700
  Purchased by Employees             --      --      3,650,000     3,650       543,850            --        (547,500)            --
  Issued for Repayment
    of Debt                          --      --         50,000        50         7,450            --              --          7,500
  Less: Issue Costs                  --      --             --        --       (85,575)           --              --        (85,575)
  Services Rendered by
    third-parties                    --      --        450,000       450       422,000            --              --        422,450
Compensation Cost of
  stock issued
  and options granted
  for services                       --      --        200,000       200     1,487,500            --              --      1,487,700
Compensation Cost
  of stock issued
  and options granted
  for services
  to be amortized                    --      --             --        --    (1,048,754)           --              --     (1,048,754)
Net Income (Loss) at
  December 31, 2001                  --      --             --        --            --    (2,199,085)             --     (2,199,085)
                              ---------  ------    -----------  --------  ----------    -----------    -------------   ------------
Balance at December 31,
  2001                               --      --     24,088,458    24,088     8,700,933    (7,941,258)       (547,500)       236,263

Issuance of Common
  Stock for:
  Cash from third-party
    investor                         --      --      3,625,000     3,625       358,875            --              --        362,500
Exercise of Options                  --      --      2,006,822     2,007        (2,007)           --              --             --
Payment towards
  promissory
  note balances                      --      --             --        --            --            --         102,803        102,803
Amortized Compensation
  Cost of stock
  issued and options
  granted for services               --      --             --        --       759,795            --              --        759,795
Compensation Cost of
  stock issued and
  options granted for
  services                           --      --      1,200,000     1,200       323,300            --              --        324,500
Net Income (Loss) at
  December 31, 2002                  --      --             --        --            --    (1,933,676)             --     (1,933,676)
                              ---------  ------    -----------  --------  ----------    -----------    -------------   ------------
Balance at December
  31, 2002                           --      --     30,920,280    30,920    10,140,896    (9,874,934)       (444,697)      (147,815)


                                    REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                                  (A Development Stage Company)

                                         STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                   From Inception (August 16, 1996) Through December 31, 2008

                                                                                           Deficit
                                                                                         Accumulated
                                                                                         during the
                              Preferred  Stock       Common       Stock      Paid-In      Development   Subscription
                               Shares    Amount      Shares      Amount      Capital        Stage        Receivable        Total
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------
Issuance of Common
  Stock for:
  MPI settlement costs
    of stock issued
    and options granted
    for services                     --      --      1,140,000     1,140       139,560            --              --        140,700
Compensation cost
  of stock issued
  and options granted
  for services                       --      --      7,000,000     7,000       133,000            --              --        140,000
Amortized compensation
  cost of stock
  issued and options
  granted for services               --      --             --        --       288,959            --              --        288,959
Indemnification cost
  of stock issued
  and options granted
  for services                       --      --      4,000,000     4,000        76,000            --              --         80,000
Payment towards
  promissory note
  balances                           --      --             --        --            --            --          69,201         69,201
Net Income (Loss) at
  December 31, 2003                  --      --             --        --            --    (1,391,518)             --     (1,391,519)
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------
Balance at December
  31, 2003                           --      --     43,060,280    43,060    10,778,415   (11,266,452)       (375,496)      (820,473)

Issuance of Common
  Stock for:
  Cash from third-
    party investor                   --      --        100,000       100         4,900            --              --          5,000
Exercise of Options                  --      --      5,866,000     5,866       248,234            --              --        254,100
Exercise of Warrants                 --      --      1,462,000     1,462        71,638            --          (1,000)        72,100
Compensation cost
  of stock issued
  for services                       --      --     32,850,000    32,850       881,150            --              --         914,000
Payment towards
  promissory
  note balances                      --      --             --        --            --            --          18,750         18,750
Net Income (Loss) at
  December 31, 2004                  --      --             --        --            --    (1,552,008)             --     (1,552,008)
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------
Balance at December
  31, 2004                           --      --     83,338,280    83,338    11,984,337   (12,818,460)       (357,746)    (1,108,531)

Issuance of Common
  Stock for Cash:
  From third-party
    investors                        --      --     13,039,187    13,039       277,661            --              --        290,700
  From the exercise
    of options                       --      --      1,800,000     1,800        43,200            --              --         45,000
Issuance of Common
  Stock for
  Subscription                       --      --      5,200,000     5,200        28,800            --         (34,000)            --
Common stock
  issued for services                --      --     21,250,000    21,250       455,250            --              --        476,500
Common stock
  issued
  pursuant to Joint
  Venture                            --      --      5,833,331     5,833       132,000            --              --        137,833
Value of warrants
  granted
  pursuant to Joint
  Venture                            --      --             --        --       499,733            --              --        499,733
Value of options
  granted
  for services                       --      --             --        --       130,900            --              --        130,900
Reclassification
  of receivables
  against amounts
  owed                               --      --             --        --            --            --         357,746        357,746
Net Income (Loss) at
December 31, 2005                    --      --             --        --            --    (1,310,783)             --     (1,310,783)
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------
Balance at December
   31, 2005                          --      --    130,460,798   130,460    13,551,881   (14,129,243)        (34,000)      (480,902)

                                    REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                                  (A Development Stage Company)

                                         STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                   From Inception (August 16, 1996) Through December 31, 2008


                                                                                           Deficit
                                                                                         Accumulated
                                                                                         during the
                              Preferred  Stock       Common       Stock      Paid-In      Development   Subscription
                               Shares    Amount      Shares      Amount      Capital        Stage        Receivable        Total
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------
Issuance of Common
  Stock:
  From the exercise
    of options
    for services                     --      --      1,000,000     1,000            --            --              --          1,000
  From the exercise
    of options
    for cash                         --      --      3,000,000     3,000        72,000            --              --         75,000
  From the exercise
    of warrants                      --      --      6,000,000     6,000            --            --              --             --
Payment of Common
  Stock Subscription                 --      --             --        --            --            --          34,000         34,000
Common Stock issued
  for services                       --      --      5,500,000     5,500       102,000            --              --        107,500
Preferred Stock issued
  for services                1,000,000   1,000             --        --        19,000            --              --         19,000
Capital contributed
  by shareholder                     --      --             --        --         3,000            --              --          3,000
Cancellation of Joint
  Venture
  with Globe                         --      --             --        --      (625,066)           --              --       (625,066)
Common stock
  issued to
  Globe then returned
  to treasury                        --      --       (500,000)     (500)      (12,000)           --              --        (12,500)
Compensation
  cost for
  option price
  reduction                          --      --             --        --        50,000            --              --         50,000
Net Income (Loss) at
December 31, 2006                    --      --             --        --            --      (598,302)             --       (598,302)
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------
Balance at December
  31, 2006                    1,000,000   1,000    145,460,798   145,460    13,160,815  $(14,727,545)             --     (1,427,270)

From the exercise
  of Issuance of
  Common Stock:
Reverse stock
  split (1 for 20)                   --      --   (138,187,826) (138,188)      138,188            --              --             --
Sale of common stock
  for cash:                          --      --        845,000       845       299,155            --              --        300,000
Issuance of common
  stock for Clear
  Image stock                        --      --      8,273,788     8,274     3,301,241            --              --      3,309,515
Stock compensation                   --      --             --        --       223,246            --              --        223,246
Issuance of Common
  Stock:
  From the exercise
  of options
    for cash                         --      --        125,000       125         9,875            --              --         10,000
    warrants                         --      --        345,662       346         6,568            --              --          6,914
Common Stock issued
  for services                       --      --      1,225,000  $  1,225       388,775            --              --        390,000
Issuance of
  restricted stock                   --      --         40,000        40  $      9,960            --              --         10,000
Net Income (Loss) at
  December 31, 2007                  --      --             --        --            --  $ (4,475,017)             --     (4,475,017)
unknown                              --      --             --        --            --            --              --         (7,000)
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------
BALANCE AT
  DECEMBER 31, 2007           1,000,000   1,000     18,127,422  $ 18,127  $ 17,537,824  $(19,202,563)             --   $ (1,645,612)

                                    REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                                                  (A Development Stage Company)

                                         STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                   From Inception (August 16, 1996) Through December 31, 2008


                                                                                           Deficit
                                                                                         Accumulated
                                                                                         during the
                              Preferred  Stock       Common       Stock      Paid-In      Development   Subscription
                               Shares    Amount      Shares      Amount      Capital        Stage        Receivable        Total
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------

From the exercise of
  Issuance of
  Common Stock:
Sale of common stock
  for cash:                          --      --      4,720,978  $  4,722       300,101            --              --        304,823
Issuance of Common
  Stock:
  From the exercise
  of options
    for cash                         --      --      2,300,000     2,300       395,317            --              --        397,617
Common Stock issued
  for services                       --      --      1,419,704     1,419       258,501            --              --        259,920
Common Stock issued
  for repayment of debt              --      --        271,491       271       132,759            --              --        133,030
Common Stock issued to
  Clear Image investors
  to participate in the
  merger                             --      --         43,600        44        12,164            --              --         12,208
Stock compensation                   --      --             --        --       342,801            --              --        342,801
Acquired deficit of former
  Minority interest now
  Owned 100%                         --      --             --        --      (209,776)           --              --       (209,776)
Net Income (Loss) at
  December 31, 2008                  --      --             --        --            --    (1,335,154)             --     (1,335,154)
                              ---------  ------    -----------  --------    ----------    ----------    ------------    -----------
BALANCE AT
  DECEMBER 31, 2008           1,000,000  $1,000     26,883,195  $ 26,883  $ 18,769,691  $(20,537,717)             --   $ (1,740,143)


                                                               30

            REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations
-------------------------------------

     Revolutions Medical Corporation (formerly Maxxon, Inc.), a Nevada corporation, ("RMC" or "the Company" or "RevMed") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. The Company has no products for sale at this time.

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

     During the fourth quarter of 2008, the Company commenced a short form merger to acquire the remaining minority interest in Clear Image. This short form merger was completed by December 2, 2008. The Company now owns 100% of the former Clear Image. Clear Images assets have been consolidated on our books and all inter-company transactions have been eliminated.

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

Earnings (Loss) per Share
-------------------------

     The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2008 and 2007 calculations of loss per share.

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

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

     Also, in December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51," ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no impact on the Company's financial position, results of operations or cash flows.

     In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions," ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company's financial position, results of operations or cash flows.

     In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company's financial position, results of operations or cash flows.

     In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company's financial position, results of operations or cash flows.

     The FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP APB 14-1"). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position was effective as of January 1, 2009 and had no material effect on the Company's financial position, results of operations or cash flows.

     In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company's financial position, results of operations, earnings per share or cash flows.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - UNCERTAINTIES

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(20,504,217) for the period from inception (August 16, 1996) to December 31, 2008. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MAXXON/GLOBE JOINT VENTURE AGREEMENT

     On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. In connection with the agreement, Maxxon issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement. On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company's causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company's Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe. Globe has appealed the judgment. On November 23, 2007, the Court signed an order granting Globe's Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.

     On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and the CFO individually. A hearing is currently set for May 1, 2009.


NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald Wheet, CEO
--------------------------------------------

     Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000. Mr. Wheet is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Mutual Release and Settlement Agreement With Former CEO
-------------------------------------------------------

     On April 14, 2006, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $203,920 (amount outstanding at December 31, 2007) and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2007. As of December 31, 2007, the Company had accrued interest payable of $91,176, but at December 31, 2008, that accrued interest had been reduced to $41,469 due to partial repayment as discussed below. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the three months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000. During 2007, the Company issued 345,662 shares of common stock upon the exercise of a warrant. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note payable by the Company.

     On April 8, 2008, the Company entered into a Memorandum of Understanding with its former CEO to settle this outstanding obligation through the issuance of its common stock on a quarterly basis commencing May 8, 2008, for one year. The value of the issuance of the common stock will be determined by the market value of the ten day average price following May 8, 2008, through May 18, 2008. During 2008, the Company issued 271,491 shares at a total value of $133,030 to partially repay this debt.

Amounts Due Pursuant to Employment and Consulting Agreements
------------------------------------------------------------

     As of December 31, 2008, the Company had accrued approximately $984,128 pursuant to employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

AMOUNTS DUE TO CONSULTANTS
--------------------------

     During the year ended December 31, 2008, the Company entered into a commitment with a third party who would obtain the breast biopsy and needle localization technology. The Company has paid $30,000 as of December 31, 2008, and expects to pay $210,000 by the end of the second quarter.


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

2008 COMMON STOCK TRANSACTIONS

     During the year ended December 31, 2008, the Company issued 1,000,000 stock options to an individual in conjunction with a consulting agreement. These options were valued at $0.10 per share and were exercised during the first Quarter of 2008. The Company received $100,000 in proceeds related to the exercise of these options.

     Also during the year ended December 31, 2008, the Company issued shares of common stock to one individual as payment for debt owed under a note payable. The debt will be satisfied with Company stock expensing an even amount each quarter over a period of twelve months. During the year ended December 31, 2008, 271,491 shares of stock were issued pursuant to this agreement. See Note 4 for additional discussion.

     During the year ended December 31, 2008, an additional 1,300,000 shares of common stock were issued as option holders exercised their options to purchase common stock and 4,720,978 shares were issued to third party investors. The Company received proceeds of $702,440 in connection with these shares issuances.

     During the year ended December 31, 2008, the Company issued 1,419,704 shares of common stock with a total value of $259,920 in lieu of cash as payment for consulting services.


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

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at December 31, 2008:

                                                                                 WEIGHTED
                                                                                 AVERAGE
                                      OPTIONS      WARRANTS       TOTAL      EXERCISE PRICE
                                    --------------------------------------------------------

Balance at December 31, 2007        10,985,000      107,500     11,092,500   $         0.090
Granted                              1,800,000            -      1,800,000             0.215
Exercised                           (2,425,000)           -     (2,425,000)            0.199
Expired/Forfeited                            -     (107,500)      (107,500)            5.000
                                    --------------------------------------
BALANCE AT DECEMBER 31, 2008        10,360,000            -   $ 10,360,000             0.157
                                    ======================================


                                             OPTIONS OUTSTANDING                       EXERCISABLE
                                ---------------------------------------------  --------------------------
                                                 Weighted
                                    Number        Average                           Number      Weighted
                                Outstanding at   Remaining       Weighted       Exercisable at   Average
                                 December 31,   Contractual  Average Exercise    December 31,   Exercise
Range of Exercise Price              2008          Life            Price             2008         Price
---------------------------------------------------------------------------------------------------------

OPTIONS
0.08 - 0.36                         10,250,000         2.00     $       0.10        10,250,000   $   0.10
1.00                                    55,000         4.34             1.00            55,000       1.00
10.00                                   55,000         1.00            10.00            55,000      10.00
                                --------------                                  --------------
                                    10,360,000                                      10,360,000
                                --------------                                  --------------

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

     During the year ended December 31, 2008, the Company accrued $180,000 of salary payments due to Tom O'Brien, a director, for his service as president of Clear Image, Inc. Mr. O'Brien's monthly salary is $15,000.

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

NOTE 9 - ACQUISITION OF CLEAR IMAGE ACQUISITION CORP

     In December 2008, the Company acquired the minority interest of Clear Image Acquisition Corporation ("Acquisition Corp"). The Company had previously acquired 62.2% of Acquisition Corp as part of the acquisition of Clear Image, Inc. ("Clear Image") in March 2007. The purchase price for the remaining minority interest of Acquisition Corp, excluding transaction costs, included a stock payment of 12,208 shares at closing.

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


NOTE 10 - SUBSEQUENT EVENT

     On March 25, 2009, the Company signed a six-month agreement with a Japanese firm to serve as an institutional public relations consultant as well as an investment banking liaison to attempt to arrange financing for the purpose of working capital as an intermediary. This is a non-exclusive contract for which the consultant will be paid 250,000 shares of common stock upfront and 7% of any financing raised going forward. This common stock is restricted as to resell for six months.

Index to and Description of Exhibits
------------------------------------

EX
No.                              Description of Exhibit
---                              ----------------------


2.1 Amended Articles of Incorporation (filed as Exhibit 2.1 to our Amended Form 10-SB filed August 15, 2001 with amendment filed as Exhibit A to our Definitive 14 C Information Statement filed November 29, 2007)

2.2  Bylaws (filed as Exhibit 2.2 to our Amended Form 10-SB filed August 15,
     2001)

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


                                             REVOLUTIONS MEDICAL CORPORATION


                                             /s/ RONDALD L. WHEET
                                             -----------------------

                                             By:  Rondald L. Wheet,
                                             Chief Executive Officer

March 30, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ RONDALD L. WHEET     Chief Executive Officer and Director     March 30, 2009
--------------------     (Principal Executive Officer and
Rondald L. Wheet         Principal Accounting Officer)

/s/ DR. THOMAS BEAHM     Director                                 March 30, 2009
--------------------
Dr. Thomas Beahm

/s/ THOMAS O'BRIEN       Director                                 March 30, 2009
------------------
Thomas O'Brien