Form 10-Q
period 2009-03-31
Revolutions Medical CORP
filed 2009-05-14
CIK 1041009

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended March 31, 2009

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

 Large accelerated filer [ ]                      Accelerated filer [ ]
 Non-accelerated filer [ ]                        Smaller reporting company [X]
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                           Yes  [ ]     No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 30,431,813 shares of common stock, $0.001 par value, outstanding and 1,000,000 shares of Series 2007 preferred stock, $0.001 par value outstanding as of April 15, 2009.



                                    TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Balance Sheet at March 31, 2009 (Unaudited)                     3

          Consolidated Statements of Operations For The Period From Inception
               (August 16, 1996) to March 31, 2009 and For The Three Months Ended
               March 31, 2009 and 2008 (Unaudited)                                     4

          Consolidated Statements of Cash Flows For The Period From Inception
               (August 16, 1996) to March 31, 2009 and For The Three months Ended
               March 31, 2009 and 2008 (Unaudited)                                     5

          Notes to Consolidated Financial Statements (Unaudited)                       7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                  13

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              16

     ITEM 4T. CONTROLS AND PROCEDURES                                                 23


PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                                       24

     ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS             24

     ITEM 6.  EXHIBITS                                                                24




                                      REVOLUTIONS MEDICAL CORPORATION
                                       (A Development Stage Company)

                                               BALANCE SHEET
                                               March 31, 2009
                                                (Unaudited)

                                                  ASSETS

                                                                              3/31/09          12/31/08
                                                                           ------------------------------

CURRENT ASSETS
Cash                                                                       $     44,988      $      4,796
Other assets                                                                      4,395                --
Goodwill                                                                         23,276            23,276
                                                                           ------------------------------

TOTAL ASSETS                                                               $     72,659      $     28,072
                                                                           ==============================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                   $    228,785      $    466,683
Accrued Salaries                                                                709,449         1,158,103
Notes Payable and Accrued Interest                                              143,429           143,429


                                                                           ------------------------------
  Total current liabilities                                                   1,081,663         1,768,215
                                                                           ------------------------------

    Total liabilities                                                         1,081,663         1,768,215
                                                                           ------------------------------

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued and outstanding            1,000             1,000
Common stock, $0.001 par value,
  250,000,000 shares authorized; 30,081,813 and 26,883,195                       30,082            26,883
  shares issued and outstanding at 3/31/09 and 12/31/08, respectively
Paid in capital                                                              19,800,309        18,769,691
Deficit accumulated during the development stage                            (20,840,395)      (20,537,717)
                                                                           ------------------------------
  Total shareholders' deficiency                                             (1,009,004)       (1,740,143)
                                                                           ------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                             $     72,659      $     28,072
                                                                           ==============================


The accompanying notes are an integral part of the interim financial statements




                              REVOLUTIONS MEDICAL CORPORATION
                               (A Development Stage Company)

                                 STATEMENTS OF OPERATIONS
                From Inception (August 16, 1996) Through March 31, 2009 and
                    For The Three Months Ended March 31, 2009 and 2008
                                        (Unaudited)


                                         FROM INCEPTION
                                          (AUGUST 16,
                                         1996) THROUGH THREE MONTHS ENDED THREE MONTHS ENDED
                                         MAR 31, 2009     MAR 31, 2009       MAR 31, 2008
                                         ------------------------------------------------

Investment Income                        $    170,753      $         --      $         --
Other Income                                  596,554           592,697                --
                                         -------------------------------------------------
                                              767,307           592,697                --
                                         ------------------------------------ ------------

EXPENSES
Research and development                    2,379,056            96,000             8,000
Purchased R&D                               3,309,515                --                --
General and administrative                 14,913,257           345,493           132,856
                                         ------------------------------------------------
  Total operating expenses                 20,601,828           441,493           140,856
                                         ------------------------------------------------

Operating income (loss)                   (19,834,521)          151,204          (140,856)
                                         ------------------------------------------------

Interest income                                17,276                --                --
                                         ------------------------------------------------

Interest expense                              122,297                --                --
                                         ------------------------------------------------

Gain on disposal of assets                        794                --                --
                                         ------------------------------------------------

Gain on extinguishment of debt                 10,398                --                --
                                         ------------------------------------------------

Depreciation and amortization                  75,536                --                --
                                         ------------------------------------------------

Compensation cost for options               1,019,931           453,882                --
                                         -------------------------------------------------

Net loss before minority interest         (21,023,817)         (302,678)         (140,856)
                                         ------------------------------------------------

Minority Interest in Subsidiary Loss         (183,422)               --           (17,120)
                                         ------------------------------------------------

Net loss from operations                 $(20,840,395)     $   (302,678)     $   (123,736)
                                         ================================================

Weighted average shares
  outstanding                              38,253,426        28,035,224        18,362,324
                                         ------------------------------------------------

Net loss per share (Note 1)              $      (0.54)     $      (0.01)     $      (0.01)
                                         ================================================

The accompanying notes are an integral part of the interim financial statements



                                                  REVOLUTIONS MEDICAL CORPORATION
                                                   (A Development Stage Company)

                                                     STATEMENTS OF CASH FLOWS
                                    From Inception (August 16, 1996) Through March 31, 2009 and
                                        For The Three Months Ended March 31, 2009 and 2008
                                                            (Unaudited)


                                                                        FROM INCEPTION
                                                                          (AUGUST 16,
                                                                         1996) THROUGH                THREE MONTHS ENDED
                                                                           MARCH 31,             MARCH 31,            MARCH 31,
                                                                             2009                  2009                 2008
                                                                         ------------------------------------------------------

OPERATING ACTIVITIES
Loss from operations before minority interest                            $(20,840,395)        $   (302,678)          $ (123,736)
Plus non-cash charges to earnings
  Stock compensation expense                                                1,019,931              453,882                   --
  Depreciation and amortization                                                75,525                   --                   --
  Purchase R&D - Clear Image                                                3,309,515                   --                   --
  Common stock issued for services                                          3,846,628              229,300              390,000
  Preferred stock issued for services                                          20,000                   --                   --
  Expenses paid by third parties                                               57,134                   --                   --
  Contribution of services by officer and employees                           799,154                   --                   --
  Services by officer and employees paid for
    with non-cash consideration                                               167,500                   --                   --
  Compensation cost for option price reduction                                 50,000                   --                   --
  Amortization of compensation cost for options
    granted to non-employees and common stock
    issued for services                                                     1,775,577                   --                   --
  Allowance for doubtful accounts                                              50,900                   --                   --
  Gain on extinguishment of debt                                              (10,398)                  --                   --
  Write-off of Notes Receivable                                                14,636                   --                   --
  Write-off of Notes Payable                                                   (8,239)                  --               (8,239)
  Write-off of organizational costs                                             3,196                   --                   --
  Write-off of zero value investments                                         785,418                   --                   --
  Write-off of leasehold improvements and computer equipment                    2,006                   --                   --
  Compensation costs for stock options and warrants
    granted to non-employees                                                1,205,015                   --                   --
Change in working capital accounts:
  (Increase) decrease in receivables from related parties                     (68,900)                  --                   --
  Increase in other assets                                                     (4,395)              (4,395)                  --
  (Increase) decrease in goodwill                                             (23,276)                  --                   --
  (Increase) decrease in other receivables                                   (176,577)                  --                   --
  Increase (decrease) in accrued salaries and consulting                      484,397             (448,654)              49,000
  Increase (decrease) in accrued interest                                      91,177                   --                   --
  Increase (decrease) in accounts payable and accrued liabilities           1,320,331             (237,898)                 251
                                                                         ------------------------------------------------------
    Total operating activities                                             (6,054,140)            (310,443)             (82,724)
                                                                         ------------------------------------------------------

INVESTING ACTIVITIES
Purchase of equipment                                                         (67,042)                  --                   --
Investment in syringe patent development                                      (10,000)                  --                   --
Investment in Ives Health Company                                            (251,997)                  --                   --
Investment in The Health Club                                                 (10,000)                  --                   --
                                                                         ------------------------------------------------------
    Total investing activities                                               (339,039)                  --                   --
                                                                         ------------------------------------------------------

FINANCING ACTIVITIES
Loans from shareholders                                                        13,907                   --                   --
Repayment of loans from shareholders                                           (8,005)                  --                   --
Repayments of Promissory Notes                                                190,754                   --                   --
Common stock subscribed                                                        34,000                   --                   --
Sale of preferred stock for cash:                                              (1,000)                  --                   --
Sale of common stock for cash:
  To third-party investors (prior to merger)                                  574,477                   --                   --
  To third-party investors                                                  4,016,001               10,134              100,000
  From exercise of stock options                                            1,662,918              340,501                   --
  Less:  Issue Costs                                                         (102,318)                  --                   --
Convertible debentures issued for cash                                        355,000                   --                   --
Payment of exclusive license note payable                                    (100,000)                  --                   --
                                                                         ------------------------------------------------------
    Total financing activities                                              6,635,734              350,635              100,000
                                                                         ------------------------------------------------------

Minority interest                                                            (197,567)                  --              (17,120)
                                                                         ------------------------------------------------------

Change in cash                                                                 44,988               40,192                  156
Cash at beginning of period                                                        --                4,796                2,398
                                                                         ------------------------------------------------------

Cash at end of period                                                    $     44,988         $     44,988         $      2,554
                                                                         ======================================================

Continued


                                                  REVOLUTIONS MEDICAL CORPORATION
                                                   (A Development Stage Company)

                                                STATEMENTS OF CASH FLOWS, Continued
                                    From Inception (August 16, 1996) Through March 31, 2009 and
                                        For The Three Months Ended March 31, 2009 and 2008
                                                            (Unaudited)


                                                                        FROM INCEPTION
                                                                          (AUGUST 16,
                                                                         1996) THROUGH                THREE MONTHS ENDED
                                                                           MARCH 31,             MARCH 31,            MARCH 31,
                                                                             2009                  2009                 2008
                                                                         ------------------------------------------------------

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period                             57,571                   --                   --
                                                                         ------------------------------------------------------
Non-cash financing and investing activities:
  Acquisition of Color MRI Technology                                       3,309,515                   --                   --
  Investment in Globe Joint Venture                                          (637,566)                  --                   --
  Common stock issued to founders                                               7,000                   --                   --
  Common stock issued in connection with merger
    with Cerro Mining Corporation                                                 300                   --                   --
  20 to 1 reverse stock split                                                 138,188                   --                   --
  Common stock issued in Ives merger                                          346,262                   --                   --
  Common stock subscriptions                                                   69,800                   --                   --
  Capitalized compensation cost for options granted                         1,487,700                   --                   --
  Common stock issued in exchange for promissory note                         676,500                   --                   --
  Common stock issued for payment of debt                                     152,553                   --                   --
  Common stock issued for convertible debentures                              190,660                   --                   --
  Common stock issued for services                                            706,663                   --                   --
  Common stock issued to pay Ives debt                                         27,000                   --                   --
  Common stock issued to Clear Image shareholders under short form merger      12,208                   --                   --

                REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2009
                                   (UNAUDITED)


NOTE 1 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

         The accompanying interim consolidated financial statements of Revolutions Medical Corporation ("RevMed") and its partially-owned subsidiary Clear Image, Inc. ("Clear Image"), together referred to as the "Company" are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March
31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Organization and Nature of Operations
-------------------------------------

         Revolutions Medical Corporation, a Nevada corporation, ("RevMed" or "the Company") is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. During 2008, RevMed acquired 100% of the common stock of Clear Image, Inc., which was developing a color MRI technology. The Company now owns this technology as well. The Company has no products for sale at this time.

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

Loss per Share
--------------

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net loss per share is calculated by dividing net loss available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted loss per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2009 and 2008 calculations of loss per share.

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

         In April 2009, the FASB issued Staff Position No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies." The Staff Position amends SFAS No. 141(R), "Business Combinations" to require an acquirer to recognize at fair value at acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. The Staff Position is effective for business combinations with an acquisition date on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

         In April 2009, the FASB issued Staff Position No. 157-4, "Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions that are not Orderly." The Staff Position provides guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157, "Fair Value Measurements." The Staff Position relates to determining fair values when there is no active market or where the inputs being used represent distressed sales. The Staff Position is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows.

         In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." The purpose of this Staff Position is to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The Staff Position relates to assets and liabilities that are not currently disclosed on the statement of financial position at fair value. These financial instruments are currently disclosed at fair value in the notes to the financial statements on an annual basis only. This Staff Position provides for these fair value footnote disclosures to be made at interim periods, also. The Staff Position is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows .

         In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairment." The purpose of this Staff Position is to bring greater consistency to the timing of impairment recognition and greater clarity regarding disclosures to investors regarding the cash flows, credit losses and aging of securities with unrealized losses. The Staff Position is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 2 - UNCERTAINTIES

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of$(20,840,395) for the period from inception (August 16, 1996) to March
31, 2009. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

         On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and Andy Hu individually. In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County. Due to the Texas state district's court's backlog of cases and the withdrawal of Globe and Andy Hu's counsel, the motion to stay was not heard until May 1, 2009. The motion was granted as to Globe; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe's motion. Hu's motion to stay was denied at a May 8th hearing. Accordingly, the Company intends to proceed post haste with discovery with respect to its claims against Hu, including without limitation obtaining the deposition of a key witness.

NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald Wheet, CEO
--------------------------------------------

         Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000.As of March 31, 2009, the Company owed Mr. Wheet $55,724 pursuant to his prior employment agreement. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse all of his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

         Mr. Wheet may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control, (iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Wheet to relocate or assigns duties not commensurate with his position as CEO, (v) Mr. Wheet is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. Wheet under this agreement. For two years following his resignation or termination, Mr. Wheet will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company's customers or accounts.

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

         On April 8, 2008, the Company entered into a Memorandum of Understanding with its former CEO to settle this outstanding obligation through the issuance of its common stock on a quarterly basis commencing May 8, 2008 for one year. The value of the issuance of the common stock will be determined by the market value of the ten day average price following May 8, 2008 through May 18, 2008. During 2008, the Company issued 271,491 shares at a total value of $133,030 to partially repay this debt. On May 6, 2009, the Company issued 666,828 shares with a value of $306,741 to completely pay off this debt.


Amounts Due Pursuant to Employment and Consulting Agreements
------------------------------------------------------------

         The Company has accrued $709,449 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company's RevVac Safety Syringe
-----------------------------------------------------------

         The Company owns a patent published January 2005 and a patent application was filed by the Globe/RevMed Joint Venture in September 2005 for the RevVac safety syringe. In January 2009, this second patent for the RevVac safety syringe was issued by the U.S. patent office and published in April 2009. During the quarter ended September 30, 2008, the Company filed international patent protection rights regarding the RevVac Safety Syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and Europe.

Revolutions Medical Patent Applications and License to Color MRI Technology
---------------------------------------------------------------------------

         The Company owns four (4) separate patent applications, filed September 15, 2006. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company's business.

         In 1996, a former subsidiary of the Company, Clear Image, Inc., acquired an exclusive license to a color MRI technology from the University of South Florida Research Foundation ("USFRF").In 2002, USFRF notified Clear Image that the license was terminated because Clear Image had not used its "best efforts", an assertion which Clear Image disputed. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF. The Company believes that its color MRI technology does not rely on the license; however, the legal implications are uncertain. There is no assurance that this 2002 dispute with USFRF will not recur.

AMOUNTS DUE TO CONSULTANTS
--------------------------

         During the year ended December 31, 2008, the Company entered into a commitment with a third party who would obtain the breast biopsy and needle localization technology. The Company has paid $30,000 as of March 31, 2009, and expects to pay another $210,000 by the end of the second quarter.

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

COMMON STOCK TRANSACTIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009

         During the three months ended March 31, 2009, 2,637,500 shares of common stock were issued as option holders exercised their options to purchase common stock and 181,118 shares were issued to third party investors. The Company received proceeds of $350,635 in connection with these share issuances.

         During the three months ended March 31, 2009, the Company issued an additional 380,000 shares of common stock with a total value of $229,300 in lieu of cash as payment for consulting services.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

         The following tables summarize information about the stock options outstanding at March 31, 2009:

                                             WEIGHTED
                                             AVERAGE
                                OPTIONS    EXERCISE PRICE
                              ------------------------------

Balance at December 31, 2008   10,360,000   $       0.157
Granted                         1,350,000           0.176
Exercised                      (2,637,500)          0.129
Expired/Forfeited                      --
                               ---------------------------
BALANCE AT MARCH 31, 2009       9,072,500           0.146
                               ===========================

NOTE 7 - FINANCIAL ADVISORY AND INVESTMENT BANKING AGREEMENT

         The Company entered into a financial advisory and investment banking agreement with Spartan Securities Group, LTD. The agreement engaged Spartan on a non-exclusive basis for two years to provide services to include, but not limited to, arranging meetings with investment banking firms, rendering advice on internal operations, rendering advice on corporate finance matters, rendering advice or assistance on merger or acquisition activities and rendering advice on capital raising activities. Spartan will be compensated with commissions based on specified percentages in the contract related to the aggregate consideration received in the underlying merger or acquisition, equity placement, third party debt placement transaction. In certain transactions Spartan may be eligible to receive warrants to purchase common stock of the Company. This contract was terminated in December 2008 and 60,000 shares at a value of $12,600 were issued for services rendered.

NOTE 8- MANAGEMENT CONSULTING, BUSINESS ADVISORY, SHAREHOLDER AND PUBLIC RELATIONS AGREEMENT

     On March 25, 2009, the Company signed a six-month agreement with a Japanese firm to serve as an institutional public relations consultant as well as an investment banking liaison to attempt to arrange financing for the purpose of working capital as an intermediary. This is a non-exclusive contract for which the consultant was paid 250,000 shares of common stock at a value of $150,000 and will be paid 7% of any financing raised going forward. This common stock is restricted as to resell for six months.


ITEM 2. MANAGEMET'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. See "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

         Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the RevVac retractable safety syringe, which is designed specifically to reduce accidental needle stick injuries. On February 6, 2007, the Company announced an agreement with Strategic Product Development, Inc. ("SPD") to provide FDA regulatory compliance, manufacturing management capabilities and ongoing product development services. On March 5, 2007, the Company announced that SON Medical, a privately held contract regulatory and testing consulting firm located in the Boston area, was chosen to conduct lab testing for the Company's RevVac retractable safety syringe. See "STATUS OF PLANNED PRODUCTS" below.

         On March 26, 2007, the Company completed the acquisition of the sole asset of Clear Image Acquisition Corporation ("Acquisition Corp") pursuant to the Plan and Agreement of Reorganization of January 26, 2007. See Note 9 "Acquisition of Clear Image Acquisition Corp" to the consolidated financial statements for the year ended December 31, 2008 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009.

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

         It could be months, if ever, before our planned products are sold in the United States or anywhere else in the world. Our business is subject to numerous risks and uncertainties that are more fully described in "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."


STATUS OF PLANNED PRODUCTS

         On April 23, 2009, the Company announced that it had acquired the exclusive rights to license an FDA-approved breast biopsy localization system. The Company recently signed a worldwide exclusive license agreement with Strategic Product Development for an image-guided navigation system that incorporates high accuracy breast biopsies systems ("BSS") to conventional mammography systems, which number more than 50,000 globally. This technology has already received 510K market clearance by the FDA. BSS facilitates accurate and fast non-palpable lesions and micro calcification localization in the treatment of breast cancer. It is a low-cost, standalone stereotactic image-based system which uses data from a pair of mammograms to enable radiologists to accurately position a localization needle or biopsy tool at the location of suspicious abnormalities. The system can also be modified to leverage existing popular biopsy tools. The technology can be used to provide a technology platform for future development, including multi-modal breast imaging for the image fusion of MRI and X-Ray images. The BSS will be modified to use Rev Med's proprietary safety syringe technology as well. The Company believes that this technology has the potential to be deployed in the vast majority of more than 50,000 mammography machines that are currently in use worldwide, including more than 15,000 in the United States.

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

         The Rev Vac Safety Syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on our website at www.revolutionsmedical.com. The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

         When an MRI is taken, the images are sent to a pictorial archival computer systems ("PACS"), which displays the images for a radiologist to view. RevMed has hired and announced Strategic Product Development ("SPD") to be its project design consultant for the purpose of implementing the RevColor MRI software (including 3-D and automatic segmentation) on a PACS delivery platform and has given approval for SPD to enter into a binding letter of intent with Cambridge Medical Information Corporation ("CMIC") to use their PACS delivery platform, known as zPACS, which is an advanced fully functional PACS system currently in operation at several major international hospitals. The estimated cost of this project is $400,000, which RevMed is working to raise. A video of the MRI software can be found on the Company's website.

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

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS
-----------------------------------------------------

         As of March 31, 2009, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

         Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 30,081,813 shares were issued and outstanding as of March 31, 2009. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company requires an estimated $4.8 million in capital over the next twelve months; $1.0 million of which is for costs to finalize product development and to begin beta testing for the color MRI technology; $1.25 million to setup syringe manufacturing; $0.75 million for breast biopsy system manufacturing setup; $0.5 million for distribution and sales for all three products and $0.5 million for working capital to cover expenses, such as rent, telephone, auditing, financial reporting requirements, and administrative expenses, including salaries; and $800,000 for outstanding liabilities. There is no assurance, however, that we will be successful in raising the funds when needed, on acceptable terms, or at all. There is no assurance that development of our planned products will not require a significant amount of time to commence or to complete and there is no assurance that the costs will not be significantly greater than current estimates.

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

IF WE DO NOT OBTAIN FDA APPROVAL FOR OUR OTHER PLANNED PRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED.

         Our other planned products will require FDA approval before they can be sold in the United States. There is no assurance that all of our planned products will qualify for the FDA's 510(k) pre-market notification approval process, which is less rigorous than a PMA.

         The FDA approval process can take years and be expensive, especially if a PMA is required. A PMA is much more rigorous and expensive to complete than a 510(k). In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, now allows the FDA to assess and collect user fees for 510(k) and for PMA applications. There is no assurance that we will have the funds necessary to apply for or obtain FDA approval for our other planned products.

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

         As of the date of this report, we had a total of 7,722,500 options outstanding to purchase shares of common stock at exercise prices ranging from $0.08 to $10.00 per share (of which all were exercisable). To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline.

         From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

         As of March 31, 2009, the Company had 250,000,000 shares authorized and 30,081,813 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

         We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of March 31, 2009, we had accumulated a deficit of approximately $(20,840,395). There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINEIN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU

         The market price of our common stock, which is over the counter bulletin board under the symbol "OTCBB:RMCP," has been, and may continue to be, highly volatile. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

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


ITEM 4T. CONTROLS AND PROCEDURES

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

         Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company's management, with the participation of the CEO/CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of March 31, 2009. Based on that evaluation, the Company's CEO/CFO concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. However, management's assessment identified the following material weaknesses:

         - As of March 31, 2009, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles ("GAAP") in the US and the financial reporting requirements of the Securities and Exchange Commission.

         - As of March 31, 2009, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

         - As of March 31, 2009, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

         The Company also disclosed these weaknesses in our Form 10-K filed on March 31, 2009. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

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

         On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and Andy Hu individually. In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County. Due to the Texas state district's court's backlog of cases and the withdrawal of Globe and Hu's counsel, the motion to stay was not heard until May 1, 2009. The motion was granted as to Globe; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe's motion. Hu's motion to stay was denied at a May 8th hearing. Accordingly, RMC intends to proceed post haste with discovery with respect to its claims against Hu, including without limitation obtaining the deposition of a key witness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Equity transactions for the three months ended March 31, 2009 are incorporated herein by reference to Part I- Financial Information- Notes to Financial Statements- Note 5. "Preferred Stock and Common Stock Transactions."

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

Date:  May 13, 2009


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rondald L. Wheet   Chief Executive Officer and Director   May 13, 2009
--------------------   (Principal Executive Officer and
Rondald L. Wheet       Principal Accounting Officer)


/s/ Dr. Thomas Beahm   Director                               May 13, 2009
--------------------
Dr. Thomas Beahm


/s/ THOMAS O'BRIEN     Director                               May 13, 2009
--------------------
Thomas O'Brien