Form 10-Q
period 2009-06-30
Revolutions Medical CORP
filed 2009-08-14
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-28629

REVOLUTIONS MEDICAL CORPORATION
(Name of Registrant as specified in its charter)

NEVADA	73-1526138
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2073 SHELL RING CIRCLE MT. PLEASANT, SC 29466
(Address of principal executive offices and Zip Code)

(843) 971-4848
(Registrant's telephone number, including area code)
Copies to:
Joseph M. Lucosky, Esq.
Anslow & Jaclin, LLP
195 Rt. 9 South, 2nd Floor
Manalapan, NJ, 07726
Tel No.: (732) 409-1212
Fax No.: (732) 577-1188

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 14, 2009, there were 30,431,813 shares outstanding of the Issuer's common stock.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

BALANCE SHEET
June 30, 2009
(Unaudited)

ASSETS

	6/30/09	12/31/08

CURRENT ASSETS
Cash	$1,205	$4,796
Other assets	4,395	--
Goodwill	23,276	23,276

TOTAL ASSETS	$28,876	$28,072

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$224,389	$466,683
Accrued Salaries	711,449	1,158,103
Notes Payable and Accrued Interest	--	143,429
Total current liabilities	935,838	1,768,215

Total liabilities	935,838	1,768,215

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value,
250,000,000 shares authorized; 31,378,641 and 26,883,195
shares issued and outstanding at 6/30/09 and 12/31/08, respectively	31,379	26,883
Paid in capital	21,298,602	18,769,691
Deficit accumulated during the development stage	(22,237,943)	(20,537,717)
Total shareholders' deficiency	(906,962)	(1,740,143)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$28,876	$28,072

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
From Inception (August 16, 1996) Through June 30, 2009 and
For The Six Months Ended June 30, 2009 and 2008
(Unaudited)

	FROM INCEPTION
	(AUGUST 16, 1996)	SIX MONTHS	SIX MONTHS
	THROUGH	ENDED	ENDED
	JUNE 30, 2009	JUNE 30, 2009	JUNE 30, 2008

Investment Income	$170,753	$--	$--
Other Income	3,857	--	--
	174,610	--	--

EXPENSES
Research and development	2,438,056	155,000	8,000
Purchased R&D	3,309,515	--	--
General and administrative	14,497,447	(70,317)	132,856
Total operating expenses	20,245,018	84,683	355,147

Operating income (loss)	(20,070,408)	(84,683)	(355,147)

Interest income	17,276	--	--

Interest expense	122,297	--	--

Gain on disposal of assets	794	--	--

Gain on extinguishment of debt	(152,914)	(163,312)	1,434

Depreciation and amortization	75,536	--	--

Compensation cost for options	2,018,280	1,452,231	--

Net loss before minority interest	(22,421,365)	(1,700,226)	(353,713)

Minority Interest in Subsidiary Loss	(183,422)	--	(34,243)

Net loss from operations	$(22,237,943)	$(1,700,226)	$(319,470)

Weighted average shares outstanding	36,885,305	29,571,163	19,422,405

Net loss per share (Note 1)	$(0.60)	$(0.06)	$(0.02)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
From Inception (August 16, 1996) Through June 30, 2009 and
For The Six Months Ended June 30, 2009 and 2008
(Unaudited)

	FROM INCEPTION
	(AUGUST 16, 1996)	SIX MONTHS	SIX MONTHS
	THROUGH	ENDED	ENDED
	JUNE 30, 2009	JUNE 30, 2009	JUNE 30, 2008

OPERATING ACTIVITIES
Loss from operations before minority interest	$(22,237,943)	$(1,700,226)	$(353,713)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	1,452,231	--
Depreciation and amortization	75,525	--	--
Purchase R&D - Clear Image	3,309,515	--	--
Common stock issued for services	4,240,369	623,041	--
Preferred stock issued for services	20,000	--	--
Expenses paid by third parties	57,134	--	--
Contribution of services by officer and employees	799,154	--	--
Services by officer and employees paid for with non-cash consideration	167,500	--	--
Compensation cost for option price reduction	50,000	--	--
Amortization of compensation cost for options granted
to non-employees and common stock issued for services	1,775,577	--	--
Allowance for doubtful accounts	50,900	--	--
Gain on extinguishment of debt	(10,398)	--	(1,434)
Write-off of Notes Receivable	14,636	--	--
Write-off of Notes Payable	(8,239)	--	(8,239)
Write-off of organizational costs	3,196	--	--
Write-off of zero value investments	785,418	--	--
Write-off of leasehold improvements and computer equipment	2,006	--	--
Compensation costs for stock options and warrants granted to non-employees	1,205,015	--	--
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(68,900)	--	--
Increase in other assets	(4,395)	(4,395)	--
(Increase) decrease in goodwill	(23,276)	--	--
(Increase) decrease in other receivables	(176,577)	--	--
Increase (decrease) in accrued salaries and consulting	486,398	(446,653)	90,161
Increase (decrease) in accrued interest	91,177	--	--
Increase (decrease) in accounts payable and accrued liabilities	1,315,935	(242,294)	(26,060)
Total operating activities	(6,061,993)	(318,296)	(299,285)

INVESTING ACTIVITIES
Purchase of equipment	(67,042)	--	--
Investment in syringe patent development	(10,000)	--	--
Investment in Ives Health Company	(251,997)	--	--
Investment in The Health Club	(10,000)	--	--
Total investing activities	(339,039)	--	--

FINANCING ACTIVITIES
Loans from shareholders	13,907	--	--
Repayment of loans from shareholders	(8,005)	--	--
Repayments of Promissory Notes	47,325	(143,429)	--
Common stock subscribed	34,000	--	--
Sale of preferred stock for cash:	(1,000)	--	--
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	--	--
To third-party investors	4,016,001	10,134	117,205
From exercise of stock options	1,770,418	448,001	230,166
Less: Issue Costs	(102,318)	--	--
Convertible debentures issued for cash	355,000	--	--
Payment of exclusive license note payable	(100,000)	--	--
Total financing activities	6,599,805	314,706	347,371

Minority interest	(197,567)	--	(34,243)

Change in cash	1,206	(3,590)	13,843
Cash at beginning of period	--	4,796	2,398

Cash at end of period	$1,206	$1,206	$16,241

Continued

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS, Continued
From Inception (August 16, 1996) Through June 30, 2009 and
For The Six Months Ended June 30, 2009 and 2008
(Unaudited)

	FROM INCEPTION
	(AUGUST 16, 1996)	SIX MONTHS	SIX MONTHS
	THROUGH	ENDED	ENDED
	JUNE 30, 2009	JUNE 30, 2009	JUNE 30, 2008

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	57,571	--	--

Non-cash financing and investing activities:
Acquisition of Color MRI Technology	3,309,515	--	--
Investment in Globe Joint Venture	(637,566)	--	--
Common stock issued to founders	7,000	--	--
Common stock issued in connection with merger with Cerro Mining Corporation	300	--	--
20 to 1 reverse stock split	138,188	--	--
Common stock issued in Ives merger	346,262	--	--
Common stock subscriptions	69,800	--	--
Capitalized compensation cost for options granted	1,487,700	--	--
Common stock issued in exchange for promissory note	676,500	--	--
Common stock issued for payment of debt	152,553	--	--
Common stock issued for convertible debentures	190,660	--	--
Common stock issued for services	706,663	--	--
Common stock issued to pay Ives debt	27,000	--	--
Common stock issued to Clear Image shareholders under short form merger	12,208	--	--

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements of Revolutions Medical Corporation ("RevMed") and its partially-owned subsidiary Clear Image, Inc. ("Clear Image"), together referred to as the "Company" are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provision of SFAS No. 128 and SAB 98 basic net loss per share is calculated by dividing net loss available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted loss per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2009 and 2008 calculations of loss per share.

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

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.”  The Staff Position amends SFAS No. 141(R), “Business Combinations” to require an acquirer to recognize at fair value at acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period.  The Staff Position is effective for business combinations with an acquisition date on or after December 15, 2008.  The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions that are not Orderly.”  The Staff Position provides guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.”  The Staff Position relates to determining fair values when there is no active market or where the inputs being used represent distressed sales.  The Staff Position is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The purpose of this Staff Position is to enhance consistency in financial reporting by increasing the frequency of fair value disclosures.  The Staff Position relates to assets and liabilities that are not currently disclosed on the statement of financial position at fair value.  These financial instruments are currently disclosed at fair value in the notes to the financial statements on an annual basis only.  This Staff Position provides for these fair value footnote disclosures to be made at interim periods, also.  The Staff Position is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment.”  The purpose of this Staff Position is to bring greater consistency to the timing of impairment recognition and greater clarity regarding disclosures to investors regarding the cash flows, credit losses and aging of securities with unrealized losses.  The Staff Position is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of$(22,237,943) for the period from inception (August 16, 1996) to June 30, 2009. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company's capital raising efforts to fund the development of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and Andy Hu individually. In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County.  Due to the Texas state district's court's backlog of cases and the  withdrawal of Globe and Andy Hu's counsel, the motion to stay was not heard until May 1, 2009.  The motion was granted as to Globe; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe's motion.  Hu’s motion to stay was denied at a May 8th hearing.  Accordingly, the Company intends to proceed post haste with discovery with respect to its claims against Hu, including without limitation obtaining the deposition of a key witness.

NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald Wheet, CEO

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000.As of June 30, 2009, the Company owed Mr. Wheet $57,724 pursuant to his prior employment agreement. He is responsible for the Company's substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse all of his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Mutual Release and Settlement Agreement With Former CEO

On April 14, 2006, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $203,920 (amount outstanding at December 31, 2007) and a warrant to purchase up to 12,913,239 shares of common stock at $0.001 per share on or before April 14, 2010. In addition, the mutual release and settlement provides for continued indemnification of the former CEO and mutual releases. The note, which is unsecured and is presently in default, bears interest at 18% per year as the note was due April 14, 2007. As of December 31, 2007, the Company had accrued interest payable of $91,176. The warrant is exercisable only to the extent that the number of shares of common stock exercised plus the number of shares presently owned by the warrant holder does not exceed 4.99% of the outstanding shares of Common Stock of the Company on such date. The exercise limit is revocable by the warrant holder upon 75 days prior notice to the Company. During the six months ended March 31, 2006, the former CEO exercised warrants to purchase 6,000,000 shares of common stock. The exercise price of $6,000 was paid by reducing the principal balance of the promissory note by $6,000. During 2007, the Company issued 345,662 shares of common stock upon the exercise of a warrant. The exercise price of $6,913 was paid by reducing the principal balance of the promissory note payable by the Company.

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

Amounts Due Pursuant to Employment and Consulting Agreements

The Company has accrued $711,449 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

AMOUNTS DUE TO CONSULTANTS

During the year ended December 31, 2008, the Company entered into a commitment with a third party who would obtain the breast biopsy and needle localization technology. The Company has paid $30,000 as of June 30, 2009, and expects to pay another $210,000 by the end of the second quarter.

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

COMMON STOCK TRANSACTIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009

During the six months ended June 30, 2009, 3,067,500 shares of common stock were issued as option holders exercised their options to purchase common stock and 181,118 shares were issued to third party investors. The Company received proceeds of $107,500 in connection with these share issuances.

During the six months ended June 30, 2009, the Company issued an additional 580,000 shares of common stock with a total value of $316,300 in lieu of cash as payment for consulting services.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options outstanding at June 30, 2009:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE

Balance at March 30, 2009	10,360,000	$0.146
Granted	1,430,000	0.131
Exercised	(430,000)	0.250
Expired/Forfeited	--
BALANCE AT JUNE 30, 2009	10,072,500	0.139

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

NOTE 8 - MANAGEMENT CONSULTING, BUSINESS ADVISORY, SHAREHOLDER AND PUBLIC RELATIONS AGREEMENT

On March 25, 2009, the Company signed a six-month agreement with a Japanese firm to serve as an institutional public relations consultant as well as an investment banking liaison to attempt to arrange financing for the purpose of working capital as an intermediary. This is a non-exclusive contract for which the consultant was paid 250,000 shares of common stock at a value of $150,000. This common stock is restricted as to resell for six months.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the RevVac retractable safety syringe, which is designed specifically to reduce accidental needle stick injuries. On February 6, 2007, the Company announced an agreement with Strategic Product Development, Inc. ("SPD") to provide FDA regulatory compliance, manufacturing management capabilities and ongoing product development services. On March 5, 2007, the Company announced that SON Medical, a privately held contract regulatory and testing consulting firm located in the Boston area, was chosen to conduct lab testing for the Company's RevVac retractable safety syringe. See “STATUS OF PLANNED PRODUCTS” below.

On March 26, 2007, the Company completed the acquisition of the sole asset of Clear Image Acquisition Corporation ("Acquisition Corp") pursuant to the Plan and Agreement of Reorganization of January 26, 2007. See Note 9 "Acquisition of Clear Image Acquisition Corp" to the consolidated financial statements for the year ended December 31, 2008 appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on June 30, 2009.

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

STATUS OF PLANNED PRODUCTS

On April 23, 2009, the Company announced that it had acquired the exclusive rights to license an FDA-approved breast biopsy localization system. The Company recently signed a worldwide exclusive license agreement with Strategic Product Development for an image-guided navigation system that incorporates high accuracy breast biopsies systems (“BSS”) to conventional mammography systems, which number more than 50,000 globally.  This technology has already received 510K market clearance by the FDA.  BSS facilitates accurate and fast non-palpable lesions and micro calcification localization in the treatment of breast cancer.  It is a low-cost, standalone stereotactic image-based system which uses data from a pair of mammograms to enable radiologists to accurately position a localization needle or biopsy tool at the location of suspicious abnormalities.  The system can also be modified to leverage existing popular biopsy tools.  The technology can be used to provide a technology platform for future development, including multi-modal breast imaging for the image fusion of MRI and X-Ray images.  The BSS will be modified to use Rev Med’s proprietary safety syringe technology as well.  The Company believes that this technology has the potential to be deployed in the vast majority of more than 50,000 mammography machines that are currently in use worldwide, including more than 15,000 in the United States.

On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the Rev Vac Safety Syringe has been approved. Furthermore, FDA approval is not needed for educational and research use of our Rev Color and Rev 3D MRI software products. The Company plans on marketing these products for such use very soon. In December 2008, the Company filed for patent protection in Europe on its Rev Color and Rev 3D software.The Rev Vac Safety Syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on our website at www.revolutionsmedical.com.  The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

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

LIQUIDITY AND CAPITAL RESOURCES AND CASH REQUIREMENTS

As of June 30, 2009, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See "RISK FACTORS."

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 31,378,641 shares were issued and outstanding as of June 30, 2009. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company's management, with the participation of the CEO/CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of June 30, 2009. Based on that evaluation, the Company's CEO/CFO concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. However, management's assessment identified the following material weaknesses:

-	As of June 30, 2009, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles ("GAAP") in the US and the financial reporting requirements of the Securities and Exchange Commission.

-	As of June 30, 2009, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

-	As of June 30, 2009, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and Andy Hu individually.   In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County.  Due to the Texas state district's court's backlog of cases and the  withdrawal of Globe and Hu’s counsel, the motion to stay was not heard until May 1, 2009.  The motion was granted as to Globe; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe's motion.  Hu’s motion to stay was denied at a May 8th hearing.  Accordingly, RMC intends to proceed post haste with discovery with respect to its claims against Hu, including without limitation obtaining the deposition of a key witness.

ITEM 1A. RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of our security holders during the period ended June 30, 2009.

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

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

REVOLUTIONS MEDICAL CORPORATION

Date: August 14, 2009	By:	/s/ Rondald L. Wheet
Rondald L. Wheet
Chief Executive Officer
Chief Financial Officer Principal Accounting Officer