Form 10-Q
period 2009-09-30
Revolutions Medical CORP
filed 2009-11-16
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 0-28629

REVOLUTIONS MEDICAL CORPORATION

(Exact Name of Registrant in its Charter)

NEVADA	73-1526138
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

670 MARINA DRIVE, 3RD FLOOR

CHARLESTON, SC 29492

(Address of principal executive offices and Zip Code)

(843) 971-4848

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 13, 2009, there were 33,147,891 shares outstanding of the registrant’s common stock

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

BALANCE SHEET

 (Unaudited)

	September 30, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$23,549	$4,796

NON-CURRENT ASSETS
Fixed Assets	15,000	—
Goodwill	52,671	23,276

TOTAL ASSETS	$91,220	$28,072

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$168,389	$466,683
Accrued Salaries	731,599	1,158,103
Notes Payable and Accrued Interest	10,000	143,429

Total current liabilities	909,988	1,768,215

Total liabilities	909,988	1,768,215

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 250,000,000 shares authorized; 33,147,891 and 26,883,195 shares issued and outstanding at 9/30/08 and 12/31/08, respectively	33,148	26,883

Paid in capital	21,756,033	18,769,691
Deficit accumulated during the development stage	(22,608,949)	(20,537,717)

Total shareholders' deficiency	(818,768)	(1,740,143)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$91,220	$28,072

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

 (Unaudited)

	From Inception (August 16, 1996) Through September 30, 2009	Nine Months Ended September 30,
		2009	2008

Investment Income	$170,753	$—	$170,753
Other Income	3,857	—	3,857
	174,610	—	174,610
EXPENSES
Research and development	2,586,056	303,000	146,040
Purchased R&D	3,309,515	—	—
General and administrative	14,720,453	152,689	543,094
Total operating expenses	20,616,024	455,689	689,134

Operating income (loss)	(20,441,414)	(455,689)	(689,134)

Interest income	17,276	—	—

Interest expense	122,297	—	—

Gain on disposal of assets	794	—	—

Gain on extinguishment of debt	(152,914)	(163,312)	10,398

Depreciation and amortization	75,536	—	—

Compensation cost for options	2,018,280	1,452,231	251,261

Net loss before minority interest	(22,792,371)	(2,071,232)	(929,997)

Minority Interest in Subsidiary Loss	(183,422)	—	(57,744)

Net loss from operations	$(22,608,949)	$(2,071,232)	$(872,253)

Weighted average shares outstanding	36,896,713	31,432,872	19,376,862

Net loss per share (Note 1)	$(0.61)	$(0.07)	$(0.04)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	From Inception (August 16, 1996) Through September 30, 2009	Nine Months Ended September 30,
		2009	2008

OPERATING ACTIVITIES
Loss from operations before minority interest	$(22,608,949)	$(2,071,232)	$(929,997)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	1,452,231	251,261
Depreciation and amortization	75,525	—	—
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	4,253,369	636,041	27,500
Preferred stock issued for services	20,000	—	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	499,154	—	—
Services by officer and employees paid for
with non-cash consideration	167,500	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	(10,398)
Write-off of Notes Receivable	14,636	—	—
Write-off of Notes Payable	(8,239)	—	(8,239)
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,205,015	—	—
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(68,900)	—	—
Increase in other assets	(4,395)	(4,395)	—
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(176,577)	—	—
Increase (decrease) in accrued salaries and consulting	506,546	(426,505)	(63,050)
Increase (decrease) in accrued interest	91,177	—	—
Increase (decrease) in accounts payable and accrued liabilities	1,259,936	(298,294)	137,396
Total operating activities	(6,455,850)	(712,153)	(595,527)
INVESTING ACTIVITIES
Purchase of equipment	(67,042)	—	—
Purchase of furniture	(15,000)	(15,000)	—
Investment in patent development	(25,000)	(25,000)	—
Investment in syringe patent development	(10,000)	—	—
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(379,039)	(40,000)	—
FINANCING ACTIVITIES
Loans from shareholders	13,907	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	(133,429)	—
Common stock subscribed	34,000	—	—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	—	—
To third-party investors 4,351,501 345,634 288,064
From exercise of stock options	1,881,118	558,701	371,416
Less: Issue Costs	(102,318)	—	—
Convertible debentures issued for cash	355,000	—	—
Payment of exclusive license note payable	(100,000)	—	—
Total financing activities	7,056,005	770,906	659,480
Minority interest	(197,567)	—	(57,744)
Change in cash	23,549	18,753	6,209
Cash at beginning of period	—	4,796	2,398
Cash at end of period	$23,549	$23,549	$8,607

(Continued)

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS, Continued

(Unaudited)

	From Inception (August 16, 1996) Through September 30, 2009	Nine Months Ended September 30,
		2009	2008

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	$57,571	$—	$—

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	—	—
Common stock issued to founders	7,000	—	—
Common stock issued in connection with merger with Cerro Mining Corporation	300	—	—
20 to 1 reverse stock split	138,188	—	—
Common stock issued in Ives merger	346,262	—	—
Common stock subscriptions	69,800	—	—
Common stock issued to extinguish debt	—	—
Capitalized compensation cost for options granted	1,487,700	—	—
Common stock issued in exchange for promissory note	676,500	—	—
Common stock issued for payment of debt	152,553	—	70,281
Common stock issued for convertible debentures	190,660	—	—
Common stock issued for services	706,663	—	—
Common stock issued to pay Ives debt	27,000	—	—
Common stock issued to Clear Image shareholders under short form merger	12,208	—	—

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements of Revolutions Medical Corporation (“RevMed”) referred to as the “Company” are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. Subsequent events have been considered through the filing date of this report.

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation, (“RevMed” or “the Company”) is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. During 2008, RevMed acquired 100% of the common stock of Clear Image, Inc., which was developing 3D color MRI technology. The Company now owns this technology as well. The Company has no products for sale at this time.

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

Stock-based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the period covered by these financial statements, the Company operated in a single business segment engaged in developing selected healthcare products.

Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provision of SFAS No. 128 and SAB 98 basic net loss per share is calculated by dividing net loss available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted loss per share of common stock assumes the dilutive effect of stock options outstanding. During  a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2009 and 2008 calculations of loss per share.

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

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

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

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions that are not Orderly.” The Staff Position provides guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” The Staff Position relates to determining fair values when there is no active market or where the inputs being used represent distressed sales. The Staff Position is effective for interim and annual periods ending after September 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The purpose of this Staff Position is to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The Staff Position relates to assets and liabilities that are not currently disclosed on the statement of financial position at fair value. These financial instruments are currently disclosed at fair value in the notes to the financial statements on an annual basis only. This Staff Position provides for these fair value footnote disclosures to be made at interim periods, also. The Staff Position is effective for interim and annual periods ending after September 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment.” The purpose of this Staff Position is to bring greater consistency to the timing of impairment recognition and greater clarity regarding disclosures to investors regarding the cash flows, credit losses and aging of securities with unrealized losses. The Staff Position is effective for interim and annual periods ending after September 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(22,625,949) for the period from inception (August 16, 1996) to September 30, 2009. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the manufacturing of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – REV MED / GLOBE JOINT VENTURE AGREEMENT

On November 3, 2005, Rev Med (formerly known as Maxxon) and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Rev Med and Globe each own 50% of the joint venture. Rev Med contributed its retractable safety syringe technology and Globe contributed its safety scalpel technology. In connection with the agreement, Rev Med issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement. On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company’s causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company’s Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe. Globe has appealed the judgment. On November 23, 2007, the Court signed an order granting Globe’s Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.

On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and Andy Hu individually. In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County. Due to the Texas state district’s court’s backlog of cases and the withdrawal of Globe and Andy Hu’s counsel, the motion to stay was not heard until May 1, 2009. The motion was granted as to Globe; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe’s motion. Hu’s motion to stay was denied at a May 8th hearing. Accordingly, the Company intends to proceed post haste with discovery with respect to its claims against Hu, including without limitation obtaining the deposition of key witnesses.

NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald Wheet, CEO

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000. As of September 30, 2009, the Company owed Mr. Wheet $76,474 pursuant to his prior employment agreement. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse all of his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

Mr. Wheet may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control, (iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Wheet to relocate or assigns duties not commensurate with his position as CEO, (v) Mr. Wheet is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. Wheet under this agreement. For two years following his resignation or termination, Mr. Wheet will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts.

Mutual Release and Settlement Agreement with Former CEO

On April 14, 2006, the Company and its former CEO entered into a mutual release and settlement agreement, pursuant to which the Company issued to the former CEO a promissory note for $203,920 (amount outstanding at December 31, 2007) and a warrant to purchase shares of common stock on or before April 14, 2010.  On May 6, 2009, the Company issued 666,828 shares with a value of $306,741 to completely extinguish this debt.

Amounts Due Pursuant to Employment and Consulting Agreements

The Company has accrued $761,599 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company’s RevVac Safety Syringe

The Company owns three (3) published patents on the vacuum technology on its RevVac safety syringe. In January 2009, a fourth patent for the RevVac safety syringe was issued by the U.S. patent office and published in April 2009 related to the Globe/Rev Med Joint Venture.  The Company also filed international patent protection rights regarding the RevVac Safety Syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and several countries in Europe.

Revolutions Medical Patent Applications and License to Color MRI Technology

The Company owns four (4) separate patent applications, filed June 2007. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company’s business.

In 1999, a former subsidiary of the Company, Clear Image, Inc., acquired an exclusive license to a color MRI technology from the University of South Florida Research Foundation (“USFRF”) based on patents issued in the early 1990’s.  In 2002, USFRF notified Clear Image that the license was terminated because Clear Image had not used its “best efforts”, an assertion which Clear Image disputed. Although the current stage of the Company’s technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF. The Company believes that its color MRI technology does not rely on the license; however, the legal implications are uncertain.

Amounts Due to Consultants

In April 2009, the Company entered into a commitment with a third party who would obtain the breast biopsy and needle localization technology. The Company has paid $135,000 as of September 30, 2009 on expenses related to this technology.

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

Blank Check Preferred Stock

The Company’s Articles of Incorporation authorize its board of directors to establish one or more additional series of preferred stock and to determine, with respect to any such series of preferred stock, its terms and rights, including: the designation of each series; the voting powers, if any, associated with each such series whether dividends, if any, will be cumulative or noncumulative and the dividend rate of each series; the redemption rights and price or prices, if any, for shares of each series; and preferences and other special rights, if any, of shares of each series in the event of any liquidation, dissolution, or distribution of the Company’s assets.

Common Stock Transactions for the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2009, 4,451,250 shares of common stock were issued as option holders exercised their options to purchase common stock and 1,523,118 shares were issued to third party investors. The Company received proceeds of $349,700 in connection with these share issuances.

During the nine months ended September 30, 2009, the Company issued an additional 630,000 shares of common stock with a total value of $329,300 in lieu of cash as payment for outside services.

During the nine months ended September 30, 2009, the Company offered 2,982,000 shares at twenty-five cents per share under a stock subscription agreement and had raised $335,500 as of September 30, 2009. The offering was concluded during the fourth quarter and an additional total of $410,000 was during that time period representing a total of 1,640,000 shares.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options outstanding at September 30, 2009:

	Options	Weighted Average Exercise Price

Balance at June 30, 2009	10,072,500	$0.139
Granted	—	—
Exercised	(1,383,750)	0.080
Expired/Forfeited	—	—
BALANCE AT SEPTEMBER 30, 2009	8,688,750	$0.127

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. See “Quantitative And Qualitative Disclosures About Market Risk.”

Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the RevVac retractable safety syringe, which is designed specifically to reduce accidental needle stick injuries. On February 6, 2007, the Company announced an agreement with Strategic Product Development, Inc. (“SPD”) to provide FDA regulatory compliance, manufacturing management capabilities and ongoing product development services. On March 5, 2007, the Company announced that SON Medical, a privately held contract regulatory and testing consulting firm located in the Boston area, was chosen to conduct lab testing for the Company’s RevVac retractable safety syringe. See “Status Of Planned Products” below.

On March 26, 2007, the Company completed the acquisition of the sole asset of Clear Image Acquisition Corporation (“Acquisition Corp”) pursuant to the Plan and Agreement of Reorganization of January 26, 2007. See Note 9 “Acquisition of Clear Image Acquisition Corp” to the consolidated financial statements for the year ended December 31, 2008 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on September 30, 2009.

Because our planned products are in various stages of development and/or manufacturing, we have no revenue. Our efforts to date have been funded almost entirely through sales of our common stock. We require substantial additional capital to complete the development and manufacturing of the RevVac retractable safety syringe and the Clear Image color MRI software. It could be months, if ever, before our planned products are sold in the United States or anywhere else in the world.

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

When an MRI is taken, the images are sent to a pictorial archival computer systems (“PACS”), which displays the images for a radiologist to view. RevMed has hired and announced Strategic Product Development (“SPD”) to be its project design consultant for the purpose of implementing the RevColor MRI software (including 3-D and automatic segmentation) on a PACS delivery platform and has given approval for SPD to enter into a binding letter of intent with Cambridge Medical Information Corporation (“CMIC”) to use their PACS delivery platform, known as zPACS, which is an advanced fully functional PACS system currently in operation at several major international hospitals. The estimated cost of this project is $400,000, which RevMed is working to raise. A video of the MRI software can be found on the Company’s website.

Liquidity, Capital Resources and Cash Requirements

The following discussion of our cash requirements and liquidity and resources contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors; including, our ability to obtain financing when needed. A discussion of these risks and uncertainties can be found under the heading “Risk Factors” and elsewhere in this report. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

Liquidity and Capital Resources and Cash Requirements

As of September 30, 2009, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 33,147,891 shares were issued and outstanding as of September 30, 2009. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.

CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO/CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of September 30, 2009. Based on that evaluation, the Company’s CEO/CFO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. However, management’s assessment identified the following material weaknesses:

•

As of September 30, 2009, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•

As of September 30, 2009, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

As of September 30, 2009, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. The reason for the amendment of the interim financial reports was due to a later decision that the technology acquired did not have viable alternative uses, although it had originally been thought that it might have, and had it been determined that there were viable alternative uses the interim financial reports would have been correct.

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

On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and Andy Hu individually. In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County. Due to the Texas state district’s court’s backlog of cases and the withdrawal of Globe and Hu’s counsel, the motion to stay was not heard until May 1, 2009. The motion was granted as to Globe; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe’s motion. Hu’s motion to stay was denied at a May 8th hearing. Accordingly, RMC intends to proceed with discovery with respect to its claims against Hu, including without limitation obtaining the deposition of key witnesses.

ITEM 1A.

RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity transactions for the six months ended September 30, 2009 are incorporated herein by reference to Part I- Financial Information - Notes to Financial Statements - Note 5. “Preferred Stock and Common Stock Transactions.”

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of our security holders during the period ended September 30, 2009.

ITEM 5.

OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.

EXHIBITS

Exhibits No.

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
Rondald L. Wheet
Chief Executive Officer

Date: November 16, 2009