Form 10-K/A
period 2008-12-31
Revolutions Medical CORP
filed 2010-03-10
CIK 1041009

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A

 (Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

REVOLUTIONS MEDICAL CORPORATON
(Name of Registrant in its Charter)

(formerly known as Maxxon, Inc.)

Nevada	0-28629	73-1526138
(State or other jurisdiction of incorporation or organization)	(SEC File Number)	(I.R.S. Employer Identification Number)

670 MARINA DRIVE, 3RD FLOOR
CHARLESTON, SC 29492
 (Address of principal executive offices, including zip code)

(843) 971-4848
 (Registrant's telephone number, including area code)

(843) 971-6917
 (Registrant's facsimile number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

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

EXPLANATORY NOTE:

The Company is filing this amended Form 10-K for the year ended December 31, 2008 for the following corrections:

1.	Add discussion of our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007

2.	Correct Item 8a, Controls and procedures to correct the date and to explain our plans to remediate material weaknesses.

3.	Correct language related to Note 3 to the financial statements , Mutual Release and Settlement Agreement With Former CEO

4.	To expand verbiage in Note 1, Long-Lived Assets related to the goodwill on the financial statements.

5.	To correct the Section 302 (Exhibits 31.1 and 31.2) and provided updated signed certifications of Section 906 certifications (Exhibit 99.1 and 99.2)

FORWARD LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that address, among other things, development-stage of our safety needle products, our pursuit of collaborative arrangements; our need to obtain additional financing; factors affecting the availability of capital; plans regarding the raising of capital. These statements may be found under “Item 1- Business,” “Item 1- Risk Factors,” and “Item 6 - Plan of Operation” as well as in this Report generally. We typically identify forward-looking statements in this Report using words like “believe,” “anticipate,” “will,” “expect,” “may,” “could,” “intend,” or similar statements. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, primarily our ability to raise additional capital to continue operating. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the Rev Vac Safety Syringe has been approved. See “RISK FACTORS.”

On March 26, 2007, the Company completed the majority acquisition of the sole assets of Clear Image Acquisition Corporation (“Acquisition Corp”) pursuant to the Plan and Agreement of Reorganization of January 26, 2007. During the fourth quarter of 2008, the Company completed a short form merger with the remaining shareholders and now owns 100% of Acquisition Corp's proprietary technological assets. See Note 9 “Acquisition of Clear Image Acquisition Corp” to the consolidated financial statements.

Clear Image, Inc. was organized as an Oklahoma corporation under the name “Image Analysis, Inc.” on October 6, 1998. On May 15, 2003 it changed its name to Clear Image, Inc.

Clear Image is a development stage company which has developed certain proprietary technology and patent pending for (i) differential coloring, by series, of MRI scans and (ii) auto-registration of the scan images. As a private company, however, faced with the substantial competition of the leaders in the field of MRI technology, Clear Image has had difficulty obtaining the necessary working capital to complete the development of commercial components of its technology. The Company, in acquiring control of Clear Image, believes that it can provide sufficient working capital to complete commercialization of certain aspects of Clear Image's technology to the point of supporting some licensing or joint venture relationship financially adequate to permit Clear Image to complete the development of the remaining aspects of its technology. There is no assurance that the Company will be successful in raising the working capital necessary to complete the technology, that the technology will be commercially viable, approved by the FDA, or that the Color MRI technology will be accepted in the marketplace. However, the color and 3-D automatic segmentation of gray-scale MRI images do not need FDA approval for educational and research purposes. The Company will start promoting this product for educational and research purposes soon. See “RISK FACTORS”.

Since its formation, Clear Image's principal business has been to develop and commercialize color MRI technology - “MRI” referring to “Magnetic Resonance Imaging” equipment. Magnetic Resonance Imaging is a widely used imaging system that safely creates many different and detailed views of selected portions of the internal anatomy. A MRI scanner is a large tunnel- shaped machine that will accommodate an adult lying down. Within the MRI scanner is a large magnet which directs harmless radio signals around sections of the body. When these signals pass through the body, they resonate; that is, release a signal. The released signals are picked up by a receiver inside the MRI scanner and then sent to a computer. The computer analyzes the signals and converts them to a visual image that is displayed on a viewing monitor and then printed on special film. The images produced by the scanner are gray-scale images similar to an x-ray. These gray-scale images can be difficult and time consuming to “read”. A radiologist “reads” these images on film by comparing the different scans of each tissue slice, sometimes evaluating one hundred to three hundred individual gray images to obtain a diagnosis. The successful diagnosis of a condition, using MRI, depends not only on the ability of the radiologist to detect the subtle differences in shades of gray, but also the radiologist's ability to compare visually the vast number of images.

Clear Image is engaged in the development of technology which can segmentate and reference MRI images. By “segmenting” an image, the Company's technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in 3 dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By “referencing” the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. Although the current stage of the Company's technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF (see “RISK FACTORS” RISKS RELATED TO CLEARIMAGE AND THE COLOR MRI TECHNOLOGY.). In addition, Clear Image owns four (4)separate patent applications, filed in June of 2007 which were assigned over by Clear Image's consultant, Richard Theriault. Clear Image, Inc.'s President is Thomas O'Brien, who is also a director of the Company. Mr. O'Brien, age 60, has more than twenty years of general management experience in the medical device field. He has special expertise in domestic and international sales, marketing and distribution of high technology medical systems and services, having held executive positions with companies such as Pfizer, Toshiba and Johnson &Johnson-owned Technicare Corporation. Mr. O'Brien also serves as a director of Clear Image. Rondald Wheet, President and a director of the Company, age 43, is Vice-President and Secretary of Clear Image and serves as a director.

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

It could be months before our planned products are sold in the United States or anywhere else in the world. Our business is subject to numerous risks and uncertainties that are more fully described in “RISK FACTORS.”

On May 1, 2008, the Financial Industry Regulatory Authority (FINRA) approved the Company's common stock to begin trading on the Over the Counter Bulletin Board.

2. Distribution Method of Products and Services

In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. We may not be successful in obtaining any contracts with GPO's, which would severely limit our product's marketability in the U.S. See “RISK FACTORS.”

We presently do not have any products for sale, but expect to have one or more products for sale by the end of 2009. We plan to seek distribution arrangements with established medical device manufacturers in the future, but there is no assurance that we will be successful in establishing or maintaining such relationships. See “RISK FACTORS.”

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

When an MRI is taken, the images are sent to a pictural archival computer system (“PACS”), which displays the images for a radiologist to view. RevMed has hired and announced Strategic Product Development (“SPD”) to be its project design consultant for the purpose of implementing the color MRI software (including 3-D and automatic segmentation) on a PACS delivery platform and has given approval for SPD to enter into a binding letter of intent with Cambridge Medical Information Corporation (“CMIC”) to use their PACS delivery platform, known as zPACS, which is an advanced fully functional PACS system currently in operation at several major international hospitals. The estimated cost of this project is $400,000, which RevMed is working to raise. A video of the MRI software can be found on the Company's website.

4. Competitive Business Conditions, Competitive Position and Methods of Competition

The safety medical device market is highly competitive. The leading manufacturers and marketers of safety medical devices are Becton-Dickinson, Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Medi-Hut, Inc. and Johnson & Johnson. Developers of safety medical devices, which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies, include Med-Design Corporation, New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International. Our competitors have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do. There is no assurance that we can successfully compete. See “RISK FACTORS.”

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

5. Sources of Raw Materials and the Names of Principal Suppliers

We do not presently manufacture any products, so we have no raw materials requirements at this time. The materials used to make our planned products are commercially available from a number of suppliers. The manufacturing process will be highly technical and demanding, with very low fault tolerances. There is no assurance that we will be able to engage a company capable of manufacturing the safety syringe in a cost-effective manner or at all. See “RISK FACTORS.”

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

7. Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

In June 2007, we filed four utility patents focused on its MRI imaging software technology. These patents were based on the provisional patents filed last June and acquired in the Clear Image Acquisition transaction earlier this year. It is believed that these patents will provide the basis for a family of MRI imaging and search product offerings and also firms up its established intellectual property. See “RISK FACTORS”.

Also in September 2005 we filed a patent under the Joint Venture with Globe Med Tech, and the Company owns 50% of this pending patent. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. (see Item 3 - Legal Proceedings and “RISK FACTORS”). This patent was published January 13, 2009.

RMCP 3CC SAFETY SYRINGE PATENT. A U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023. The Company has not yet filed any applications for foreign patent protection. If any foreign patents applications are filed, there is no assurance that any foreign patents will be issued. See “RISK FACTORS.”

RMCP BLOOD SAMPLING DEVICE PATENT. A U.S. patent covering the Company's blood sampling device was published on April 10, 2003. The Company does plan to devote development resources towards this product in 2009. The Company has not filed any applications for foreign patent protection. See “RISK FACTORS.” The time limit for applying for a foreign patent on this device has expired.

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

Generally, before a new device can be introduced into the market in the United States, the manufacturer must obtain FDA clearance through a 510(k) pre-market notification or approval of a premarket approval (“PMA”) application. If a medical device manufacturer can establish that a device is “substantially equivalent” to a legally marketed Class I, Class II device, or a Class III device for which FDA has not called for PMAs, the manufacturer may seek clearance from FDA to market the device by filing a 510(k) pre-market notification. The 510(k) pre-market notification will need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA.

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

There is a different set of regulatory requirements in place for the European Union (EU). In the EU the company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive (MDD) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the “essential requirements” defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, known as “Notified Body.” The nature of the assessment will depend on the regulatory class of products concerned, which in turn determines the precise form of testing to be undertaken by the Notified Body.

The requirements of the MDD must be complied with by the “manufacturer of the device,” which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed on the EU market, regardless of whether these operations are carried out by this entity or on its behalf.

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

12. Number of total employees and number of full time employees

We presently have no full-time employees. Services such as product design and development, accounting and financial reporting are provided by third parties on a contract basis. Consequently, developing our business may require a greater period of time than if we had full time employees. See “RISK FACTORS.”

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

Because the Company's planned products are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. It could be several more years before the Company can expect to have sales. The Company's independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2008, “the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern.” Our failure to obtain the funding necessary to continue our activities will have a material adverse effect on our business, financial condition, and on the price of our common stock.

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

In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. We may not be successful in obtaining any contracts with GPO's, which would severely limit our product's marketability in the U.S. We will be materially adversely affected if we are unable to compete successfully.

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

As of March 17, 2009, we had a total of 10,360,000 options outstanding, which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which all were exercisable). 10,250,000 of the options were granted during 2008 and 2007 at a weighted average price of $0.10 per share and are considered to be “in the money” at March 17, 2009. (the exercise price is less than the market price of our common stock). The remaining 110,000 options outstanding are presently “out of the money”. We may decide, however, to modify the terms and/or exercise price of these “out of the money” options. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline. $10,250,000 of the options outstanding as of March 17, 2009 were granted to officers or directors.

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

STRINGENT, ONGOING GOVERNMENT REGULATION AND INSPECTION OF OUR PLANNED PRODUCTS COULD LEAD TO DELAYS IN MANUFACTURE, MARKETING AND SALES

The FDA continues to review products even after they receive FDA approval. If and when the FDA approves our planned products, manufacturing and marketing will be subject to ongoing regulation, including compliance with current Good Manufacturing Practices, adverse reporting requirements and the FDA's general prohibitions against promoting products for unapproved or “off-label” uses. We and any third party manufacturers we may use are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of our planned products. In addition, the FDA can withdraw a previously approved product from the market at any time, upon receipt of newly discovered information.

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

BECAUSE OUR STOCK IS CONSIDERED TO BE A “PENNY STOCK”, YOUR ABILITY TO SELL YOUR STOCK MAY BE LIMITED

The Penny Stock Act of 1990 requires specific disclosure to be made available in connection with trades in the stock of companies defined as “penny stocks”. The Securities and Exchange Commission (SEC) has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. If an exception is unavailable, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risk associated therewith as well as the written consent of the purchaser of such security prior to engaging in a penny stock transaction. The regulations on penny stock may limit the ability of the purchasers of our securities to sell their securities in the secondary marketplace.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

(a) Market Information

Our common stock is traded over the counter under the trading symbol “RMCP”. The high and low prices for our common stock during the calendar quarters ended were:

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

1. Plan of Operation for the Next Twelve Months

(i) Cash Requirements

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

Results of operations

For the year ended December 31, 2008 compared to December 31, 2007

During the years ended December 31, 2008 and 2007, the Company had no revenues and continued to focus on obtaining government approval for its medical devices.  Related to this process, in 2008 the Company incurred approximately $831,000 in general and administrative expenses compared to $847,000 in 2007.  These expenses primarily relate to legal fees associated with obtaining FDA approval and expenses associated with refining our current products to a production level quality.  We utilize third parties for this process.  We also incurred approximately $246,000 and $166,000 in 2008 and 2007 respectively in research and development costs to continue to research enhancements to our products.  During 2007, the Company acquired research and development activities of Clear Image, Inc and expensed $3,309,515 related to the research and development activities that were determined to not have viable alternate uses.

In order to fund the governmental approval process, we issue stock options and/or common stock when it is acceptable to the third party for services rendered in assisting us in the approval process.   Compensation cost related to the issuance of stock options to outside parties for services rendered in 2008 and 2007 were approximately $259,000 and $155,000 respectively.  We also sell stock as needed for cash to be used in our operations.  In 2008 and 2007, respectively, we receive proceeds from exercise of stock options or sale of stock of approximately $698,000 and $475,000.  As of December 31, 2008, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company's risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company's risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See “RISK FACTORS.”

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 26,883,195 shares were issued and outstanding as of March 17, 2009. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.(ii) Product Development and Research Plan for the Next Twelve Months

If the Company raises the necessary funds, the Company plans to complete the development and beta testing of the Color MRI software.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2008 and identified the following material weaknesses:

o There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission.

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

The Company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.   There has been no change in its internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(c) Family Relationships

None.

(d) Involvement in Legal Proceedings of Officers, Directors, and Control Persons

None.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

						Long Term Compensation
	Annual Compensation					Awards			Payouts
Name and Principal Position	Year	Salary		Bonus	OtherAnnual Compensation	Restricted Stock Awards	Securities Underlying Options /SARs		LTIP Payouts	All Other Compensation

Ron Wheet,CEO	2007	$150,000	(1)	$-0-	$-0-		$142,000	(2)	$-0-	$-0-

Ron Wheet,CEO	2008	$206,250	(3)	$-0-	$-0-		$-		$-0-	$-0-

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Value of Underlying Unexercised Options/SARs at FY-End Exercisable/ Unexercisable	Unexercised In-the-Money Options/SARs at FY-End Exercisable/Unexercisable

Ron Wheet, CEO	N/A	N/A	7,000,000(1)	.08 exercise price

(1) Mr. Wheet exercised 1,000,000 of these options in January 2009.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following shareholders are known to us to own more than 5% of the outstanding common stock of the Company. Except as otherwise indicated, all information is as of March 17, 2009 and ownership consists of sole voting and investment power.

Name and Address	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership Common Stock

Rondald L. Wheet 2073 Shell Ring Circle Mt. Pleasant, SC 29466	CEO and Director	3,312,000	11.10%*

Dr. Thomas Beahm	Director	2,298,349	7.70%

Thomas O'Brien	Director	1,784,349	5.98%

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

Common Stock Options and Warrants Outstanding

As of March 17, 2009, we had a total of 10,360,000 options outstanding, which consisted of options to purchase up to 110,000 shares of common stock at exercise prices ranging from $1.00 to $10.00 per share (of which all were exercisable). $10,250,000 of the options were granted during 2007 and 2008 at a weighted average price of $0.10 per share and are considered to be “in the money” at March 17, 2009. (the exercise price is less than the market price of our common stock). The remaining 110,000 options outstanding are presently “out of the money”. We may decide, however, to modify the terms and/or exercise price of these “out of the money” options. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline. $10,250,000 the options outstanding as of March 17, 2009 were granted to officers or directors.

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

Exhibits:

See “Index to and Description of Exhibits”

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutions Medical Corporation as of December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period from December 16, 1996 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sutton Robinson Freeman & Co., P. C

Sutton Robinson Freeman & Co., P. C.
Certified Public Accountants

March 30, 2009
Tulsa, Oklahoma

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
(A Development Stage Company)

BALANCE SHEET
December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$4,796	$2,398
Goodwill	23,276	23,276

TOTAL ASSETS	$28,072	$25,674

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$466,683	$284,286
Accrued Salaries	1,158,103	1,214,563
Notes Payable and Accrued Interest	143,429	295,097

Total current liabilities	1,768,215	1,794,036

Total liabilities	1,768,215	1,794,036

Minority Interest	--	(122,750)

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
5,000,000 shares authorized; 1,000,000 shares
issued and outstanding	1,000	1,000
Common stock, $0.001 par value,
250,000,000 shares authorized; 26,883,195 and
18,127,422 shares issued and outstanding at
December 31, 2008 and 2007, respectively	26,883	18,127

Paid in capital	18,769,691	17,537,824
Deficit accumulated during the development stage	(20,537,717)	(19,202,563)

Total shareholders' deficiency	(1,740,143)	(1,645,612)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$28,072	$25,674

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
From Inception (August 16, 1996) Through December 31, 2008 and
For The Years Ended December 31, 2008 and 2007

	FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2008	YEAR ENDED DECEMBER 31, 2008	YEAR ENDED DECEMBER 31, 2007

Investment Income	$170,753	$--	$--
Other Income	3,857	--	--
	174,610	--	--
EXPENSES
Research and development	2,283,056	246,040	166,030
Purchased R&D- Clear Image
Transaction (See Note 3)	3,309,515	--	3,309,515
General and administrative	14,567,764	831,528	847,166

Total operating expenses	20,160,335	1,077,568	4,322,711

Operating loss	(19,985,725)	(1,077,568)	(4,322,711)

Interest income	17,276	--	--

Interest expense	122,297	--	37,663

Gain on disposal of assets	794	--	--

Gain on extinguishment of debt	10,398	10,398	--

Depreciation and amortization	75,536	--	--

Compensation cost for options	566,049	342,801	223,248

Net loss before minority interest	(20,721,139)	(1,409,971)	(4,583,622)

Minority Interest in Subsidiary Loss	(183,422)	(74,817)	(108,605)

Net loss from operations	$(20,537,717)	$(1,335,154)	$(4,475,017)

Weighted average shares outstanding	37,187,111	14,541,824	17,597,226

Net loss per share (Note 1)	$(0.55)	$(0.09)	$(0.25)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
From Inception (August 16, 1996) Through December 31, 2008 and
 For The Years Ended December 31, 2008 and 2007
	FROM INCEPTION (AUGUST 16,1996) THROUGH DECEMBER 31, 2008	YEARS ENDED
		DECEMBER 31, 2008	DECEMBER 31, 2007
OPERATING ACTIVITIES
Net loss	$(20,537,717)	$(1,335,154)	$(4,475,017)
Plus non-cash charges to earnings:
Stock compensation expense	566,049	342,801	223,248
Depreciation and amortization	75,525	-	-
Purchase R&D - Clear Image	3,309,514	--	3,309,514
Common stock issued for services	3,617,328	259,920	-
Preferred stock issued for services	20,000	-	-
Expenses paid by third parties	57,134	-	-
Contribution of services by officer and employees	799,154	-	--
Services by officer and employees paid for
with non-cash consideration	167,500	-	-
Compensation cost for option price reduction	50,000	-	-
Amortization of compensation cost for options
granted to non-employees and common stock
issued for services	1,775,577	-	-
Allowance for doubtful accounts	50,900	-	-
Gain on extinguishment of debt	(10,398)	(10,398)	-
Write-off of Notes Receivable	14,636	-	-
Write-off of Notes Payable	(8,239)	(8,239)	-
Write-off of organizational costs	3,196	-	-
Write-off of zero value investments	785,418	-	-
Write-off of leasehold improvements and computer equipment	2,006	-	-
Compensation costs for stock options and warrants
granted to non-employees	1,205,015	-	-
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(68,900)	-	-
(Increase) decrease in goodwill	(23,276)	-	(23,276)
(Increase) decrease in other receivables	(176,577)	-	-
Increase (decrease) in accrued salaries and consulting	933,051	(56,550)	273,501
Increase (decrease) in accrued interest	91,177	-	37,664
Increase (decrease) in accounts payable and accrued liabilities	1,558,230	182,395	300,259

Total operating activities	(5,743,697)	(625,225)	(354,107)

INVESTING ACTIVITIES
Purchase of equipment	(67,042)	-	-
Investment in syringe patent development	(10,000)	-	-
Investment in Ives Health Company	(251,997)	-	-
Investment in The Health Club	(10,000)	-	-
			-
Total investing activities	(339,039)	-

FINANCING ACTIVITIES
Loans from shareholders	13,907	-	-
Repayment of loans from shareholders	(8,005)	-	-
Repayments of Promissory Notes	190,754	-	-
Common stock subscribed	34,000	-	-
Sale of preferred stock for cash:	(1,000)	-	-
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	-	-
To third-party investors	4,005,867	304,823	474,999
From exercise of stock options	1,322,417	397,617	-
Less: Issue Costs	(102,318)	-	-
Convertible debentures issued for cash	355,000	-	-
Payment of exclusive license note payable	(100,000)	-	-

Total financing activities	6,285,099	702,440	474,999
Minority interest	(197,567)	(74,817)	(122,750)
Change in cash	4,796	2,398	(1,858)
Cash at beginning of period	-	2,398	4,256
Cash at end of period	$4,796	$4,796	$2,398

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	57,571	-	28,487

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	-	-
Common stock issued to founders	7,000	-	-
Common stock issued in connection with merger
with Cerro Mining Corporation	300	-	-
20 to 1 reverse stock split	138,188	-	138,188
Common stock issued in Ives merger	346,262	-	-
Common stock subscriptions	69,800	-	-
Capitalized compensation cost for options granted	1,487,700	-	-
Common stock issued in exchange for promissory note	676,500	-	-
Common stock issued for payment of debt	152,553	133,032	6,914
Common stock issued for convertible debentures	190,660	-	-
Common stock issued for services	706,663	-	235,000
Common stock issued to pay Ives debt	27,000	-	-
Common stock issued to Clear Image shareholders under short form merger	12,208	12,208	-

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception (August 16, 1996) Through December 31, 2008

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
Balance at Inception
(August 16, 1996)	-	-	-	-	-	-	-	-
Cerro Mining/Maxxon-
OK Merger:
Cerro Mining	-	-	531,000	531	(231)	-	-	300
Maxxon-OK:
Shares issued to founders	-	-	7,000,000	7,000	-	-	-	7,000
Shares sold
for cash to third-party investors	-	-	578,000	578	573,899	-	-	574,477
Ives Transactions:
Investment in Ives
Health Company	-	-	311,240	311	310,951	-	-	311,261
Investment in The
Health Club	-	-	35,000	35	34,965	-	-	35,000
Conversion of
Ives Debt	-	-	18,513	19	26,981	-	-	27,000
Issuance of Common
Stock for:
Cash from third-party investors	-	-	218,569	219	353,501	-	-	353,720
Cash from related party
Promissory Notes	-	-	64,500	65	128,935	-	-	129,000
Subscriptions Receivable	-	-	52,757	53	69,747	-	-	(69,800)
Services Rendered	-	-	90,499	90	173,337	-	-	173,427
Debentures Converted	-	-	102,673	103	74,897	-	-	75,000
Net Income (Loss) at
December 31, 1997	-	-	-	-	-	(795,376)	-	(795,376)

Balance at December 31, 1997	-	-	9,002,751	9,003	1,746,982	(795,376)	(69,800)	890,808
Issuance of Common
Stock for:
Conversion of Ives
Debt	-	-	44,827	45	54,955	-	-	55,000
Cash from third-
party investor	-	-	50,000	50	90,950	-	-	91,000
Options exercised by
third-parties for cash	-	-	545,867	546	359,354	-	-	359,900
Options exercised by
third-parties for services	-	-	24,133	24	18,076	-	-	18,100
Services Rendered by
third-parties	-	-	988,007	988	573,560	-	-	574,549
Debentures Converted by
third parties	-	-	548,574	549	274,451	-	-	275,000
Settlement with
related party	-	-	350,000	350	-	-	-	350
Certificates canceled:	-	-	(91,572)	(92)	(40,173)	-	-	(40,265)
Value of Services
Contributed
by Officer and Employees	-	-	-	114,154		-	-	114,154
Compensation Cost
for Stock Options Granted
To Non-Employees	-	-	-	-	918,187	-	-	918,187
Cancellation of
Subscriptions
Receivable from related party	-	-	-	-			69,800	69,800
Net Income (Loss) at
December 31, 1998	-	-	-	-	-	(2,584,383)	-	(2,584,383)
Balance at December 31, 1998	-	-	11,462,587	11,463	4,110,497	(3,379,759)	0	742,201

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
From Inception (August 16, 1996) Through December 31, 2008

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
Issuance of Common
Stock for:
Cash from third-party investor	-	-	390,693	390	342,034	-	-	342,424
Less: Issue Costs	-	-	-	-	(16,743)	-	-	(16,743)
Options exercised by
third-parties for cash	-	-	300,000	300	149,700	-	-	150,000
Services Rendered by
third-parties	-	-	164,069	164	166,579	-	-	166,743
Value of Services
Contributed by Officer and Employees	-	-	-	-	280,000	-	-	280,000
Compensation Cost for Stock
options Granted to Non-Employees	-	-	-	-	89,728	-	-	89,728
Net Income (Loss)
at December 31, 1999	-	-	-	-	(1,014,555)	-	-	(4,014,555)
Balance at December 31, 1999	-	-	12,317,349	12,317	5,121,795	(4,394,314)	0	739,798
Issuance of Common
Stock for:
Cash from third-party investor	-	-	862,776	863	249,525	-	-	250,388
Less: Issue CostsValue of Services
Contributed by Officer and Employees	-	-	-	-	405,000	-	-	405,000
Net Income (Loss) at
December 31, 2000	-	-	-	-		(1,347,859)	-	(1,347,859)
Balance at December 31, 2000	-	-	13,180,125	13,180	5,776,320	(5,742,173)	0	47,327
Issuance of Common
Stock for:
Cash from third-party investor	-	-	6,558,333	6,558	1,598,142	-	-	1,604,700
Purchased by Employees	-	-	3,650,000	3,650	543,850	-	(547,500)	-
Issued for Repayment of Debt	-	-	50,000	50	7,450	-	-	7,500
Less: Issue Costs	-	-	-	-	(85,575)	-	-	(85,575)
Services Rendered by
third-parties	-	-	450,000	450	422,000	-	-	422,450
Compensation Cost of stock issued
and options granted for services	-	-	200,000	200	1,487,500	-	-	1,487,700
Compensation Cost of stock issued
and options granted for services
to be amortized	-	-	-	-	(1,048,754)	-	-	(1,048,754)
Net Income (Loss) at
December 31, 2001	-	-	-	-	(2,199,085)	-	-	(2,199,085)
Balance at December 31, 2001	-	-	24,088,458	24,088	8,700,933	(7,941,258)	(547,500)	236,263
Issuance of Common
Stock for:
Cash from third-party investor	-	-	3,625,000	3,625	358,875	-	-	362,500
Exercise of Options	-	-	2,006,822	2,007	(2,007)	-	-	-
Payment towards
promissory note balances	-	-	-	-	-	-	102,803	102,803
Amortized Compensation
Cost of stock issued and options
granted for services	-	-	-	-	759,795	-	-	759,795

Compensation Cost of stock issued
and options granted for services	-	-	1,200,000	1,200	323,300	-	-	324,500
Net Income (Loss)at
December 31, 2002	-	-		--	-	(1,933,676)	-	(1,933,676)
Balance at December 31, 2002	-	-	30,920,280	30,920	10,140,896	(9,874,934)	(444,697)	(147,815)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2008

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
Issuance of Common Stock for:
MPI settlement costs of stock issued and options granted for services	--	--	1,140,000	1,140	139,560	--	--	140,700
Compensation cost of stock issued and options granted for services	--	--	7,000,000	7,000	133,000	--	--	140,000
Amortized compensation cost of stock issued and options granted for services	--	--	--	--	288,959	--	--	288,959
Indemnification cost of stock issued and options granted for services	--	--	4,000,000	4,000	76,000	--	--	80,000
Payment towards promissory note balances	--	--	--	--	--	69,201		69,201
Net Income (Loss) at December 31, 2003	--	--	--	--	--	(1,391,518)	--	(1,391,519)
Balance at December 31, 2003	--	--	43,060,280	43,060	10,778,415	(11,266,452)	(375,496)	(820,473)
Issuance of Common Stock for:
Cash from third- party investor	--	--	100,000	100	4,900	--	--	5,000
Exercise of Options	--	--	5,866,000	5,866	248,234	--	--	254,100
Exercise of Warrants	--	--	1,462,000	1,462	71,638	--	(1,000)	72,100
Compensation cost of stock issued for services	--	--	32,850,000	32,850	881,150	--	--	914,000
Payment towards promissory note balances	--	--	--	--	--	--	18,750	18,750
Net Income (Loss) at December 31, 2004	--	--	--	--	--	(1,552,008)	--	(1,552,008)
Balance at December 31, 2004	--	--	83,338,280	83,338	11,984,337	(12,818,460)	(357,746)	(1,108,531)
Issuance of Common Stock for Cash:
From third-party investors	--	--	13,039,187	13,039	277,661	--	--	290,700
From the exercise of options	--	--	1,800,000	1,800	43,200	--	--	45,000
Issuance of Common Stock for Subscription	--	--	5,200,000	5,200	28,800	--	(34,000)	--
Common stock issued for services	--	--	21,250,000	21,250	455,250	--	--	476,500
Common stock issued pursuant to Joint Venture	--	--	5,833,331	5,833	132,000	--	--	137,833
Value of warrants granted pursuant to Joint Venture	--	--	--	--	499,733	--	--	499,733
Value of options granted for services	--	--	--	--	130,900	--	--	130,900
Reclassification of receivables against amounts owed	--	--	--	--	--	--	357,746	357,746
Net Income (Loss) at December 31, 2005	--	--	--	--	--	(1,310,783)	--	(1,310,783)
Balance at December 31, 2005	--	--	130,460,798	130,460	13,551,881	(14,129,243)	(34,000)	(480,902)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2008
	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
Issuance of Common Stock:
From the exercise of options for services	--	--	1,000,000	1,000	--	--	--	1,000
From the exercise of options for cash	--	--	3,000,000	3,000	72,000	--	--	75,000
From the exercise of warrants	--	--	6,000,000	6,000	--	--	--	--
Payment of Common Stock Subscription	--	--	--	--	--	--	34,000	34,000
Common Stock issued for services	--	--	5,500,000	5,500	102,000	--	--	107,500
Preferred Stock issued for services	1,000,000	1,000	--	--	19,000	--	--	19,000
Capital contributed by shareholder	--	--	--	--	3,000	--	--	3,000
Cancellation of Joint Venture with Globe	--	--	--	--	(625,066)	--	--	(625,066)
Common stock issued to Globe then returned to treasury	--	--	(500,000)	(500)	(12,000)	--	--	(12,500)
Compensation cost for option price reduction	--	--	--	--	50,000	--	--	--
Net Income (Loss) a December 31, 2006	--	--	--	--	--	(598,302)	--	(598,302)
Balance at December 31, 2006	1,000,000	1,000	145,460,798	145,460	13,160,815	$(14,727,545)	--	(1,427,270)
From the exercise of Issuance of Common Stock:
Reverse stock split (1 for 20)	--	--	(138,187,826)	(138,188)	138,188	--	--	--
Sale of common stock for cash:	--	--	845,000	845	299,155	--	--	300,000
Issuance of common stock for Clear Image stock	--	--	8,273,788	8,274	3,301,241	--	--	3,309,515
Stock compensation	--	--	--	--	223,246	--	--	223,246
Issuance of Common Stock:
From the exercise of options for cash	--	--	125,000	125	9,875	--	--	10,000
warrants	--	--	345,662	346	6,568	--	--	6,914
Common Stock issued for services	--	--	1,225,000	$1,225	388,775	--	--	390,000
Issuance of restricted stock	--	--	40,000	40	$9,960	--	--	10,000
Net Income (Loss) at December 31, 2007	--	--	--	--	--	$(4,475,017)	--	(4,475,017)
unknown	--	--	--	--	--	--	--	(7,000)
BALANCE AT DECEMBER 31, 2007	1,000,000	1,000	18,127,422	$18,127	$17,537,824	$(19,202,563)	--	$(1,645,612)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2008
	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
From the exercise of Issuance of Common Stock:
Sale of common stock for cash:	--	--	4,720,978	$4,722	300,101	--	--	304,823
Issuance of Common Stock:
From the exercise of options for cash	--	--	2,300,000	2,300	395,317	--	--	397,617
Common Stock issued for services	--	--	1,419,704	1,419	258,501	--	--	259,920
Common Stock issued for repayment of debt	--	--	271,491	271	132,759	--	--	133,030
Common Stock issued to Clear Image investors to participate in the merger	--	--	43,600	44	12,164	--	--	12,208
Stock compensation	--	--	--	--	342,801	--	--	342,801
Acquired deficit of former Minority interest now Owned 100%	--	--	--	--	(209,776)	--	--	(209,776)
Net Income (Loss) at December 31, 2008	--	--	--	--	--	(1,335,154)	--	(1,335,154)
BALANCE AT DECEMBER 31, 2008	1,000,000	$1,000	26,883,195	$26,883	$18,769,691	$(20,537,717)	--	$(1,740,143)

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Revolutions Medical Corporation (formerly Maxxon, Inc.), a Nevada corporation, (“RMC” or “the Company” or “RevMed”) is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. The Company has no products for sale at this time.

On March 26, 2007, RevMed completed the acquisition of Clear Image Acquisition Corporation (“Acquisition Corp.”) in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc. (“Clear Image”) in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. The sole asset of Acquisition Corp was a block of 8,260,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image's outstanding common stock.

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

Stock-based Compensation

On January 2, 2006, the first day of the 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) beginning in fiscal 2006. The Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the Company's consolidated financial statements for prior fiscal years have not been restated to reflect the impact of SFAS 123R.

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

In 2007, the Company acquired a 62.2% interest in Clear Image, Inc. (“Clear Image”).  Clear Image was a privately held company and was conducting research and development on Color MRI Technology.  Clear Image was not able to secure the funding needed to keep this research and development going into the future.  Clear Image had expensed the research and development costs in accordance with accounting standards in effect at the time. The Company believed it to be advantageous to acquire a controlling interest in Clear Image and keep the technology in development rather than starting all over again. The Company exchanged approximately 8.2 million of its common shares which were trading between $0.40 and $0.50 at the time of acquisition.  To arrive at a value for the Color MRI Technology the Company and Clear Image determined the amount of funding provided for the research and development of this technology by looking at the amount expended from 1999 until the acquisition date. The value of the Company’s stock exchanged for the controlling interest exceeded those expensed amounts by approximately $23,000 which was recorded as goodwill because there were no other assets to value.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no impact on the Company's financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company's financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company's financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company's financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position was effective as of January 1, 2009 and had no material effect on the Company's financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company's financial position, results of operations, earnings per share or cash flows.

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

On April 8, 2008, the Company entered into a Memorandum of Understanding with its former CEO to settle this outstanding obligation through the issuance of its common stock on a quarterly basis commencing May 8, 2008, for one year. The value of the issuance of the common stock will be determined by the market value of the ten day average price at the time of each quarterly issuance of common stock.   During 2008, the Company issued 271,491 shares at a total value of $133,030 to partially repay this debt.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at December 31, 2008:

	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2007	10,985,000	107,500	11,092,500	$0.090
Granted	1,800,000	-	1,800,000	0.215
Exercised	(2,425,000)	-	(2,425,000)	0.199
Expired/Forfeited	-	(107,500)	(107,500)	5.000

BALANCE AT DECEMBER 31, 2008	10,360,000	-	$10,360,000	0.157

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at December 31,2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
OPTIONS
0.08 - 0.36	10,250,000	2.00	$0.10	10,250,000	$0.10
1.00	55,000	4.34	1.00	55,000	1.00
10.00	55,000	1.00	10.00	55,000	10.00

	10,360,000			10,360,000

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

NOTE 9 - ACQUISITION OF CLEAR IMAGE ACQUISITION CORP

In December 2008, the Company acquired the minority interest of Clear Image Acquisition Corporation (“Acquisition Corp”). The Company had previously acquired 62.2% of Acquisition Corp as part of the acquisition of Clear Image, Inc. (“Clear Image”) in March 2007. The purchase price for the remaining minority interest of Acquisition Corp, excluding transaction costs, included a stock payment of 12,208 shares at closing.

On March 26, 2007, RevMed completed the acquisition of Clear Image Acquisition Corporation (“Acquisition Corp.”) in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc. (“Clear Image”) in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. The sole asset of Acquisition Corp was a block of 8,260,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image's outstanding common stock. By acquiring Acquisition Corp, RevMed has acquired control of Clear Image, Inc. as a partially-owned subsidiary.

In determining the number of shares to be exchanged by RevMed for the shares of Clear Image shares held by Acquisition Corp., the Board based the transaction value on the funds expended by Clear Image for the color MRI technology in its then current state, using a value of Forty Cents ($.40) per share, which was the average market value when the acquisition agreement was signed in January, 2007. During the third quarter of 2007, it was determined that the accounting treatment for the transaction should be accounted for in accordance with FASB Interpretation No. 4. “Applicability of FASB Statement No.2 to Business Combinations Accounted for by the Purchase Method” and Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs.” which require research and development costs to be expensed if there are no alternative uses. Accordingly, the Company recorded goodwill of $23,274 and an expense of $3,309,515.

The shareholders of Acquisition Corp. did not receive a larger portion of the voting rights in RevMed, the surviving company, because of RevMed's outstanding preferred stock (See Note 5. “Preferred Stock and Common Stock Transactions”), so the transaction did not require the use of recapitalization or reverse merger accounting. RevMed plans to pay the minimal costs of Acquisition Corp's liquidation and dissolution.

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

Index to and Description of Exhibits

EXHIBITS

No.	Description of Exhibit

2.1	Amended Articles of Incorporation (filed as Exhibit 2.1 to our Amended Form 10-SB filed August 15, 2001 with amendment filed as Exhibit A to our Definitive 14 C Information Statement filed November 29, 2007)

2.2	Bylaws (filed as Exhibit 2.2 to our Amended Form 10-SB filed August 15, 2001)

4.1	Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999

10.1	Joint Venture Agreement with Globe dated November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 17, 2006)

10.2	Safety Scalpel Joint Venture agreement with Globe dated August 11, 2006 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 19, 2006.)

10.3	Employment Agreement with Rondald L. Wheet (Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 2007)

10.4	Mutual Release and Settlement Agreement between the Company and Gifford M. Mabie dated April 14, 2006 (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 15, 2006.)

10.5	Agreement and Plan of Merger between Cerro Mining Corporation and the Company. dated May 9, 1997 (filed as Exhibit 6.6 to our Form 10-SB filed December 23, 1999)

10.6	Agreement and Plan of Merger between Clear Image Acquisition Corporation and the Company dated January 26, 2007 (filed as Exhibit 10.6 to our Form 8-K filed January 26, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. 1350), As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant To 18 U.S.C. 1350), As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_________
* Filed Herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

/s/ RONDALD L. WHEET
Rondald L. Wheet,
Chief Executive Officer
March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONDALD L. WHEET	Chief Executive Officer and Director	March 10, 2010
Rondald L. Wheet	Principal Executive Officer and Principal Accounting Officer)

/s/ DR. THOMAS BEAHM	Director	March 10, 2010
Dr. Thomas Beahm

/s/ THOMAS O'BRIEN	Director	March 10, 2010
Thomas O'Brien