Form 10-Q/A
period 2009-03-31
Revolutions Medical CORP
filed 2010-03-10
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 0-28629

REVOLUTIONS MEDICAL CORPORATION
(Name of Registrant in its charter)

NEVADA	73-1526138
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

670 MARINA DRIVE, 3 RD FLOOR
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
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

There were 30,431,813 shares of common stock, $0.001 par value, outstanding and 1,000,000 shares of Series 2007 preferred stock, $0.001 par value outstanding as of April 15, 2009.

EXPLANATORY NOTE:

The Company is filing this amended Form 10-Q for the period ended March 31, 2009 for the following reasons:

1.	To revise Item 4. Controls and Procedures to maintain consistency with the disclosure provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	To amend the certifications required by Item 601(b)(31) to be in the exact form prescribed by Item 601(b)(31) of Regulation S-K.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheet at March 31, 2009 (Unaudited)	1

	Consolidated Statements of Operations For The Period From Inception (August 16, 1996) to March 31, 2009 and For The Three Months Ended March 31, 2009 and 2008 (Unaudited)	2

	Consolidated Statements of Cash Flows For The Period From Inception (August 16, 1996) to March 31, 2009 and For The Three months Ended March 31, 2009 and 2008 (Unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited)	5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4T.	CONTROLS AND PROCEDURES	21

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 6.	EXHIBITS	22

i

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

BALANCE SHEET
March 31, 2009
(Unaudited)

ASSETS

	3/31/09	12/31/08
CURRENT ASSETS
Cash	$44,988	$4,796
Other assets	4,395	--
Goodwill	23,276	23,276

TOTAL ASSETS	$72,659	$28,072

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$228,785	$466,683
Accrued Salaries	709,449	1,158,103
Notes Payable and Accrued Interest	143,429	143,429

Total current liabilities	1,081,663	1,768,215

Total liabilities	1,081,663	1,768,215

SHAREHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value,
5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value,
250,000,000 shares authorized; 30,081,813 and 26,883,195	30,082	26,883
shares issued and outstanding at 3/31/09 and 12/31/08, respectively
Paid in capital	19,800,309	18,769,691
Deficit accumulated during the development stage	(20,840,395)	(20,537,717)
Total shareholders' deficiency	(1,009,004)	(1,740,143)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$72,659	$28,072

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
From Inception (August 16, 1996) Through March 31, 2009 and
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)

	FROM INCEPTION (AUGUST 16, 1996) THROUGH MAR 31, 2009	THREE MONTHS ENDED MAR 31, 2009	THREE MONTHS ENDED MAR 31, 2008

Investment Income	$170,753	$--	$--
Other Income	596,554	592,697	--
	767,307	592,697	--
EXPENSES
Research and development	2,379,056	96,000	8,000
Purchased R&D	3,309,515	--	--
General and administrative	14,913,257	345,493	132,856

Total operating expenses	20,601,828	441,493	140,856

Operating income (loss)	(19,834,521)	151,204	(140,856)

Interest income	17,276	--	--

Interest expense	122,297	--	--

Gain on disposal of assets	794	--	--

Gain on extinguishment of debt	10,398	--	--

Depreciation and amortization	75,536	--	--

Compensation cost for options	1,019,931	453,882	--

Net loss before minority interest	(21,023,817)	(302,678)	(140,856)

Minority Interest in Subsidiary Loss	(183,422)	--	(17,120)

Net loss from operations	$(20,840,395)	$(302,678)	$(123,736)

Weighted average shares outstanding	38,253,426	28,035,224	18,362,324

Net loss per share (Note 1)	$(0.54)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
From Inception (August 16, 1996) Through March 31, 2009 and
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)

	FROM INCEPTION (AUGUST 16, 1996) THROUGH MARCH 31, 2009	THREE MONTHS ENDED
		MARCH 31, 2009	MARCH 31,2008

OPERATING ACTIVITIES
Loss from operations before minority interest	$(20,840,395)	$(302,678)	$(123,736)
Plus non-cash charges to earnings
Stock compensation expense	1,019,931	453,882	--
Depreciation and amortization	75,525	--	--
Purchase R&D - Clear Image	3,309,515	--	--
Common stock issued for services	3,846,628	229,300	390,000
Preferred stock issued for services	20,000	--	--
Expenses paid by third parties	57,134	--	--
Contribution of services by officer and employees	799,154	--	--
Services by officer and employees paid for with non-cash consideration	167,500	--	--
Compensation cost for option price reduction	50,000	--	--
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	--	--
Allowance for doubtful accounts	50,900	--	--
Gain on extinguishment of debt	(10,398)	--	--
Write-off of Notes Receivable	14,636	--	--
Write-off of Notes Payable	(8,239)	--	(8,239)
Write-off of organizational costs	3,196	--	--
Write-off of zero value investments	785,418	--	--
Write-off of leasehold improvements and computer equipment	2,006	--	--
Compensation costs for stock options and warrants granted to non-employees	1,205,015	--	--
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(68,900)	--	--
Increase in other assets	(4,395)	(4,395)	--
(Increase) decrease in goodwill	(23,276)	--	--
(Increase) decrease in other receivables	(176,577)	--	--
Increase (decrease) in accrued salaries and consulting	484,397	(448,654)	49,000
Increase (decrease) in accrued interest	91,177	--	--
Increase (decrease) in accounts payable and accrued liabilities	1,320,331	(237,898)	251
Total operating activities	(6,054,140)	(310,443)	(82,724)

INVESTING ACTIVITIES
Purchase of equipment	(67,042)	--	--
Investment in syringe patent development	(10,000)	--	--
Investment in Ives Health Company	(251,997)	--	--
Investment in The Health Club	(10,000)	--	--
Total investing activities	(339,039)	--	--

FINANCING ACTIVITIES
Loans from shareholders	13,907	--	--
Repayment of loans from shareholders	(8,005)	--	--
Repayments of Promissory Notes	190,754	--	--
Common stock subscribed	34,000	--	--
Sale of preferred stock for cash:	(1,000)	--	--
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	--	--
To third-party investors	4,016,001	10,134	100,000
From exercise of stock options	1,662,918	340,501	--
Less: Issue Costs	(102,318)	--	--
Convertible debentures issued for cash	355,000	--	--
Payment of exclusive license note payable	(100,000)	--	--

Total financing activities	6,635,734	350,635	100,000

Minority interest	(197,567)	--	(17,120)

Change in cash	44,988	40,192	156
Cash at beginning of period	--	4,796	2,398

Cash at end of period	$44,988	$44,988	$2,554

Continued

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
From Inception (August 16, 1996) Through March 31, 2009 and
For The Three Months Ended March 31, 2009 and 2008
(Unaudited)

	FROM INCEPTION (AUGUST 16, 1996) THROUGH MARCH 31, 2009	THREE MONTHS ENDED
		MARCH 31, 2009	MARCH 31, 2008
Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	57,571	--	--

Non-cash financing and investing activities:
Acquisition of Color MRI Technology	3,309,515	--	--
Investment in Globe Joint Venture	(637,566)	--	--
Common stock issued to founders	7,000	--	--
Common stock issued in connection with merger with Cerro Mining Corporation	300	--	--
20 to 1 reverse stock split	138,188	--	--
Common stock issued in Ives merger	346,262	--	--
Common stock subscriptions	69,800	--	--
Capitalized compensation cost for options granted	1,487,700	--	--
Common stock issued in exchange for promissory note	676,500	--	--
Common stock issued for payment of debt	152,553	--	--
Common stock issued for convertible debentures	190,660	--	--
Common stock issued for services	706,663	--	--
Common stock issued to pay Ives debt	27,000	--	--
Common stock issued to Clear Image shareholders under short form merger	12,208	--	--

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

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." The purpose of this Staff Position is to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The Staff Position relates to assets and liabilities that are not currently disclosed on the statement of financial position at fair value. These financial instruments are currently disclosed at fair value in the notes to the financial statements on an annual basis only. This Staff Position provides for these fair value footnote disclosures to be made at interim periods, also. The Staff Position is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations or its cash flows ..

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

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options outstanding at March 31, 2009:

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Balance at December 31, 2008	10,360,000	$0.157
Granted	1,350,000	0.176
Exercised	(2,637,500)	0.129
Expired/Forfeited	--

BALANCE AT MARCH 31, 2009	9,072,500	0.146

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

MR. WHEET, OUR CEO AND A DIRECTOR, HAS VOTING CONTROL OF THE COMPANY AND CAN UNILATERALLY MAKE BUSINESS DECISIONS FOR US. ALTHOUGH WE HAVE TWO OUTSIDE DIRECTORS, THERE ARE NO PROCEDURES IN PLACE TO RESOLVE POTENTIAL CONFLICTS ANDTO EVALUATE RELATED PARTY TRANSACTIONS THAT ARE TYPICALLY REVIEWED BY INDEPENDENT DIRECTORS.

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

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company's management, with the participation of the CEO/CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of March 31, 2009. Based on that evaluation, the Company's CEO/CFO concluded that, as of that date, the Company's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective based on identified material weaknesses.  Management's assessment identified the following material weaknesses:

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

-	As of March 31, 2009, there was a lack of segregation of duties, in that we limited resources performing all accounting-related duties.

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

31.2  Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1  Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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