Form 10-Q/A
period 2009-09-30
Revolutions Medical CORP
filed 2010-03-10
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 13, 2009, there were 33,147,891 shares outstanding of the registrant’s common stock

EXPLANATORY NOTE:

The Company is filing this amended Form 10-Q for the period ended September 30, 2009 for the following reasons:

1.	To revise Item 4. Controls and Procedures to maintain consistency with the disclosure provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	To amend the certifications required by Item 601(b)(31) to be in the exact form prescribed by Item 601(b)(31) of Regulation S-K.

EXPLANATORY NOTE:

The Company is filing this amended Form 10-Q for the period ended September 30, 2009 for the following reasons:

1.	To revise Item 4. Controls and Procedures to maintain consistency with the disclosure provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	To amend the certifications required by Item 601(b)(31) to be in the exact form prescribed by Item 601(b)(31) of Regulation S-K.

i

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
( Continued )
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

Voting Rights : A Series 2006 preferred stock holder is entitled to 125 votes for each share of common stock into which his Series 2006 Preferred Stock is then convertible (presently on a one for one basis), voting together with our common stock as a single class. Cumulative voting is not permitted. Upon conversion of each Series 2006 preferred share, each share of common stock issued will be entitled to only one (1) vote per common share.

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

Liquidation Preference : In the event of the liquidation, dissolution or winding up, a Series 2006 preferred stock is entitled to receive a liquidation preference of $0.001 for each share of Series 2006 preferred stock held prior to payment being made to any junior stock.

Conversion : A Series 2006 preferred stock holder may convert one (1) share of preferred stock into one (1) share of common stock.

Preemption : A Series 2006 Preferred stock holder has no preemptive rights and is not subject to further calls or assessments.

Redemption : There are no redemption or sinking fund provisions applicable to the Series 2006 Preferred stock.

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

Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the RevVac retractable safety syringe, which is designed specifically to reduce accidental needle stick injuries. On February 6, 2007, the Company announced an agreement with Strategic Product Development, Inc. (“SPD”) to provide FDA regulatory compliance, manufacturing management capabilities and ongoing product development services. On March 5, 2007, the Company announced that SON Medical, a privately held contract regulatory and testing consulting firm located in the Boston area, was chosen to conduct lab testing for the Company’s RevVac retractable safety syringe. See “ Status Of Planned Products ” below.

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

Liquidity, Capital Resources and Cash Requirements

The following discussion of our cash requirements and liquidity and resources contains forward-looking statements that are based upon current expectations. These forward-looking statements fall within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in our forward-looking statements as a result of many factors; including, our ability to obtain financing when needed. A discussion of these risks and uncertainties can be found under the heading “ Risk Factors ” and elsewhere in this report. We cannot guarantee future results, levels of activity, performance or achievements. We assume no obligation to update any of the forward-looking statements after the date of this report or to conform these forward-looking statements to actual results.

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

-	As of September 30, 2009, there was a lack of segregation of duties, in that we limited resources performing all accounting-related duties.

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