Form 10-Q/A
period 2010-03-08
Revolutions Medical CORP
filed 2010-03-10
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The Company is filing this amended Form 10-Q for the period ended June 30, 2009 for the following reasons:

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

On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and Andy Hu individually. In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County.  Due to the Texas state district's court's backlog of cases and the  withdrawal of Globe and Andy Hu's counsel, the motion to stay was not heard until May 1 , 2009.  The motion was granted as to Globe; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe's motion.  Hu’s motion to stay was denied at a May 8th hearing.  Accordingly, the Company intends to proceed post haste with discovery with respect to its claims against Hu, including without limitation obtaining the deposition of a key witness.

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

NOTE 8 - MANAGEMENT CONSULTING, BUSINESS ADVISORY, SHAREHOLDER AND PUBLIC RELATIONS AGREEMENT

On March 25, 2009, the Company signed a six-month agreement with a Japanese firm to serve as an institutional public relations consultant as well as an investment banking liaison to attempt to arrange financing for the purpose of working capital as an intermediary. This is a non-exclusive contract for which the consultant was paid 250,000 shares of common stock at a value of $150,000 . This common stock is restricted as to resell for six months.

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

On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the Rev Vac Safety Syringe has been approved. Furthermore, FDA approval is not needed for educational and research use of our Rev Color and Rev 3D MRI software products. The Company plans on marketing these products for such use very soon. In December 2008, the Company filed for patent protection in Europe on its Rev Color and Rev 3D software.The Rev Vac Safety Syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on our website at www.revolutionsmedical.com ..  The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and Andy Hu individually.   In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County.  Due to the Texas state district's court's backlog of cases and the  withdrawal of Globe and Hu’s counsel, the motion to stay was not heard until May 1 , 2009.  The motion was granted as to Globe; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe's motion.  Hu’s motion to stay was denied at a May 8th hearing.  Accordingly, RMC intends to proceed post haste with discovery with respect to its claims against Hu, including without limitation obtaining the deposition of a key witness.

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

REVOLUTIONS MEDICAL CORPORATION

Date: March 10, 2010	By:	/s/ Rondald L. Wheet
Rondald L. Wheet
Chief Executive Officer
Chief Financial Officer Principal Accounting Officer