Form 10-K/A
period 2008-12-31
Revolutions Medical CORP
filed 2010-03-16
CIK 1041009

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

None.

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

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weaknesses as discussed below.

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
March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONDALD L. WHEET	Chief Executive Officer and Director	March 16, 2010
Rondald L. Wheet	Principal Executive Officer and Principal Accounting Officer)

/s/ DR. THOMAS BEAHM	Director	March 16, 2010
Dr. Thomas Beahm

/s/ THOMAS O'BRIEN	Director	March 16, 2010
Thomas O'Brien