Form 10-K
period 2009-12-31
Revolutions Medical CORP
filed 2010-03-31
CIK 1041009

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

REVOLUTIONS MEDICAL CORPORATON
(Exact name of registrant as specified in its charter)

Nevada	001-15165	73-1526138
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

670 MARINA DRIVE, 3RD FLOOR
CHARLESTON, SC 29492
 (Address of principal executive offices, including zip code)

(843) 971-4848
 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009, based on a closing price of $0.30, was approximately $9,413,592.30.

As of March 31, 2010, the registrant had 35,694,391 shares of its common stock, par value $0.001, outstanding.

REVOLUTIONS MEDICAL CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

ITEM 1. BUSINESS.

Since 1997, Revolutions Medical Corporation (“Revolutions Medical,” the “Company,” “we,” “us” or “our”) has been endeavoring to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the RevVac retractable safety syringe, which is designed specifically to reduce accidental needle stick injuries.

On February 22, 2009, the Company announced that it had received notification from the Federal Drug Administration (“FDA”) that the 510K application for the 3cc RevVac Safety Syringe was approved.

During 2009, Revolutions Medical, through its consultant, Strategic Product Development, Inc., redesigned the RevVac safety syringe to reduce its parts and make it less expensive and easier to mass manufacture. The Company completed the redesign in the fall of 2009 and in December 2009, started the pilot run step of the mass manufacturing process. This pilot run will produce market ready samples that the Company can take to distributors, manufactures, and possible strategic partners.

Revolutions Medical’s newly acquired proprietary MRI software technology tools are now referred to as RevDisplay, RevColor, and Rev3D.

Revolutions Medical is now focused on developing and commercializing color MRI technology - “MRI” referring to “Magnetic Resonance Imaging” equipment. Magnetic Resonance Imaging is a widely used imaging system that safely creates many different and detailed views of selected portions of the internal anatomy.  An MRI scanner is a large tunnel-shaped machine that will accommodate an adult lying down. Within the MRI scanner is a large magnet which directs harmless radio signals around sections of the body.  When these signals pass through the body, they release a signal.  The released signals are picked up by a receiver inside the MRI scanner and then sent to a computer. The computer analyzes the signals and converts them to a visual image that is displayed on a viewing monitor and then printed on special film. The images produced by the scanner are gray-scale images similar to an x-ray. These gray-scale images can be difficult and time consuming to “read.” A radiologist “reads” these images on film by comparing the different scans of each tissue slice, sometimes evaluating one hundred to three hundred individual gray images to obtain a diagnosis. The successful diagnosis of a condition, using MRI, depends not only on the ability of the radiologist to detect the subtle differences in shades of gray, but also the radiologist’s ability to compare visually the vast number of images.

The Company is engaged in the development of technology which can segmented and reference MRI images. By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in 3 dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By “referencing” the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. Although the current stage of the Company’s technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to Clear Image by USFRF to permit it to proceed regardless of the status of the license from USFRF (see “RISK FACTORS” RISKS RELATED TO CLEARIMAGE AND THE COLOR MRI TECHNOLOGY). In addition, the Company owns four (4) separate patent applications, filed in June of 2007, each of which were assigned over by Clear Image’s consultant, Richard Theriault.

The Company is currently working with numerous sources to clinically validate its proprietary MRI software tools. Once the Company receives its first validations, it can implement its software as service (SAS) business model to market its tools globally using teleradiology.

Because our planned products are in various stages of development, we have no revenue. Our efforts to date have been funded almost entirely through sales of our common stock. We require substantial additional capital to complete the mass manufacturing, distributing and commercialization of the RevVac retractable safety syringe and our proprietary color MRI software. There is no assurance that such capital will be available to us when needed, on acceptable terms, or at all. There is no assurance that our planned products will be commercially viable. Our present and future collaborative partners may require significant amounts of time to complete product design, develop manufacturing processes and/or to obtain specialized equipment, if any is required. Our planned products will also require FDA approval before they can be sold in the United States and similar approvals from foreign countries where our products may be marketed. Obtaining government approval, whether in the U.S. or elsewhere, is a time-consuming and costly process with no guarantee of approval.

On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the 3cc RevVac Safety Syringe has been approved. Furthermore, FDA approval is not needed for educational and research use of our RevDisplay, RevColor and Rev3D MRI software products. The Company plans on marketing these products for such use very soon.

It could be months before our planned products are sold in the United States or anywhere else in the world. Our business is subject to numerous risks and uncertainties that are more fully described in “RISK FACTORS.”

On May 1, 2008, the Financial Industry Regulatory Authority (FINRA) approved the Company’s common stock to begin trading on the Over the Counter Bulletin Board.

Distribution Method of Products and Services

In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, Becton-Dickinson, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. We may not be successful in obtaining any contracts with GPOs, which would severely limit our product’s marketability in the United States. See “RISK FACTORS.”

We presently do not have any products for sale, but expect to have one or more products for sale by the end of 2010. We plan to seek distribution arrangements with established medical device manufacturers in the future, but there is no assurance that we will be successful in establishing or maintaining such relationships. See “RISK FACTORS.”

Status of Planned Products

On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the RevVac Safety Syringe has been approved.

This syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. The Company believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on are website at www.revolutionsmedical.com. The Company also believes that, with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

The Company introduced its proprietary Color MRI software tools at the prestigious Radiological Society of North America (RSNA) show in Chicago, IL at the beginning of December 2009.  Based upon the feedback from the show, the Company is currently working on clinical validations with numerous sources directed at concussions, stroke, Alzheimer’s and breast disease.  The Company believes that its proprietary color MRI software will eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.

When an MRI is taken, the black and white images are sent to a picture archiving and communication system (“PACS”), which displays the images for a radiologist to view.  By using high speed internet, these images can be securely sent to the Company’s secure website, after a secure account is opened. This process is called teleradiology. For a small nominal fee the Company will use its proprietary software, based upon specific parameters and information provided, and send back the images in enhanced color and sorted in correct sequence along with the original black and white images in a matter of minutes.  A video of the MRI software can be found on the Company’s website.

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

Traditionally, competition regarding non-safety medical devices was primarily based upon price with little differentiation between products. We expect our products to compete against both safety products and non-safety products based upon safety and ease of use and disposal. Most of the safety medical devices we will compete with are priced substantially above the cost of non-safety products. Market demand for safety devices is being driven by the estimated costs associated with accidental needle sticks and by government mandates.

Sources of Raw Materials and the Names of Principal Suppliers

We do not presently manufacture any products, so we have no raw material requirements at this time. The materials used to make our planned products are commercially available from a number of suppliers. The manufacturing process will be highly technical and demanding, with very low fault tolerances. There is no assurance that we will be able to engage a company capable of manufacturing the safety syringe in a cost-effective manner or at all. See “RISK FACTORS.”

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

Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

In June 2007, we filed four utility patents focused on its MRI imaging software technology. These patents were based on the provisional patents and acquired in the Clear Image Acquisition transaction in 2008.  It is believed that these patents will provide the basis for a family of MRI imaging and search product offerings and also solidify its established intellectual property. See “RISK FACTORS.”

In September 2005, we filed a patent  with Globe Med Tech, and the Company owns 50% of this pending patent. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements with Globe Med Tech, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. (see Item 3 - Legal Proceedings and “RISK FACTORS”). This patent was published January 13, 2009.

•
RMCP SAFETY SYRINGE PATENTS. A U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023. Two additional US patents covering the Company's vacuum design have been issued and published prior to this patent. The Company has filed applications for foreign patent protection for the following countries: Canada, Mexico, Taiwan, Japan, China, Australia, and in Europe. See RISK FACTORS.

•
RMCP BLOOD SAMPLING DEVICE PATENT. A U.S. patent covering the Company’s blood sampling device was published on April 10, 2003.  The Company has not filed any applications for foreign patent protection. See “RISK FACTORS.” The time limit for applying for a foreign patent on this device has expired.

•
PATENT APPLICATIONS FOR COLOR AND 3D MRI SOFTWARE TECHNOLOGY. In June 2007, the Company filed four patent applications related to the Color and 3D MRI technology, none of which has yet been published. The Company also filed an application for foreign patent protection in Europe. There is no assurance that any of the patent applications will be published or that any patent protection for the Color MRI technology can or will be obtained. See RISK FACTORS.

Employment Agreements

Employment Agreement with Rondald L. Wheet, CEO

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $225,000. As of December 31, 2009, the Company owed Mr. Wheet $57,724.19 pursuant to his prior employment agreement. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Employment Agreement with Thomas O’Brien, President

Effective October 26, 2009, the Company and Mr. O’Brien, our President, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $180,000. He is responsible for the administration, supervision, management and control of the business development of the Company, including the research, development, manufacture, marketing and sales of its current products and such future products as may be added to the Company’s business from time to time. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

Mr. O’Brien may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all or substantially all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. O’Brien to relocate or assigns duties not commensurate with his position as the President, (v) Mr. O’Brien is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. O’Brien under this agreement. For two years following his resignation or termination, Mr. O’Brien will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts.

Amounts Accrued Pursuant To Other Employment Agreements

As of December 31, 2009, the Company has accrued $461,449.19 pursuant to other employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

Need for Governmental Approval

Pursuant to the Federal Food, Drug and Cosmetic Act, the FDA regulates the research, design, testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion, distribution, and production of medical devices in the United States. The Company’s safety needle devices are considered to be medical devices, are subject to FDA regulation, and must receive FDA approval prior to sale in the United States.

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

If the Company or its collaborative partners cannot establish that the Company’s safety needle devices are substantially equivalent to legally marketed predicate devices, pre-market approval of the device through submission of a PMA application must be obtained. A PMA application must be supported by valid scientific evidence, including pre-clinical and clinical trial data, as well as extensive literature to demonstrate a reasonable assurance of the safety and effectiveness of the device. The PMA represents the most rigorous form of FDA regulatory approval.

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

If FDA approval is received on future planned products, however, then the Company and/or its collaborative partner (depending on who is manufacturing and marketing) would also be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA requires medical device manufacturers to register as such and subjects them to periodic FDA inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA’s current Quality System Regulation (QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices.

There is a different set of regulatory requirements in place for the European Union (EU). In the EU, a company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive (MDD) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the “essential requirements” defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, known as “Notified Body.” The nature of the assessment will depend on the regulatory class of products concerned, which in turn determines the precise form of testing to be undertaken by the Notified Body.

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

Effect of Existing or Probable Governmental Regulation

Regulatory actions at the federal and state level promote the use of safety needles to reduce the risk of accidental needle sticks. On July 1, 1999, California, through its state Occupational Safety and Health Administration (OSHA) program, began requiring the use of safety needles. Other states such as Texas, Tennessee, Maryland and New Jersey have passed similar legislation.

On November 6, 2000, President Clinton signed the Needle stick Safety and Prevention Act amending OSHA’s Blood borne Pathogens Standard to require that employers implement the use of safer medical devices in their facilities. To implement the statutory mandates in the Needle stick Safety and Prevention Act, OSHA has issued a number of further revisions to its Blood borne Pathogens Standard. The revised standard became effective on April 18, 2001. The new standard provisions impose several needle device safety requirements on employers, including:

•	evaluation and implementation of safer needle devices as part of the re-evaluation of appropriate engineering controls during an employer’s annual review of its exposure control plan;

•	documentation of the involvement of non-managerial, frontline employees in choosing safer needle devices; and

•	establishment and maintenance of a sharps injury log for recording injuries from contaminated sharps.

On November 27, 2001, OSHA issued a compliance directive (CPL 2-2.69) that advises OSHA’s regional offices on the proper interpretation and enforcement of the revised Blood borne Pathogens Standard provisions. The compliance directive confirms that the consideration of safer needle devices, in annually reviewing and updating the exposure control plan, is a critical element of the Blood borne Pathogens Standard. The directive also stresses that the standard requires employers to use engineering controls (e.g., safer needle devices) if such controls will remove or eliminate the hazards to employees. As a result of these regulatory actions, we anticipate that the demand for safety medical devices such as those we have designed will continue to increase for the foreseeable future.

Estimate of the Amount Spent on Research and Development

R&D expenses were $303,000 and $246,040 in 2009 and 2008, respectively.

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

Number of total employees and number of full time employees

We presently have 3 full-time employees. Services such as product design and development, accounting and financial reporting are provided by third parties on a contract basis. Consequently, developing our business may require a greater period of time than if we had full time employees. See “RISK FACTORS.”

ITEM 1A. RISK FACTORS.

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

Because the Company’s planned products are in the development stage, the Company has no revenue, earnings or cash flow to be self-sustaining. It could be several more years before the Company can expect to have sales. The Company’s independent accountants have stated, in their opinion to the audited financial statements for the period ended December 31, 2009, “the Company is a development stage company with insufficient revenues to fund development and operating expenses. The Company also has insufficient cash to fund obligations as they become due. These conditions raise substantial doubt about its ability to continue as a going concern.” Our failure to obtain the funding necessary to continue our activities will have a material adverse effect on our business, financial condition, and on the price of our common stock.

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE DEVELOPING OUR PLANNED PRODUCTS. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISE CAPITAL, WE MAY BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY

As of December 31, 2009, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations.

Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company’s risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

IF WE DO NOT OBTAIN FDA APPROVAL FOR OUR FUTURE PLANNED PRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED

Our future planned products will require FDA approval before they can be sold in the United States. There are some planned products for which we have not yet applied for or received FDA approval. However we have received FDA approval on our RevVac Safety Syringe. Our Rev Color and 3D MRI software technology does not require FDA approval for educational and research purposes. We will begin to market these two products for only educational and research purposes very soon. There is no assurance that our other planned products will qualify for the FDA’s 510(k) pre-market notification approval process, which is less rigorous than a PMA.

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

OUR PLANNED PRODUCTS MAY PROVE TO BE TOO EXPENSIVE TO MANUFACTURE AND MARKET SUCCESSFULLY, WHICH WOULD HARM OUR FUTURE PROSPECTS

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

IF WE ARE NOT ABLE TO ENTER INTO MANUFACTURING ARRANGEMENTS FOR OUR PLANNED PRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED

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

IF WE ARE NOT ABLE TO ESTABLISH MARKETING, SALES AND DISTRIBUTION ARRANGEMENTS FOR OUR SAFETY NEEDLE DEVICES THEN OUR FUTURE PROSPECTS WILL BE HARMED

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

IF WE ARE UNABLE TO PROTECT OUR FUTURE PLANNED PRODUCTS, OR TO AVOID INFRINGING ON THE RIGHTS OF OTHERS, OUR ABILITY TO COMPETE WILL BE IMPAIRED

The Company does not yet have patent protection for some of its planned products and there is no assurance that such patent protections will be sought or secured. However, we do have U.S. patent protection for the RevVac Safety Syringe. We do not have foreign patent protection for some of our planned products. However, in December 2008, we commenced our application for foreign patent protection for our Rev Color and 3D MRI software technology. There is no assurance that we will have the financial resources to apply for other U.S. or foreign patent protections, that such U.S. or foreign patent protections will be available to us or if available, that they will result in any meaningful protection for our planned products. Even if we are successful in obtaining patent protection, whether in the U.S. or abroad, it may not afford protection against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate our technology.

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

We may become involved in litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or oppositions or other intellectual property proceedings outside of the United States. If any of our competitors have filed patent applications or obtained patents that claim inventions that we also claim, we may have to participate in an interference proceeding to determine who has the right to a patent for these inventions in the United States. If a litigation or interference proceeding is initiated, we may have to spend significant amounts of time and money to defend our intellectual property rights or to defend against infringement claims of others. Litigation or interference proceedings could divert our management’s time and effort. Even unsuccessful claims against us could result in significant legal fees and other expenses, diversion of management time and disruption in our business. Any of these events could harm our ability to compete and adversely affect our business.

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

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY, THEN OUR BUSINESS PROSPECTS WILL BE MATERIALLY ADVERSELY AFFECTED

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

In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. We may not be successful in obtaining any contracts with GPO’s, which would severely limit our product’s marketability in the U.S. We will be materially adversely affected if we are unable to compete successfully.

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

BECAUSE WE RELY ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCT, WE HAVE LESS DIRECT CONTROL OVER THOSE ACTIVITIES. THIS COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR FUTURE PROSPECTS

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

As of March 31, 2010, there are 13,153,750 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from .08-.55 cents per share, all of which are exercisable. 9,453,750 were granted in 2007 and 2008 at a weighted average price of .08 per share and are considered in the money as of March 31, 2010.  3,700,000 options outstanding are presently out of the money, of which 200,000 are exercisable at .30 per share and 3,500,000 are exercisable at .55 per share. 11,953,750 of the options, as of March 31, 2010 were granted to officers and directors.

We may decide, however, to modify the terms and/or exercise price of these “out of the money” options. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline.

From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During 2009, the Company issued 630,000 shares for services. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

As of March 31, 2010, we had 250,000,000 shares authorized and 35,694,391 shares outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

THE LOSS OF THE SERVICES OF CERTAIN THIRD PARTIES AND OUR OFFICER AND DIRECTOR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

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

BECAUSE WE HAVE LIMITED EXPERIENCE IN THE MEDICAL DEVICE INDUSTRY, OUR BUSINESS MAY TAKE LONGER TO DEVELOP, WHICH COULD ADVERSELY AFFECT OUR FUTURE PROSPECTS

We have had limited experience in the medical device industry. Consequently, our business may take longer to develop, which could adversely affect our future prospects.

IF WE CANNOT GENERATE ADEQUATE, PROFITABLE SALES OF OUR PLANNED PRODUCTS, WE WILL NOT BE SUCCESSFUL

In order to succeed, we must develop commercially viable products and sell adequate quantities at a high enough price to generate a profit. We may not accomplish these objectives. Even if we succeed in developing a commercially viable product, a number of factors may affect future sales of our product. These factors include:
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

OUR PLANNED PRODUCTS, IF SUCCESSFULLY COMMERCIALIZED, COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS WHICH COULD BE TIME CONSUMING AND COSTLY TO DEFEND, DIVERT MANAGEMENT ATTENTION AND ADVERSELY IMPACT OUR ABILITY TO OBTAIN AND MAINTAIN INSURANCE COVERAGE, WHICH COULD JEOPARDIZE OUR LICENSE

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

STRINGENT, ONGOING GOVERNMENT REGULATION AND INSPECTION OF OUR PLANNED PRODUCTS COULD LEAD TO DELAYS IN MANUFACTURE, MARKETING AND SALES

The FDA continues to review products even after they receive FDA approval. If and when the FDA approves our planned products, manufacturing and marketing will be subject to ongoing regulation, including compliance with current Good Manufacturing Practices, adverse reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. We and any third party manufacturers we may use are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of our planned products. In addition, the FDA can withdraw a previously approved product from the market at any time, upon receipt of newly discovered information.

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

UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT COULD AFFECT OUR ABILITY TO SELL OUR PLANNED PRODUCTS AT A PROFIT

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental healthcare programs and private health insurers. There is no guarantee that governmental healthcare programs or private health insurers will cover the cost of our product, if and when it is commercially available, or permit us to sell our product at a high enough price to generate a profit.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

We have had annual losses since our inception in 1986. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2009, we had accumulated a deficit of $(23,001,467).  There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU

The market price of our common stock, which is over the counter (OTCBB:RMCP), has been, and may continue to be, highly volatile. Our stock began trading over the counter bulletin board on May 1, 2008. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

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

ALTHOUGH WE BELIEVE THAT OUR SYSTEM OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS OVER FINANCIAL REPORTING ARE ADEQUATE, SUCH CONTROLS ARE SUBJECT TO INHERENT LIMITATIONS

Although we believe that our system of disclosure controls and internal controls over financial reporting are adequate, we cannot assure you that such controls will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MR. WHEET, OUR CEO AND A DIRECTOR, HAS VOTING CONTROL OF THE COMPANY AND CAN UNILATERALLY MAKE BUSINESS DECISIONS FOR US. ALTHOUGH WE HAVE TWO OUTSIDE DIRECTORS, THERE ARE NO PROCEDURES IN PLACE TO RESOLVE POTENTIAL CONFLICTS AND TO EVALUATE RELATED PARTY TRANSACTIONS THAT ARE TYPICALLY REVIEWED BY INDEPENDENT DIRECTORS

Because Mr. Wheet owns 1,000,000 Series 2006 Preferred shares, which gives him the right to vote 125 shares to one in addition to the shares of common stock he already owns, voting together as a single class with the Company’s common stock, he controls a majority of the Company’s common stock and can unilaterally make business decisions on our behalf. Although we appointed two outside directors, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

WE DO NOT EXPECT TO PAY DIVIDENDS

We have not declared or paid, and for the foreseeable future we do not anticipate declaring or paying, dividends on our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTY.

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay to Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month.

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

On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court against Globe Med Tech and Andy Hu, individually. In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe, which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County. Due to the Texas state district’s court’s backlog of cases and the withdrawal of Globe and Hu’s counsel, the motion to stay was not heard until May 1, 2009. The motion was granted as to Globe; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe’s motion. Hu’s motion to stay was denied at a May 8th, 2009 hearing. Accordingly, RMC intends to proceed with discovery with respect to its claims against Hu, including without limitation obtaining the deposition of key witnesses.

The Company’s is pursuing its lawsuit in the District Court of Tulsa County, Oklahoma, against Globe Med Tech to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement entered into November 3, 2005 with new counsel, Parks and Beards.  The Company expects to have a scheduled court date in 2010.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is traded over the counter under the trading symbol “RMCP.” The high and low prices for our common stock during the calendar quarters ended were:

Quarter ended	High	Low
December 31, 2009	$0.540	$0.350
September 30, 2009	$0.540	$0.270
June 30, 2009	$0.650	$0.400
March 31, 2009	$0.540	$0.200
December 31, 2008	$0.480	$0.140
September 30, 2008	$0.570	$0.260
June 30, 2008	$0.590	$0.120

Quotations on the OTC bulletin board reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders

As of December 31, 2009, we estimate that there were approximately 613 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have not declared any dividends in the past, and we do not plan to declare dividends in the future.

ITEM 6.   SELECTED FINANCIAL DATA

The Company does not have any significant trends in its financial condition or results of operations to be disclosed.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REGISTRATION STATEMENT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REGISTRATION STATEMENT.

PLAN OF OPERATION

Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. Our present product development effort is focused on the RevVac retractable safety syringe, which is designed specifically to reduce accidental needle stick injuries. On February 22, 2009, the Company received notification from the FDA that the 510K application for the RevVac Safety Syringe has been approved.

In December 2008, the Company completed the acquisition of the sole asset of Clear Image Acquisition Corporation (“Acquisition Corp”) pursuant to the Plan and Agreement of Reorganization of January 26, 2007. See Note 9 “Acquisition of Clear Image Acquisition Corp” to the consolidated financial statements for the year ended December 31, 2008 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission March 30, 2009.

Because our planned products are in various stages of development and/or manufacturing, we have no revenue. Our efforts to date have been funded almost entirely through sales of our common stock. We require substantial additional capital to complete the mass manufacturing, distribution, and commercialization of the RevVac retractable safety syringe and the Company’s proprietary color MRI software. It could be months, if ever, before our planned products are sold in the United States or anywhere else in the world.

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

In May 2009, the US Patent Office informed SPD that the one pending patent application covering this technology should be separated into 4 specific patents. Since the Company’s major interest is in the Breast Stabilization technology patent, which has now been separated from the rest of the technology, it is in negotiations to acquire just that one patent rather than licensing the whole technology. The Company expects to complete negotiations in 2010.

On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the RevVac Safety Syringe has been approved. Furthermore, FDA approval is not needed for educational and research use of our RevDisplay, RevColor and Rev3D MRI software products. The Company plans on marketing these products for such use very soon.

The RevVac Safety Syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Rev Med believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on our website at www.revolutionsmedical.com. The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

The Company is in the process of completing the Pilot Run of its 3cc RevVac Safety Syringe, which is the first step in the mass manufacturing process. Once this is completed, the Company will have final market samples and can seek out distributors and manufacturers, The Company will need to secure additional capital needed to make the high volume moulds, assembly, packaging and labeling equipment or look to strategic partnerships whom can provide such capital.

The Company is currently working with numerous sources to clinically validate its proprietary MRI software tools. Once the Company receives its first validations, it can implement its software as service (SAS) business model to market its tools globally using teleradiology.

RESULTS OF OPERATION

For the year ended December 31, 2009 compared to December 31, 2008

During the years ended December 31, 2009 and 2008, the Company had no revenues and continued to focus on obtaining government approval for its medical devices.  Related to this process, in 2009 the Company incurred $541,674 in general and administrative expenses compared to $831,000 in 2008.  These expenses primarily relate to legal fees associated with obtaining FDA approval and expenses associated with refining our current products to a production level quality.  We utilize third parties for this process.  We also incurred approximately $303,000 and $246,000 in 2009 and 2008 respectively in research and development costs to continue to research enhancements to our products.  During 2007, the Company acquired research and development activities of Clear Image, Inc and expensed $3,309,515 related to the research and development activities that were determined to not have viable alternate uses .

In order to fund the governmental approval process, we issue stock options and/or common stock when it is acceptable to the third party for services rendered in assisting us in the approval process.   Compensation cost related to the issuance of stock options to outside parties for services rendered in 2009 and 2008 were approximately $329,000 and $259,000 respectively.  We also sell stock as needed for cash to be used in our operations.  In 2009 and 2008, respectively, we receive proceeds from exercise of stock options or sale of stock of approximately $1,976,923 and $698,000.  As of December 31, 2008, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company’s risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See “RISK FACTORS.”

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 35,197,891 shares were issued and outstanding as of December 31, 2009. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Product Development and Research Plan for the Next Twelve Months

The Company will continue with the completion of the 3cc RevVac Safety Syringe Pilot Run and the mass manufacturing, distribution and commercialization of it throughout 2010. The Company will also finish design work on the 1cc, 5cc, and 10cc RevVac safety syringes. It is very important to have the various sizes to complete the line of safety syringes for its future customers. Production of these new sizes will not occur until 2011. The Company will finish design work on its Revlock system, an interchangeable needle system for its RevVac Safety Syringe. Also, the Company will explore all avenues of business relating to its line of safety syringes including; veterinary, cosmetics, dentistry, and prefilled syringes.

The Company will continue to validate clinical applications for concussions, Alzheimer, stroke and breast disease using its proprietary MRI software tools. The Company continues to work with its currents sources but will seek out additional teaching hospitals and strategic partnerships to further its research.  The Company believes that it has just started to see the results of its impressive clinical work now and would like to see its MRI software tools used more in research for the four areas of immediate need it identified in 2010.

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

As of December 31, 2009, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 35,197,891 shares were issued and outstanding as of December 31, 2009. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant Changes in the Number of Employees

None.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Part F/S.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2009, and identified the following material weaknesses:

•
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission.

•
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.   There has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 31, 2009. There is no familial relationship between or among the nominees, directors or executive officers of the Company:

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Rondald Wheet	44	Chairman, Chief Executive Officer	March 2005
Thomas M. Beahm	59	Director	October 2007
Thomas O’Brien	62	Director	October 2007

Rondald Wheet, age 44, is Chairman and Chief Executive Officer of RMCP and has served in such capacity since March 16, 2005.

Mr. Wheet has over fifteen (15) years experience in the investment banking industry and while working for several NASD registered broker dealers has raised in excess of $100 million for small cap companies. He held five licenses with the NASD; series 4, 7, 24, 63, and 65.  He operated in a management and principal capacity for 10 years during that time and was a compliance officer for 2 years. He worked for investment firms such as Cohig & Associates, Scott and Stringfellow, Fortress Financial, and RichMark Capital. He was in charge of opening up three different brokerage offices from the beginning, including finding ideal office space, hiring personnel, becoming NASD compliant and turning them into successful branch offices.  He started his own consulting business in 2002, Mansfield Garrett, Inc., and worked with many start up and micro cap companies; giving advice on capital raising, strategic partnerships, stock awareness, hiring top management  and going to the public market. He served on the Board of Directors for Clear Image, Inc. since 2004. Ron is past President of the Metropolitan Exchange Club of Charleston, SC. He received a Bachelor of Science degree from the University of Towson in both Finance and International Business in 1987.

Thomas M. Beahm, MD, FACS, age 59, is a practicing plastic surgeon, who lives in Chattanooga, Tennessee. He is an active member of the American Society of Plastic Surgeons, American College of Surgeons, and American Medical Association, and simultaneously owns and runs his own practice. In addition, he is Secretary of Integrated Voice Systems, which has software in over 130 hospitals, and is also serving on the board of Clear Image, Inc., a privately held company specializing in proprietary MRI Software and Hardware. Dr. Beahm also has experience directing plastic surgery mission work in various third world countries, coming to the aid of thousands of people in Asia, Africa, and South America. He has served as a director of the Company since October, 2007.

Thomas O’Brien, age 62, is acting President and CEO of Clear Image, Inc. (MRI Software/Hardware), and has more than twenty (20) years of general management experience in the medical device industry. His background includes domestic and international sales, marketing and distribution of high technology medical systems and services. He is fluent in Mandarin, and served at the National Security Agency, holding a Top Secret Crypto Clearance as a Chinese linguist. Mr. O’Brien has held executive positions with medical industry leaders such as Pfizer, Toshiba, and Johnson and Johnson’s subsidiary the Technicare Corporation. He has served as a director of the Company since October, 2007.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Subsequent Executive Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the following reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2009 were timely.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

						Long Term Compensation
	Annual Compensation					Awards			Payouts
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options /SARs		LTIP Payouts

Ron Wheet,CEO	2009	$225,000		$-0-	$-0-		$		$-0-	$-0-

Ron Wheet, CEO	2008	$206,250	(1)	$-0-	$-0-			$-	$-0-	$-0-

Thomas O’Brien, President	2009	$180,000	(2)	$-0-	$-0-		$		$-0-	$-0-

(1)	As of December 31, 2009, $57,724.19 is owed to Mr. Wheet for accured salary from 2007 and 2006.

(2)	As of December 31, 2009, $88,725 is owed to Mr. O'Brien for accured salary from 2008 Clear Image employement agreement.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Value of Underlying Unexercised Options/SARs at FY-End Exercisable/ Unexercisable	Unexercised In-the-Money Options/SARs at FY-End Exercisable/Unexercisable

Ron Wheet, CEO	N/A	N/A	5,000,000 (1)	.08 exercise price

Thomas O’Brien, President			2,000,000	.08 exercise

(1)	Mr. Wheet exercised 2,000,000 of these options in 2009.

Employment Agreements

Employment Agreement with Rondald L. Wheet, CEO

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $225,000. As of December 31, 2009, the Company owed Mr. Wheet $57,724.19 pursuant to his prior employment agreement. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Employment Agreement with Thomas O’Brien, President

Effective October 26, 2009, the Company and Mr. O’Brien, our President, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $180,000. He is responsible for the administration, supervision, management and control of the business development of the Company, including the research, development, manufacture, marketing and sales of its current products and such future products as may be added to the Company’s business from time to time. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

Mr. O’Brien may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all or substantially all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. O’Brien to relocate or assigns duties not commensurate with his position as the President, (v) Mr. O’Brien is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. O’Brien under this agreement. For two years following his resignation or termination, Mr. O’Brien will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts.

Amounts Accrued Pursuant To Other Employment Agreements

As of December 31, 2009, the Company has accrued $461,449.19 pursuant to other employment agreements.  $88,725 is the remaining accrued salary for Thomas O’Brien from a prior employment agreement with Clear-Image Acquisition Corp in 2008.  $57,724.19 is the remaining accrued salary for Rondald L. Wheet from a prior employment agreement with Revolutions Medical for the years 2006 and 2007.  The remaining amount of $315,000 is for accrued salaries of prior management before March of 2005.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
As of December 31, 2009, the Company has accrued $461,449.19 pursuant to other employment agreements.  $88,725 is the remaining accrued salary for Thomas O’Brien from a prior employment agreement with Clear-Image Acquisition Corp in 2008.  $57,724.19 is the remaining accrued salary for Rondald L. Wheet from a prior employment agreement with Revolutions Medical for the years 2006 and 2007.  The remaining amount of $315,000 is for accrued salaries of prior management before March of 2005.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Name and Address	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership Common Stock

Rondald L. Wheet 2073 Shell Ring Circle Mt. Pleasant, SC 29466	CEO and Chairman	4,312,000	12.14%*

Dr. Thomas Beahm	Director	2,169,599	6.11%

Thomas O’Brien	President	1,784,349	5.03%

Officers and Directors Total	-	8,265,948	23.28%

* Does not include the 1,500,000 shares of Series 2006 Preferred Stock, described below.

Preferred Stock

The Company has 5,000,000 shares of Preferred Stock ($0.001 par value) authorized. As of March 31, 2010 there were 1,500,000 shares of Preferred Stock outstanding. On October 24, 2006, the Company designated 1,000,000 shares as Series 2006 Preferred Stock, which were then issued to Mr. Wheet, the Company’s CEO. Each Series 2006 Preferred is convertible, at any time at the discretion of Mr. Wheet, into one share of the Company’s common stock for each share of Series 2006 Preferred. Each Series 2006 Preferred has voting rights of 125 votes per share of Series 2006 Preferred voting together as one class with the Company’s common stock. As a result, Mr. Wheet has effective voting control of the Company’s common stock and as such can unilaterally decide on business matters. Upon conversion of the Series 2006 Preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share-not 125 votes per share. The Company designated 500,000 shares of Series 2006 Preferred Stock to Tom O'Brien in October 2009, according to 3 year employment contract.

Common Stock Options and Warrants Outstanding

As of March 31, 2010, there are 13,153,750 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from .08-.55 cents per share, all of which are exercisable. 9,453,750 were granted in 2007 and 2008 at a weighted average price of .08 per share and are considered in the money as of March 31, 2010. 3,700,000 options outstanding are presently out of the money, of which 200,000 are exercisable at .30 per share and 3,500,000 are exercisable at .55 per share.  To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline 11,953,750 of the options, as of March 31, 2010 were granted to officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2009 and 2008 were $16,715 and $13,629 respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2009 and 2008 were $29,307.36 and $20,395.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2009 and 2008 were $-0- and $-0-, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report.

EXHIBIT NO.       DESCRIPTION

No.	Description of Exhibit

2.1
Amended Articles of Incorporation (filed as Exhibit 2.1 to our Amended Form 10-SB filed August 15, 2001 with amendment filed as Exhibit A to our Definitive 14 C Information Statement filed November 29, 2007)

2.2	Bylaws (filed as Exhibit 2.2 to our Amended Form 10-SB filed August 15, 2001)

4.1	Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999)

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

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Revolutions Medical Corporation:

We have audited the accompanying consolidated balance sheets of Revolutions Medical Corporation (formerly Maxxon, Inc.) (a development stage company) for the years ended December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2009 end 2008 and for the period from December 16, 1996 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutions Medical Corporation as of December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period from December 16, 1996 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Hood Sutton Robinson & Freeman CPAs, P. C

Hood Sutton Robinson & Freeman CPAs, P. C.
Certified Public Accountants

March 31, 2010
Tulsa, Oklahoma

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
(A Development Stage Company)

BALANCE SHEET
December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash	$67,228	$4,796
Fixed Assets	36,152
Goodwill	52,671	23,276

TOTAL ASSETS	$156,051	$28,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$133,388	$466,683
Accrued Salaries	461,449	1,158,103
Notes Payable and Accrued Interest	10,000	143,429

Total current liabilities	604,837	1,768,215

Total liabilities	604,837	1,768,215

Minority Interest	--	--

SHAREHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value,
5,000,000 shares authorized; 1,000,000 shares
issued and outstanding	1,500	1,000
Common stock, $0.001 par value,
250,000,000 shares authorized; 35,197,891 and
26,883,195 shares issued and outstanding at
December 31, 2009 and 2008, respectively	35,198	26,883

Paid in capital	22,515,983	18,769,691
Deficit accumulated during the development stage	(23,001,467)	(20,537,717)

Total shareholders’ deficiency	(448,786)	(1,740,143)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$156,051	$28,072

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
From Inception (August 16, 1996) Through December 31, 2009 and
For The Years Ended December 31, 2009 and 2008

	FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2009	YEAR ENDED DECEMBER 31, 2009	YEAR ENDED DECEMBER 31, 2008

Investment Income	$170,753	$--	$--
Other Income	3,857	--	--
	174,610	--	--
EXPENSES
Research and development	2,586,056	303,000	246,040
Purchased R&D- Clear Image
Transaction (See Note 3)	3,309,515	--	--
General and administrative	15,109,438	541,674	831,528

Total operating expenses	21,005,008	844,674	1,077,568

Operating loss	(20,830,399)	(844,674)	(1,077,568)

Interest income	17,276	--	--

Interest expense	122,297	--	--

Gain on disposal of assets	794	--	--

Gain on extinguishment of debt	(152,914)	(163,312)	10,398

Depreciation and amortization	79,070	3,534	--

Compensation cost for options	2,018,280	1,452,231	342,801

Net loss before minority interest	(23,184,890)	(2,463,751)	(1,409,971)

Minority Interest in Subsidiary Loss	(183,422)	--	(74,817)

Net loss from operations	$(23,001,468)	$(2,463,751)	$(1,335,154)

Weighted average shares outstanding	36,809,095	31,848,172	14,541,824

Net loss per share (Note 1)	$(0.62)	$(0.08)	$(0.09)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
From Inception (August 16, 1996) Through December 31, 2009 and
 For The Years Ended December 31, 2009 and 2008

	FROM INCEPTION (AUGUST 16,1996) THROUGH DECEMBER 31, 2008	YEARS ENDED
		DECEMBER 31, 2009	DECEMBER 31, 2008
OPERATING ACTIVITIES
Net loss	$(20,537,717)	$(2,463,751)	$(1,335,154)
Plus non-cash charges to earnings:
Stock compensation expense	566,049	1,452,231	342,801
Depreciation and amortization	75,525	3,534	-
Purchase R&D - Clear Image	3,309,514	--	--
Common stock issued for services	3,617,328	636,041	259,920
Preferred stock issued for services	20,000	250,000	-
Expenses paid by third parties	57,134	-	-
Contribution of services by officer and employees	799,154	-	--
Services by officer and employees paid for
with non-cash consideration	167,500	-	-
Compensation cost for option price reduction	50,000	-	-
Amortization of compensation cost for options
granted to non-employees and common stock
issued for services	1,775,577	-	-
Allowance for doubtful accounts	50,900	-	-
Gain on extinguishment of debt	(10,398)	-	(10,398)
Write-off of Notes Receivable	14,636	-	-
Write-off of Notes Payable	(8,239)	-	(8,239)
Write-off of organizational costs	3,196	-	-
Write-off of zero value investments	785,418	-	-
Write-off of leasehold improvements and computer equipment	2,006	-	-
Compensation costs for stock options and warrants
granted to non-employees	1,205,015	-	-
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(68,900)	(4,395)	-
(Increase) decrease in goodwill	(23,276)	-	-
(Increase) decrease in other receivables	(176,577)	-	-
Increase (decrease) in accrued salaries and consulting	933,051	(696,655)	(56,550)
Increase (decrease) in accrued interest	91,177	-	-
Increase (decrease) in accounts payable and accrued liabilities	1,558,230	(333,294)	182,359

Total operating activities	(5,743,697)	(1,156,289)	(625,225)

INVESTING ACTIVITIES
Purchase of equipment and furnishings	(67,042)	(39,685)	-
Investment in syringe patent development	(10,000)	(25,000)	-
Investment in Ives Health Company	(251,997)	-	-
Investment in The Health Club	(10,000)	-	-
			-
Total investing activities	(339,039)	(64,685)

FINANCING ACTIVITIES
Loans from shareholders	13,907	-	-
Repayment of loans from shareholders	(8,005)	-	-
Repayments of Promissory Notes	57,325	(133,429)	-
Common stock subscribed	546,500	512,500	-
Sale of preferred stock for cash:	(1,000)	-	-
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	-	-
To third-party investors	4,351,501	345,634	304,823
From exercise of stock options	1,881,118	558,701	397,617
Less: Issue Costs	(102,318)	-	-
Convertible debentures issued for cash	355,000	-	-
Payment of exclusive license note payable	(100,000)	-	-

Total financing activities	7,568,505	1,283,406	702,440
Minority interest	(197,567)	-	(74,817)
Change in cash	67,228	62,432	2,398
Cash at beginning of period	-	4,796	2,398
Cash at end of period	$67,228	$67,228	$4,796

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	57,571	-	-

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	-	-
Common stock issued to founders	7,000	-	-
Common stock issued in connection with merger
with Cerro Mining Corporation	300	-	-
20 to 1 reverse stock split	138,188	-	-
Common stock issued in Ives merger	346,262	-	-
Common stock subscriptions	69,800	-	-
Capitalized compensation cost for options granted	1,487,700	-	-
Common stock issued in exchange for promissory note	676,500	-	-
Common stock issued for payment of debt	152,553	133,032	133,032
Common stock issued for convertible debentures	190,660	-	-
Common stock issued for services	706,663	-	-
Common stock issued to pay Ives debt	27,000	-	-
Common stock issued to Clear Image shareholders under short form merger	12,208	12,208	12,208

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception (August 16, 1996) Through December 31, 2009

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

STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception (August 16, 1996) Through December 31, 2009

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

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2009

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

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2009

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

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2009

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
From the exercise of Issuance of Common Stock:
Sale of common stock for cash:	--	--	4,720,978	$4,722	300,101	--	--	304,823
Issuance of Common Stock:
From the exercise of options for cash	--	--	2,300,000	2,300	395,317	--	--	397,617
Common Stock issued for services	--	--	1,419,704	1,419	258,501	--	--	259,920
Common Stock issued for repayment of debt	--	--	271,491	271	132,759	--	--	133,030
Common Stock issued to Clear Image investors to participate in the merger	--	--	43,600	44	12,164	--	--	12,208
Stock compensation	--	--	--	--	342,801	--	--	342,801
Acquired deficit of former Minority interest now Owned 100%	--	--	--	--	(209,776)	--	--	(209,776)
Net Income (Loss) at December 31, 2008	--	--	--	--	--	(1,335,154)	--	(1,335,154)
BALANCE AT DECEMBER 31, 2008	1,000,000	$1,000	26,883,195	$26,883	$18,769,691	$(20,537,771)	--	$(1,740,143)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2009

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
From the exercise of Issuance of Common Stock:
Sale of common stock for cash:	--	--	7,954,424	$7,954	1,495,751	--	--	1,503,705
From the exercise of options for cash	--	--	6,751,250	6,751	2,367,789	--	--	2,374,540
Preferred Stock issued for services	1,500,000	1,500	--	--	268,500	--	--	268,500
Common Stock issued for services	--	--	2,049,704	2,049	587,171	--	--	589,220
Common Stock issued for repayment of debt	--	--	271,491	271	132,759	--	--	133,030
Common Stock issued to Clear Image investors to participate in the merger	--	--	43,600	44	12,164	--	--	12,208
Stock compensation	--	--	--	--	342,801	--	--	342,801
Acquired deficit of former Minority interest now Owned 100%	--	--	--	--	(209,776)	--	--	(209,776)
Net Income (Loss) at December 31, 2009	--	--	--	--	--	(2,463,751)	--	(2,463,751)
BALANCE AT DECEMBER 31, 2009	1,500,000	$1,500	35,197,891	$35,198	$22,515,983	$(23,001,468)	--	$(448,786)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION (FORMERLY MAXXON, INC.)
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2009

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

On March 26, 2007, RevMed completed the acquisition of Clear Image Acquisition Corporation (“Acquisition Corp.”) in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc. (“Clear Image”) in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. The sole asset of Acquisition Corp was a block of 8,260,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image’s outstanding common stock.

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

Stock-based Compensation

On January 2, 2006, the first day of the 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) beginning in fiscal 2006. The Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the Company’s consolidated financial statements for prior fiscal years have not been restated to reflect the impact of SFAS 123R.

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

Earnings (Loss) per Share

The Company computes net income per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2009 and 2008 calculations of loss per share.

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

In 2007, the Company acquired a 62.2% interest in Clear Image, Inc. (“ Clear Image “).  Clear Image was a privately held company and was conducting research and development on Color MRI Technology.  Clear Image was not able to secure the funding needed to keep this research and development going into the future.  Clear Image had expensed the research and development costs in accordance with accounting standards in effect at the time. The Company believed it to be advantageous to acquire a controlling interest in Clear Image and keep the technology in development rather than starting all over again. The Company exchanged approximately 8.2 million of its common shares which were trading between $0.40 and $0.50 at the time of acquisition.  To arrive at a value for the Color MRI Technology the Company and Clear Image determined the amount of funding provided for the research and development of this technology by looking at the amount expended from 1999 until the acquisition date. The value of the Company’s stock exchanged for the controlling interest exceeded those expensed amounts by approximately $23,000 which was recorded as goodwill because there were no other assets to value.

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

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009. SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140. FSP 140-3 was effective for the Company on January 1, 2009. The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position was effective as of January 1, 2009 and had no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 improves the comparability of information that a reporting entity provides regarding transfers of financial assets and the effects on its financial statements. SFAS No. 166 is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN No. 46(R), “Consolidation of Variable Interest Entities” and changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted SFAS No. 168, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the period in which management of a reporting entity should evaluate events and transactions for recognition or disclosure in the financial statements. It also describes the circumstances under which an entity should recognize events or transactions that occur after the balance sheet date. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 to have a material effect on its financial statements and related disclosures.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(23,001,467) for the period from inception (August 16, 1996) to December 31, 2009. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company's is pursuing its lawsuit in the District Court of Tulsa County, Oklahoma, against Globe Med Tech to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement entered into November 3, 2005 with new counsel, Parks and Beards.  The company expects to have a scheduled court date in 2010.

NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald L. Wheet, CEO

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $225,000. As of December 31, 2009, the Company owed Mr. Wheet $57,724.19 pursuant to his prior employment agreement. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Employment Agreement with Thomas O’Brien, President

Effective October 26, 2009, the Company and Mr. O’Brien, our President, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $180,000. He is responsible for the administration, supervision, management and control of the business development of the Company, including the research, development, manufacture, marketing and sales of its current products and such future products as may be added to the Company’s business from time to time. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

Mr. O’Brien may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all or substantially all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. O’Brien to relocate or assigns duties not commensurate with his position as the President, (v) Mr. O’Brien is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. O’Brien under this agreement. For two years following his resignation or termination, Mr. O’Brien will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts.

Mutual Release and Settlement Agreement With Former CEO

On April 8, 2008, the Company entered into a Memorandum of Understanding with its former CEO to settle an outstanding obligation through the issuance of its common stock on a quarterly basis commencing May 8, 2008, for one year. The value of the issuance of the common stock will be determined by the market value of the ten day average price at the time of each quarterly issuance of common stock.   During 2008, the Company issued 271,491 shares at a total value of $133,030 to partially repay this debt.

In May 2009, the Company completed its obligations under the Memorandum of Understanding with its former CEO.

Amounts Due Pursuant to Employment and Consulting Agreements

As of December 31, 2009, the Company had accrued approximately $461,449.19 pursuant to employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company’s Retractable Safety Needle Devices

The Company did receive is latest patent issuance in January 2009 and was published in March 2009 for its RevVac safety syringe by the US Patent office. This patent brings the total number of US patents on its proprietary vacuum technology to four. The Company currently has no more US patent applications pending for its RevVac Safety Syringe, but has filed for foreign patent protection in seven different countries in 2008: Canada, Mexico, China, Japan, Taiwan, Australia and Europe.

AMOUNTS DUE TO CONSULTANTS

None.

NOTE 5 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

SERIES 2006 PREFERRED STOCK

Dividends: Currently, 1,500,000 shares of Series 2006 Preferred Stock are outstanding. Rondald L. Wheet, our Chairman and Chief Executive Officer, has 1,000,000 shares and Tom O'Brien, our president has 500,000 shares.. The holder of the Series 2006 Preferred stock is entitled to receive, ratably, dividends when, as and if declared by the board of directors out of funds legally available therefore. If any dividend or other distributions are declared on our common stock, then a dividend or other distribution must also be declared on the outstanding Series 2006 Preferred stock at the same time and on the same terms and conditions, so that each holder of Series 2006 Preferred stock will receive the same dividend or distribution such holder would have received if the holder had converted his Series 2006 Preferred stock as of the record date for determining stockholders entitled to receive such dividend or distribution.

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

2009 COMMON STOCK TRANSACTIONS

During the year ended December 31, 2009, 2,546,250 shares of common stock were issued as option holders exercised their options to purchase common stock and 1,523,118 shares were issued to third party investors. The Company received proceeds of $349,700 in connection with these share issuances.

Also during the year ended December 31, 2009, the Company issued an additional 630,000 shares of common stock with a total value of $329,300 in lieu of cash as payment for outside services.

During the year ended December 31, 2009, the Company sold 2,982,000 shares at twenty-five cents per share under a stock subscription agreement and had raised $758,000.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at December 31, 2009:

	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2008	12,000,000		12,000,000	$0.08
Granted	3,700,000	-	3,700,000	0.53
Exercised	(2,546,250)	-	(2,546,250)	0.08
Expired/Forfeited	-

BALANCE AT DECEMBER 31, 2009	13,153,750	-	$13,153,750	0.16

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at December 31,2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
OPTIONS
0.08 - 0.25	9,453,750	2.00	$0.08	9,453,750	$0.08
0.26-1.00	3,700,000	4.34	0.53	3,700,00	0.53
1.00-10.00

	13,153,750			13,153,750

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Clear Image Acquisition Corp. by RevMed, Ron Wheet, CEO and Director, received 2,286,000 shares of restricted RevMed common stock, Dr. Beahm, a Director, received 1,599,125 shares of restricted RevMed common stock, and Mr. O’Brien, a Director, received 1,645,625 shares of restricted RevMed common stock. Mr. Wheet and Mr. O’Brien were directors and shareholders and Dr. Beahm was a shareholder of Clear Image Acquisition Corp. prior to its acquisition by the Company.

NOTE 8 - REVERSE STOCK SPLIT

On January 18, 2007, the Company’s name changed from Maxxon, Inc. to Revolutions Medical Corporation and the Company’s common stock was reverse split on a 20 to 1 basis which changed the number of outstanding shares of common stock from 145,560,798 to 7,272,972. The number of authorized shares of common stock was not affected by the reverse stock split and remains at 250,000,000 shares.

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

On March 26, 2007, RevMed completed the acquisition of Clear Image Acquisition Corporation (“Acquisition Corp.”) in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc. (“Clear Image”) in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. The sole asset of Acquisition Corp was a block of 8,260,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image’s outstanding common stock. By acquiring Acquisition Corp, RevMed has acquired control of Clear Image, Inc. as a partially-owned subsidiary.

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

The shareholders of Acquisition Corp. did not receive a larger portion of the voting rights in RevMed, the surviving company, because of RevMed’s outstanding preferred stock (See Note 5. “Preferred Stock and Common Stock Transactions”), so the transaction did not require the use of recapitalization or reverse merger accounting. RevMed plans to pay the minimal costs of Acquisition Corp’s liquidation and dissolution.

Prior to RevMed’s acquisition of Acquisition Corp., RevMed’s officer and directors were directors and shareholders of Clear Image, Inc. and, along with other shareholders, contributed their Clear Image shares to Acquisition Corp. In connection with RevMed’s acquisition of Acquisition Corp., Ron Wheet, RevMed’s CEO and a Director, received 2,286,000 shares of RevMed restricted common stock;Dr. Beahm, a Director, received 1,599,125 shares of RevMed restricted common stock; and Mr. O’Brien, a Director, received 1,645,625 shares of RevMed restricted common stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

March 31, 2010	By:	/s/ RONDALD L. WHEET
Rondald L. Wheet,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONDALD L. WHEET	Chief Executive Officer and Director	March 31, 2010
Rondald L. Wheet

/s/ DR. THOMAS BEAHM	Director	March 31, 2010
Dr. Thomas Beahm

/s/ THOMAS O’BRIEN	Director	March 31, 2010
Thomas O’Brien