Form 10-Q
period 2010-03-31
Revolutions Medical CORP
filed 2010-05-14
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	INTERIM REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of April 30, 2010, there were 35,673,891 shares outstanding of the registrant’s common stock

i

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
BALANCE SHEET
 (Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$16,905	$67,228

NON-CURRENT ASSETS
Fixed Assets	36,170	36,152
Goodwill	52,671	52,671

TOTAL ASSETS	$105,747	$156,051

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$133,388	$133,388
Accrued Salaries	476,449	461,449
Notes Payable and Accrued Interest	85,000	10,000

Total current liabilities	694,837	604,837

Total liabilities	694,837	604,837

SHAREHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,500	1,500
Common stock, $0.001 par value, 250,000,000 shares authorized; 35,553,891 and 35,197,891 shares issued and outstanding at 03/31/10 and 12/31/09, respectively	35,554	35,198

Paid in capital	22,604,627	22,515,983
Deficit accumulated during the development stage	(23,230,771)	(23,001,467)

Total shareholders’ deficiency	(589,090)	(448,786)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$105,747	$156,051

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	From Inception (August 16, 1996) Through March 31, 2010	Three Months Ended March 31,
		2010	2009
Investment Income	$170,753	$—	$	---
Other Income	3,857	—		592,697
	174,610	—		592,697
EXPENSES
Research and development	2,586,056	---		96,000
Purchased R&D	3,309,515	—		—
General and administrative	15,338,740	227,813		345,493
Total operating expenses	21,234,311	227,813		441,493

Operating income (loss)	(21,059,702)	(227,813)		151,204

Interest income	17,276	—		—

Interest expense	122,297	—		—

Gain on disposal of assets	794	—		—

Gain on extinguishment of debt	(152,914)	---		---

Depreciation and amortization	80,560	1,490		—

Compensation cost for options	2,018,280	----		453,882

Net loss before minority interest	(23,414,193)	(229,303)		(302,678)

Minority Interest in Subsidiary Loss	(183,422)	—		---

Net loss from operations	$(23,230,771)	$(229,303)		$(302,678)

Weighted average shares outstanding	36,778,915	35,247,557		28,035,224

Net loss per share (Note 1)	$(0.63)	$(.01)		$(0.01)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	From Inception (August 16, 1996) Through March 31, 2010	Three Months Ended March 31,
		2010	2009
OPERATING ACTIVITIES
Loss from operations before minority interest	$(23,230,772)	$(229,303)	$(302,678)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	----	453,882
Depreciation and amortization	80,549	1,490	—
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	4,253,369	---	229,300
Preferred stock issued for services	270,000	---	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	499,154	—	—
Services by officer and employees paid for
with non-cash consideration	167,500	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	---
Write-off of Notes Receivable	14,636	—	—
Write-off of Notes Payable	(8,239)	—	---
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,205,015	—	—
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(68,900)	—	—
Increase in other assets	(4,395)	---	(4,395)
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(176,577)	—	—
Increase (decrease) in accrued salaries and consulting	251,396	15,000	(448,654)
Increase (decrease) in accrued interest	91,177	—	—
Increase (decrease) in accounts payable and accrued liabilities	1,224,936	---	(237,898)
Total operating activities	(7,112,800)	(212,813)	(310,443)
INVESTING ACTIVITIES
Purchase of equipment	(68,389)	---	—
Purchase of furniture	(38,338)	(1,509)	—
Investment in patent development	(25,000)	---	—
Investment in syringe patent development	(10,000)	—	—
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(405,233)	(1,509)	—
FINANCING ACTIVITIES
Loans from shareholders	13,907	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	---	—
Common stock subscribed	34,000	—	—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors	1,175,977	89,000	10,134
To third-party investors 4,351,501 345,634 288,064
From exercise of stock options	1,881,118	---	340,501
Less: Issue Costs	(102,318)	—	—
Convertible debentures issued for cash	426,500	75,000	—
Payment of exclusive license note payable	(100,000)	—	—
Total financing activities	7,729,005	164,000	350,635
Minority interest	(197,567)	—
Change in cash	16,905	(50,323)	40,192
Cash at beginning of period	—	67,228	4,796
Cash at end of period	$16,905	$16,905	$44,988
(Continued)
The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	From Inception (August 16, 1996) Through March 31, 2010	Three Months Ended March 31,
		2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	$57,571	$—	$—

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	—	—
Common stock issued to founders	7,000	—	—
Common stock issued in connection with merger with Cerro Mining Corporation	300	—	—
20 to 1 reverse stock split	138,188	—	—
Common stock issued in Ives merger	346,262	—	—
Common stock subscriptions	69,800	—	—
Common stock issued to extinguish debt	—	—
Capitalized compensation cost for options granted	1,487,700	—	—
Common stock issued in exchange for promissory note	676,500	—	—
Common stock issued for payment of debt	152,553	—	---
Common stock issued for convertible debentures	190,660	—	—
Common stock issued for services	706,663	—	—
Common stock issued to pay Ives debt	27,000	—	—
Common stock issued to Clear Image shareholders under short form merger	12,208	—	—

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March  31, 2010
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements of Revolutions Medical Corporation are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. Subsequent events have been considered through the filing date of this report.

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation, (“RevMed,” “Revolutions Medical” or “the Company”) is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. During 2008, RevMed acquired 100% of the common stock of Clear Image, Inc., which was developing 3D color MRI technology. The Company now owns this technology as well. The Company has no products for sale at this time.

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

Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provision of SFAS No. 128 and SAB 98 basic net loss per share is calculated by dividing net loss available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted loss per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2010 and 2009 calculations of loss per share.

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

NOTE 2 – UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(23,230,772) for the period from inception (August 16, 1996) to March 31, 2010. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the manufacturing of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald Wheet, CEO

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000. As of March 31, 2010, the Company owed Mr. Wheet $57,724.19 pursuant to his prior employment agreement. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse all of his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Employment Agreement with Thomas O’Brien, President

Effective October 26, 2009, the Company and Mr. O’Brien, our President, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $180,000. As of March 31, 2010, the Company owed Mr. O’Brien $103,725 pursuant to his prior employment agreement. He is responsible for the administration, supervision, management and control of the business development of the Company, including the research, development, manufacture, marketing and sales of its current products and such future products as may be added to the Company’s business from time to time. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Amounts Due Pursuant to Employment and Consulting Agreements

The Company has accrued $476,449 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

Amounts Due to Consultants

In April 2009, the Company entered into a commitment with a third party who would obtain the breast biopsy and needle localization technology. The Company has paid $135,000 as of December 31, 2009 on expenses related to this technology.

NOTE 5 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

Series 2006 Preferred Stock

Currently, 1,500,000 shares of Series 2006 Preferred Stock are outstanding. Rondald L. Wheet, our Chairman and Chief Executive Officer, has 1,000,000 shares and Tom O’Brien, our president has 500,000 shares. Because each share of Series 2006 preferred stock is entitled to 125 votes per share, Mr. Wheet has voting control of the Company with votes representing 125,000,000 common shares.

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

Common Stock Transactions for the Three Months Ended March 31, 2010

During three months ended March 31, 2010, the Company offered 356,000 shares at twenty-five cents per share under a stock subscription agreement and raised $89,000 during first quarter. The offering was concluded during the first quarter with a total of $304,500 raised during that time period representing a total of 1,218,000 shares.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options outstanding at March 31, 2010:

	Options	Weighted Average Exercise Price
Balance at December 31, 2009	13,153,750	$0.16
Granted	—	—
Exercised	---	---
Expired/Forfeited	—	—
Balance at March 31, 2010	13,153,750	$0.16

ITEM 2.     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Untied States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.
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

When an MRI is taken, the black and white images are sent to a picture archiving and communication system (“PACS”), which displays the images for a radiologist to view. By using high speed internet, these images can be securely sent to the Company's secure website, after a secure account is opened. This is called teleradiology. For a small nominal fee the company will use its proprietary software, based upon specific parameters and information provided, and send back the images in enhanced color and sorted in correct sequence along with the original black and white images in a matter of minutes.  A video of the MRI software can be found on the Company’s website.

Liquidity and Capital Resources and Cash Requirements

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

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 35,553,891 shares were issued and outstanding as of March 31, 2010. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO/CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of March 31, 2010. Based on that evaluation, the Company’s CEO/CFO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. However, management’s assessment identified the following material weaknesses:

●
As of March 31, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

●
As of March 31, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	As of March 31, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

The Company also disclosed these weaknesses in our Form 10-K filed on March 31, 2010. We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Other than as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.    RISK FACTORS

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity transactions for the three months ended March 31, 2010, are incorporated herein by reference to Part I - Financial Information - Notes to Financial Statements - Note 5. “Preferred Stock and Common Stock Transactions.”

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

Date: May 14, 2010	/s/ Rondald L. Wheet
Rondald L. Wheet
Chief Executive Officer