Form 10-Q
period 2010-06-30
Revolutions Medical CORP
filed 2010-08-13
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes    No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 12, 2010, there were 36,063,891 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
BALANCE SHEET
 (Unaudited)
	June 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$297	$67,228

NON-CURRENT ASSETS
Fixed Assets	142,680	36,152
Goodwill	52,671	52,671

TOTAL ASSETS	$195,648	$156,051

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$133,388	$133,388
Accrued Salaries	328,324	461,449
Notes Payable and Accrued Interest	179,500	10,000

Total current liabilities	641,212	604,837

Total liabilities	641,212	604,837

SHAREHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,500,000 shares issued and outstanding	1,500	1,500
Common stock, $0.001 par value, 250,000,000 shares authorized; 36,063,891 and 35,197,891 shares issued and outstanding at 6/30/10 and 12/31/09, respectively	36,064	35,198

Paid in capital	22,731,617	22,515,983
Deficit accumulated during the development stage	(23,214,745)	(23,001,467)

Total shareholders’ deficiency	(445,564)	(448,786)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$195,648	$156,051

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)
	From Inception (August 16, 1996) Through	Six Months Ended
	June 30,	June 30,
	2010	2010	2009
Investment Income	$170,753	$—	$	---
Other Income	3,857	---		---
	174,610	---		---
EXPENSES
Research and development	2,586,056	---		155,000
Purchased R&D	3,309,515	—		—
General and administrative	15,516,224	210,297		(70,317)
Total operating expenses	21,216,795	210,297		84,683

Operating income (loss)	(21,042,186)	(210,297)		(84,683)

Interest income	17,276	—		—

Interest expense	122,297	—		—

Gain on disposal of assets	794	—		—

Gain on extinguishment of debt	(152,914)	---		(163,312)

Depreciation and amortization	82,050	2,980		—

Compensation cost for options	2,018,280	----		1,452,231

Net loss before minority interest	(23,398,164)	213,277		(1,700,226)

Minority Interest in Subsidiary Loss	(183,422)	—		---

Net loss from operations	$(23,214,745)	$(408,277)		$(1,700,226)

Weighted average shares outstanding	36,800,685	36,063,891		29,571,163

Net loss per share (Note 1)	$(0.63)	$(.01)		$(0.06)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)
	From Inception (August 16, 1996) Through	Six Months Ended
	June 30,	June 30,
	2010	2010	2009

OPERATING ACTIVITIES
Loss from operations before minority interest	$(23,314,745)	$(213,277)	$(302,678)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	----	453,882
Depreciation and amortization	82,039	2,980	—
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	4,253,369	---	229,300
Preferred stock issued for services	270,000	---	—
Expenses paid by third parties	57,134	---	—
Contribution of services by officer and employees	499,154	—	—
Services by officer and employees paid for
with non-cash consideration	167,500	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	---
Write-off of Notes Receivable	14,636	—	—
Write-off of Notes Payable	(8,239)	—	---
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,205,015	—	—
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(68,900)	—	—
Increase in other assets	(4,395)	---	(4,395)
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(176,577)	—	—
Increase (decrease) in accrued salaries and consulting	165,146	(133,125)	(448,654)
Increase (decrease) in accrued interest	91,177	—	—
Increase (decrease) in accounts payable and accrued liabilities	1,224,936	---	(237,898)
Total operating activities	(7,239,909)	(343,422)	(310,443)
INVESTING ACTIVITIES
Purchase of equipment	(176,389)	(108,000)	—
Purchase of furniture	(38,338)	(1,509)	—
Investment in patent development	(25,000)	---	—
Investment in syringe patent development	(10,000)	—	—
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(513,233)	(109,509)	—
FINANCING ACTIVITIES
Loans from shareholders	13,907	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	---	—
Common stock subscribed	34,000	—	—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors	1,205,977	119,000	10,134
To third-party investors 4,351,501 345,634 288,064
From exercise of stock options	1,978,618	97,500	340,501
Less: Issue Costs	(102,318)	—	—
Convertible debentures issued for cash	521,000	169,500	—
Payment of exclusive license note payable	(100,000)	—	—
Total financing activities	7,951,005	386,000	350,635
Minority interest	(197,567)	—
Change in cash	297	(67,525)	40,192
Cash at beginning of period	—	67,228	4,796
Cash at end of period	$297	$297	$44,988
(Continued)

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS, Continued
(Unaudited)
	From Inception (August 16, 1996) Through	Six Months Ended
	June 30,	June 30,
	2010	2010	2009

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	$57,571	$—	$—

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	—	—
Common stock issued to founders	7,000	—	—
Common stock issued in connection with merger with Cerro Mining Corporation	300	—	—
20 to 1 reverse stock split	138,188	—	—
Common stock issued in Ives merger	346,262	—	—
Common stock subscriptions	69,800	—	—
Common stock issued to extinguish debt	—	—
Capitalized compensation cost for options granted	1,487,700	—	—
Common stock issued in exchange for promissory note	676,500	—	—
Common stock issued for payment of debt	152,553	—	---
Common stock issued for convertible debentures	190,660	—	—
Common stock issued for services	706,663	—	—
Common stock issued to pay Ives debt	27,000	—	—
Common stock issued to Clear Image shareholders under short form merger	12,208	—	—

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements of Revolutions Medical Corporation (“RevMed”) referred to as the “Company” are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. Subsequent events have been considered through the filing date of this report.

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

Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provision of SFAS No. 128 and SAB 98 basic net loss per share is calculated by dividing net loss available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted loss per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the June 30, 2010 and 2009 calculations of loss per share.

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

In April 2010, the FASB issued Accounting Standards Update (“ASU)”), No. 2010-12, “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  The purpose of this update is to indicate that the signing dates of the Health Care and Education Reconciliation Act of 2010, signed March 30, 2010, and the Patient Protection and Affordable Care Act, signed March 23, 2010, should be considered as a single date for determining the effect, if any, on an issuer’s accounting for income taxes.  This ASU amends the FASB Accounting Standards Codification (“ASC”) Income Taxes (Topic 740).

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

In June 2009, the FASB issued SFAS No. 167, (ASU 2009-17) “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends FIN No. 46(R), “Consolidation of Variable Interest Entities” and changes the consolidation guidance applicable to a variable interest entity. Among other things, it requires a qualitative analysis to be performed in determining whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods ending after November 15, 2009. The Company is currently evaluating the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168, (ASU 2009-01) “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted SFAS No. 168, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

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

NOTE 2 – UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(23,214,745) for the period from inception (August 16, 1996) to June 30, 2010. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the manufacturing of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – REV MED / GLOBE JOINT VENTURE AGREEMENT

On November 3, 2005, Rev Med (formerly known as Maxxon) and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Rev Med and Globe each own 50% of the joint venture. Rev Med contributed its retractable safety syringe technology and Globe was supposed to contribute its safety scalpel and safety IV catheter technology. In connection with the agreement, Rev Med issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement. On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe Med Tech, Inc. to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company’s causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company’s Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe. Globe appealed the judgment. On November 23, 2007, the Court signed an order granting Globe’s Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.

On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe Med Tech and Andy Hu individually. In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between RMC and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma state court/Tulsa County. Due to the Texas state district’s court’s backlog of cases and the withdrawal of Globe and Andy Hu’s counsel, the motion to stay was not heard until May 1, 2009. The motion was granted as to Globe and the case was moved to District Court of Tulsa County, OK; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe’s motion. Hu’s motion to stay was denied at a May 8th hearing. Accordingly, the Company intends to proceed in the District Court of Harris County, TX with discovery with respect to its fraud claims against Hu, including without limitation, obtaining the deposition of key witnesses.

On July 15, 2010, the deposition of Andy Hu finally took place in Tulsa, OK. After reviewing the full transcript of this deposition, the Company believes there is enough strong evidence to move directly with a Summary Judgment filing with the District Court of Tulsa County, OK.  The Company's attorneys, Parks and Beards, will file this Summary Judgment with the Court just as soon as possible, keeping in compliance with certain procedure time frames.

NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald Wheet, CEO

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000. As of June 30, 2010, the Company owed Mr. Wheet $74,599.19 pursuant to his prior employment agreement. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse all of his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Employment Agreement with Thomas O’Brien, President

Effective October 26, 2009, the Company and Mr. O’Brien, our President, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $180,000. As of June 30, 2010, the Company owed Mr. O’Brien $133,725 pursuant to his prior employment agreement. He is responsible for the administration, supervision, management and control of the business development of the Company, including the research, development, manufacture, marketing and sales of its current products and such future products as may be added to the Company’s business from time to time. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Amounts Due Pursuant to Employment and Consulting Agreements

The Company has accrued $328,324 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Revolutions Medical Patented Technology for the RevVac Safety Syringe and Safety Blood Drawing Device

The Company owns one (1) published patent n its RevVac safety syringe and one (1) published patent on its safety blood drawing device. In January 2009, a second patent for the RevVac safety syringe was issued by the U.S. patent office and published in April 2009 related to the Globe/Rev Med Joint Venture.  The Company also filed international patent protection rights regarding the RevVac Safety Syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and several countries in Europe.

Revolutions Medical Patent Applications and License to Color/3D MRI Software Technology

The Company owns four (4) separate patent applications, filed June 2007. There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company’s business.

In 1999, a former subsidiary of the Company, Clear Image, Inc., acquired an exclusive license to a color MRI technology from the University of South Florida Research Foundation (“USFRF”) based on patents issued in the early 1990’s.  In 2002, USFRF notified Clear Image that the license was terminated because Clear Image had not used its “best efforts”, an assertion which Clear Image disputed. Although the current stage of the Company’s technology uses color MRI technology, the Company believes that it is sufficiently separate from the technology licensed to it by USFRF to permit it to proceed regardless of the status of the license from USFRF. The Company believes that its color MRI technology does not rely on the license and these patents will soon expire; however, the legal implications are uncertain.

Revolutions Medical License for Breast Biopsy and Needle localization Technology

In April 2009, the Company entered into a commitment with a third party who would obtain the breast biopsy and needle localization technology license.  The Company was informed by the US Patent and Trademark Office in May 2009 that the patent application covering this technology needed to be expanded into 4 separate patent applications.  This was done in June 2009 and the Company is in negotiations with third party to acquire just one of the pending patent applications instead of licensing the whole technology. The Company has paid $135,000 as of December 31, 2009 on expenses related to this technology.

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

Common Stock Transactions for the Six Months Ended June 30, 2010

During six months ended June 30, 2010, the Company offered 436,000 shares at twenty-five cents per share under a stock subscription agreement and raised $109,000 during first two quarters. The offering was concluded at the end of the first quarter with a total of $304,500 raised during that time period representing a total of 1,218,000 shares.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options outstanding at June 30, 2010:

	Options	Weighted Average
		Exercise Price

Balance at December 31, 2009	13,153,750	$0.16
Granted	585,000	0.33
Exercised	390,000	0.25
Expired/Forfeited	1,000,000	0.08
Balance at June 30, 2010	12,348,750	$0.17

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and plan of operations together with our financial statements and related notes appearing elsewhere in this Quarterly Report.  Various statements have been made in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in Revolution Medical’s other reports filed with or furnished to the SEC and in other documents. In addition, from time to time, Revolutions Medical through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Revolutions Medical undertakes no obligation to update or revise any forward-looking statements.

Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. The Company has gone through numerous vacuum designs and changes. Our present product is the RevVac safety syringe, which is designed specifically to reduce accidental needle stick injuries and reduce the spread of blood borne diseases. In February 2009, Revolutions Medical received FDA clearance to market the RevVac Safety syringe in the United States.

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

Because our planned products are in various stages of development and/or manufacturing, we have no revenue. Our efforts to date have been funded almost entirely through sales of our common stock. We will require substantial additional capital to complete the mass manufacturing of the RevVac safety syringe and the clinical validations of the RevDisplay, RevColor and Rev3D MRI software tools.

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

On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the RevVac Safety Syringe has been cleared.

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

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 36,063,891 shares were issued and outstanding as of June 30, 2010. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO/CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of June 30, 2010. Based on that evaluation, the Company’s CEO/CFO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. However, management’s assessment identified the following material weaknesses:

•
As of June 30, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of June 30, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of June 30, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2010 that were not otherwise disclosed on a Form 8-K.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of our security holders during the period ended June 30, 2010.

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

REVOLUTIONS MEDICAL CORPORATION

Date: August 13, 2010	By:	/s/ Rondald L. Wheet
Rondald L. Wheet
Chief Executive Officer