Form 10-Q
period 2010-09-30
Revolutions Medical CORP
filed 2010-11-15
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

As of November 12, 2010, there were 42,641,771 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
BALANCE SHEET
 (Unaudited)

	September 30, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$56,430	$67,228

NON-CURRENT ASSETS
Fixed Assets	262,012	36,152
Goodwill	52,671	52,671

TOTAL ASSETS	$371,113	$156,051

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$145,189	$133,388
Accrued Salaries	253,725	461,449
Notes Payable and Accrued Interest	176,666	10,000

Total current liabilities	575,580	604,837

Total liabilities	575,580	604,837

SHAREHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,500,000 shares issued and outstanding	1,500	1,500
Common stock, $0.001 par value, 250,000,000 shares authorized; 37,284,756 and 35,197,891 shares issued and outstanding at 9/30/10 and 12/31/09, respectively	37,285	35,198

Paid in capital	23,364,455	22,515,983
Deficit accumulated during the development stage	(23,607,706)	(23,001,467)

Total shareholders’ deficiency	(204,466)	(448,786)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$371,113	$156,051

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	From Inception (August 16, 1996) Through September 30,	Nine Months Ended September 30,
	2010	2010	2009

Investment Income	$170,753	$—	$	---
Other Income	3,857	---		---
	174,610	---		---
EXPENSES
Research and development	2,586,056	---		303,000
Purchased R&D	3,309,515	—		—
General and administrative	15,703,995	594,557		152,689
Total operating expenses	21,599,565	594,557		455,689

Operating income (loss)	(21,424,956)	(594,557)		(455,689)

Interest income	17,276	—		—

Interest expense	129,463	7,166		—

Gain on disposal of assets	794	—		—

Gain on extinguishment of debt	(152,914)	---		(163,312)

Depreciation and amortization	83,584	4,515		—

Compensation cost for options	2,018,280	----		(1,452,231)

Net loss before minority interest	(23,791,128)	606,238		(2,071,232)

Minority Interest in Subsidiary Loss	(183,422)	—		---

Net loss from operations	$(23,607,706)	$(606,238)		$(2,071,232)

Weighted average shares outstanding	36,748,746	36,024,559		31,432,872

Net loss per share (Note 1)	$(0.64)	$(.02)		$(0.07)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	From Inception (August 16, 1996) Through September 30,	Nine Months Ended September 30,
	2010	2010	2009
OPERATING ACTIVITIES
Loss from operations before minority interest	$(23,607,706)	$(606,238)	$(2,071,232)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	----	1,452,231
Depreciation and amortization	83,574	4,515	—
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	4,259,919	6,550	636,041
Preferred stock issued for services	270,000	---	—
Expenses paid by third parties	57,134	---	—
Contribution of services by officer and employees	799,154	—	—
Services by officer and employees paid for
with non-cash consideration	167,500	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	---
Write-off of Notes Receivable	14,636	—	—
Write-off of Notes Payable	(8,239)	—	---
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,205,015	—	—
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(68,900)	—	—
Increase in other assets	(4,395)	---	(4,395)
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(176,577)	—	—
Increase (decrease) in accrued salaries and consulting	28,672	(207,724)	(426,505)
Increase (decrease) in accrued interest	98,244	7,167	—
Increase (decrease) in accounts payable and accrued liabilities	1,224,936	---	(298,294)
Total operating activities	(7,695,716)	(795,730)	(712,153)
INVESTING ACTIVITIES
Purchase of equipment	(297,255)	(228,866)	—
Purchase of furniture	(39,847)	(1,509)	(15,000)
Investment in patent development	(25,000)	---	(25,000)
Investment in syringe patent development	(10,000)	—	—
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(634,099)	(230,375)	(40,000)
FINANCING ACTIVITIES
Loans from shareholders	15,707	1,800	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	---	(133,429)
Common stock subscribed	546,500	—	—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors	5,391,636	465,658
To third-party investors	4,351,501	345,634	288,064
From exercise of stock options	2,259,468	378,350	558,701
Less: Issue Costs	(102,318)	—	—
Convertible debentures issued for cash	524,500	169,500	—
Payment of exclusive license note payable	(100,000)	—	—
Total financing activities	8,583,813	1,015,308	770,906
Minority interest	(197,567)	—
Change in cash	(10,798)	(10,798)	18,753
Cash at beginning of period	—	67,228	4,796
Cash at end of period	$56,430	$56,430	$23,459

The accompanying notes are an integral part of the interim financial statements

(Continued)

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	From Inception (August 16, 1996) Through September 30,	Nine Months Ended September 30,
	2010	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	$57,571	$—	$—

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	—	—
Common stock issued to founders	7,000	—	—
Common stock issued in connection with merger with Cerro Mining Corporation	300	—	—
20 to 1 reverse stock split	138,188	—	—
Common stock issued in Ives merger	346,262	—	—
Common stock subscriptions	69,800	—	—
Common stock issued to extinguish debt	—	—
Capitalized compensation cost for options granted	1,487,700	—	—
Common stock issued in exchange for promissory note	676,500	—	—
Common stock issued for payment of debt	152,553	—	---
Common stock issued for convertible debentures	190,660	—	—
Common stock issued for services	706,663	—	—
Common stock issued to pay Ives debt	27,000	—	—
Common stock issued to Clear Image shareholders under short form merger	12,208	—	—

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim consolidated financial statements of Revolutions Medical Corporation are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission. Subsequent events have been considered through the filing date of this report.

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation (“Revolutions Medical” or “the Company”), is principally engaged in the design and development of retractable safety needle devices intended to reduce the risk of accidental needle stick injuries among health care workers. During 2008, the Company acquired 100% of the common stock of Clear Image Acquisition Inc., which was developing 3D color MRI technology. The Company now owns this technology as well. The Company has no products for sale at this time.

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

Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provision of SFAS No. 128 and SAB 98 basic net loss per share is calculated by dividing net loss available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted loss per share of common stock assumes the dilutive effect of stock options outstanding. During a loss period, the assumed exercise of outstanding stock options has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2010 and 2009 calculations of loss per share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” The Staff Position amends SFAS No. 141(R), “Business Combinations,” to require an acquirer to recognize at fair value at acquisition date an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. The Staff Position is effective for business combinations with an acquisition date on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions that are not Orderly.” The Staff Position provides guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” The Staff Position relates to determining fair values when there is no active market or where the inputs being used represent distressed sales. The Staff Position is effective for interim and annual periods ending after September 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or its cash flows.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The purpose of this Staff Position is to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The Staff Position relates to assets and liabilities that are not currently disclosed on the statement of financial position at fair value. These financial instruments are currently disclosed at fair value in the notes to the financial statements on an annual basis only. This Staff Position provides for these fair value footnote disclosures to be made at interim periods, also. The Staff Position is effective for interim and annual periods ending after September 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or its cash flows.

In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment.” The purpose of this Staff Position is to bring greater consistency to the timing of impairment recognition and greater clarity regarding disclosures to investors regarding the cash flows, credit losses and aging of securities with unrealized losses. The Staff Position is effective for interim and annual periods ending after September 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or its cash flows.

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

NOTE 2 – UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(23,607,706) for the period from inception (August 16, 1996) to September 30, 2010. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the manufacturing of its retractable safety syringe and its color MRI technology. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – REVOLUTIONS MEDICAL / GLOBE JOINT VENTURE AGREEMENT

On November 3, 2005, the Company (formerly known as Maxxon, Inc.) and Globe Med Tech, Inc. (“Globe”) entered into a definitive joint venture agreement to patent, develop, manufacture, market, and distribute safety needle products throughout the world. Revolutions Medical and Globe each own 50% of the joint venture. Revolutions Medical contributed its auto retractable vacuum safety syringe technology and Globe was supposed to contribute its safety scalpel and safety IV catheter technology, but did not. In connection with the agreement, Revolutions Medical issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement. On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005 and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.

On January 2007, the Company filed an Original Petition and Application for Temporary and Permanent Injunctions against Globe in the District Court of Harris County, Texas.  On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas. The partial default judgment as to liability only was granted with respect to the Company’s causes of action against Globe for breach of contract, conversion, and common law fraud with respect to the Company’s Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007. On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe.  Globe appealed the judgment. On November 23, 2007, the Court signed an order granting Globe’s Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.  On October 29, 2008, the Company filed a lawsuit in the district court of Harris county Texas, a lawsuit for fraud and contempt of court against Globe and Andy Hu, individually. In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between Revolutions Medical and Globe, which provided that the exclusive forum for all disputes relating to the agreement shall be Oklahoma state court/Tulsa County. Due to the Texas state district’s court’s backlog of cases and the withdrawal of Globe and Andy Hu’s counsel, the motion to stay was not heard until May 1, 2009. The motion was granted as to Globe and the case was moved to District Court of Tulsa County, OK; however, Hu did not join in the motion and, after the May 1st hearing, filed a separate motion to stay, based upon the same grounds as Globe’s motion. Hu’s motion to stay was denied at a May 8th hearing. Accordingly, the Company intends to proceed in the District Court of Harris County, TX with discovery with respect to its fraud claims against Hu, including without limitation, obtaining the deposition of key witnesses.

On July 15, 2010, the deposition of Andy Hu finally took place in Tulsa, OK. After reviewing the full transcript of this deposition, the Company believed there was enough strong evidence to move directly with a summary judgment filing with the District Court of Tulsa County, OK.  The Company’s attorneys, Parks and Beards, filed this summary judgment with the District Court of Tulsa County, OK on August 31, 2010.  The Company is currently awaiting the court’s decision.

NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald Wheet, CEO

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three year employment agreement. The agreement provides for an annual salary of $225,000. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical, dental, disability, and life insurance, car allowance, vacation, and sick leave. The Company will reimburse all of his reasonable and necessary travel, entertainment, or other related expenses incurred by him in carrying out his duties and responsibilities under the employment agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company’s business.

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

Employment Agreement with Thomas O’Brien, President

Effective October 26, 2009, the Company and Mr. O’Brien, our President, entered into a three year employment agreement. The agreement provides for an annual salary of $180,000. As of September 30, 2010, the Company owed Mr. O’Brien $133,725 pursuant to his prior employment agreement. He is responsible for the administration, supervision, management, and control of the business development of the Company, including the research, development, manufacture, marketing, and sales of its current products and such future products as may be added to the Company’s business from time to time. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical, dental, disability, and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment, or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Amounts Due Pursuant to Employment and Consulting Agreements

The Company has accrued $253,725 pursuant to employment and consulting agreements which are in default. Although the Company plans to settle these amounts before December 31, 2010, there is no assurance that its efforts to settle will be successful. No litigation related to these agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Revolutions Medical Patented Technology for the RevVac Safety Syringe and Safety Blood Drawing Device

The Company owns one (1) published patent on its Auto Retractable Vacuum RevVac safety syringe issued in January 2005 and one (1) published patent on its safety blood drawing device issued in June 2003. In January 2009, a second patent for the RevVac auto retractable vacuum safety syringe was issued by the U.S. patent office and published in April 2009 related to the Globe/Revolutions Medical Joint Venture. The Company has 50% ownership of this patent and is awaiting the Tulsa County, Oklahoma District Court’s decision on its ownership of the entire patent. The Company also filed international patent protection rights regarding the RevVac Auto Retractable Vacuum Safety Syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and several countries in Europe.

Revolutions Medical Patent Applications and License to Color/3D MRI Software Technology

The Company owns four (4) US patent applications filed June 2007. The Company recently received office actions on all four of these patents from the USPTO and its patent attorneys, Foley and Lardner, are complying with all the necessary procedures and filing deadlines on its behalf. The Company also filed international patent protection in the European Union (EU) for two of its Color/3D software patents in December 2007. The Company completed office action from the EU on these two patents in August 2010.  There is no assurance that any patent protections will be secured. The lack of patent protection, whether foreign or domestic, could allow competitors to copy and sell products based on our designs without paying us a royalty, which could have a material adverse effect on the Company’s business.

Revolutions Medical License for Breast Biopsy and Needle localization Technology

In April 2009, the Company entered into a commitment with a third party who would obtain the breast biopsy and needle localization technology license.  The Company was informed by the US Patent and Trademark Office in May 2009 that the patent application covering this technology needed to be expanded into 4 separate patent applications.  This was done in June 2009 and one of these, the breast stabilization patent, has been recently issued by the USTPO.  The Company continues to negotiate with third party to acquire just this recently issued patent or continue to precede with licensing the whole technology. The Company has paid $135,000 as of December 31, 2009, on expenses related to this technology.

NOTE 5 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

Series 2006 and Series 2009 Preferred Stock

There are 1,000,000 shares of Series 2006 Preferred Stock outstanding that have been issued to Rondald L. Wheet, our Chairman and Chief Executive Officer. There are 500,000 shares of Series 2009 Preferred Stock outstanding issued to Tom O’Brien, our President. Because each share of Series 2006 and Series 2009 Preferred Stock is entitled to 125 votes per share, Mr. Wheet has voting control of the Company with votes representing 125,000,000 common shares.

Voting Rights: A Series 2006 and Series 2009 Preferred Stock holder is entitled to 125 votes for each share of common stock into which his Series 2006 and Series 2009 Preferred Stock is then convertible (presently on a one for one basis), voting together with our common stock as a single class. Cumulative voting is not permitted. Upon conversion of each Series 2006 and Series 2009 preferred share, each share of common stock issued will be entitled to only one (1) vote per common share.

A Series 2006 and Series 2009 preferred stock holder is entitled to receive, ratably, dividends when, as and if declared by the board of directors out of legally available funds to pay dividends. If any dividend or other distributions are declared on our common stock, then a dividend or other distribution must also be declared on the outstanding Series 2006 and Series 2009 Preferred Stock at the same time and on the same terms and conditions, so that each holder of Series 2006 and Series 2009 Preferred Stock will receive the same dividend or distribution such holder would have received if the holder had converted his Series 2006 or Series 2009 Preferred Stock as of the record date for determining stockholders entitled to receive such dividend or distribution.

Liquidation Preference: In the event of the liquidation, dissolution or winding up, a Series 2006 and Series 2009 Preferred Stock is entitled to receive a liquidation preference of $0.001 for each share of Series 2006 and Series 2009 Preferred Stock held prior to payment being made to any junior stock.

Conversion: A Series 2006 and Series 2009 Preferred Stock holder may convert one (1) share of preferred stock into one (1) share of common stock.

Preemption: A Series 2006 and Series 2009 Preferred Stock holder has no preemptive rights and is not subject to further calls or assessments.

Redemption: There are no redemption or sinking fund provisions applicable to the Series 2006 and Series 2009 Preferred Stock.

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

Common Stock Transactions for the Nine Months Ended September 30, 2010

During nine months ended September 30, 2010, the Company offered 436,000 shares at twenty-five cents per share under a stock subscription agreement and raised $109,000 during first two quarters. The Company issued an additional 300,000 shares under the terms of a consulting agreement for $75,000 with Stephen Wheet.  The Company also received $318,672 from the issuance of 548,595 shares of stock due to the exercise of stock options. An additional 672,265 shares were issued in the 3rd quarter raising capital of $314,713 under the terms of the equity line agreement with Auctus Private Equity Fund.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options outstanding at September 30, 2010:

	Options	Weighted Average Exercise Price
Balance at December 31, 2009	13,153,750	$0.16
Granted	585,000	0.33
Exercised	390,000	0.25
Expired/Forfeited	1,000,000	0.08
Balance at September 30, 2010	12,348,750	$0.17

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Since 1997, we have been working to design, develop and commercialize retractable safety needle devices. The Company has gone through numerous vacuum designs and changes. Our present product is the RevVac safety syringe, which is designed specifically to reduce accidental needle stick injuries and reduce the spread of blood borne diseases. In February 2009, Revolutions Medical received FDA 510K clearance to market the RevVac Safety syringe in the United States.

Because our planned products are in various stages of development and/or manufacturing, we have no revenue. Our efforts to date have been funded almost entirely through sales of our common stock. We will require additional capital to complete the mass manufacturing of the 3ml RevVac safety syringe, complete designs for the 1ml, 5ml, 10ml, interchangeable needle, pre filled syringes, and the clinical validations of the RevDisplay, RevColor, and Rev3D MRI software tools.

Plan of Operation

The Company has registered with the U.S. Securities and Exchange Commission (“SEC”) shares of our common stock underlying an equity line agreement with Auctus Private Equity Fund in August 2010 and now has consistent access to capital for the first time. The Company moved forward with the production of its 3ml Auto Retractable Vacuum Safety Syringe, the RevVac Safety Syringe, with a strategic manufacturing agreement with Medical Investment Group (MIG) dated September 17, 2010.  The Company expects that the first shipments of syringes should be delivered from MIG’s Chinese factory by April 2011.  The Company should be able to continue making its payments per this manufacturing agreement with the use of its equity line and should start to receive revenue from the sales of its 3ml RevVac Safety Syringe by the beginning of the 2nd quarter of 2011. The Company should also be able to continue funding the clinical study with Dr. H. Keith Brown at the Philadelphia College of Osteopathic Medicine, North Georgia Campus, using its proprietary MRI software tools, RevColor, RevDisplay and Rev3D with its current equity line.  The study should be completed in the 2nd quarter of 2011.

The Company will seek out additional capital over the next 12 months to complete its designs for the 1ml, 5ml, 10ml, interchangeable needle (RevLok), and to start work on the pre filled syringe designs using its patented vacuum technology. If the Company is successful in raising $2,000,000 in capital by March 2011, then it will look to have limited production on all sizes of its fixed needle RevVac syringes and its RevLok interchangeable needles by the 4th quarter of 2011. The Company will also need an additional $500,000 in capital by March of 2011 to be able to complete designs and launch sales for its Software as a Service (SAS) business model using its MRI software tools by the 3rd quarter of 2011.  The Company would also seek an additional $7,000,000 in capital to secure a manufacturing facility in South Carolina for the production of pre filled safety syringes using its patented vacuum technology and should begin production in 2012.

Status of Planned Products

On April 23, 2009, the Company announced that it had acquired the exclusive rights to license an FDA-approved breast biopsy localization system. The Company recently signed a worldwide exclusive license agreement with Strategic Product Development for an image-guided navigation system that incorporates high accuracy breast biopsies systems (“BSS”) to conventional mammography systems, which number more than 50,000 globally. This technology has already received 510K market clearance by the FDA. BSS facilitates accurate and fast non-palpable lesions and micro calcification localization in the treatment of breast cancer. It is a low-cost, standalone, stereotactic image-based system which uses data from a pair of mammograms to enable radiologists to accurately position a localization needle or biopsy tool at the location of suspicious abnormalities. The system can also be modified to leverage existing popular biopsy tools. The technology can be used to provide a technology platform for future development, including multi-modal breast imaging for the image fusion of MRI and X-Ray images. The BSS will be modified to use Revolutions Medical’s proprietary safety syringe technology. The Company believes that this technology has the potential to be deployed in the vast majority of more than 50,000 mammography machines that are currently in use worldwide, including more than 15,000 in the United States.

In May 2009, the US Patent Office informed Revolutions Medical that the one pending patent application covering this technology should be separated into 4 distinct patents. Since the Company’s major interest is in the Breast Stabilization technology patent, which has now been separately issued by the USPTO from the rest of the technology, it is still negotiating whether to acquire just that one patent or continue with licensing the whole technology.  The Company expects to complete negotiations by the end of 2010.

On February 22, 2009, the Company announced that it had received notification from the FDA that the 510K application for the 3ml RevVac Safety Syringe has been cleared. The Company plans to launch sales in 4th quarter of 2010 for the 3ml RevVac Safety Syringe and begin to ship by April 2011.

This syringe uses vacuum technology to suck the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Revolutions Medical believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on are website at www.revolutionsmedical.com. The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

The Company plans to complete designs for a 1ml, 5ml, 10ml RevVac Safety Syringes and to complete its interchangeable needle designs (Revlok), and to begin limited production on these sizes by the 4th quarter of 2011. The Company also sees an opportunity to use its patented vacuum technology for pre filled safety syringes.  It plans to begin designs by the end of 2010 on a RevVac Safety Pre Filled Syringe.

The Company introduced its proprietary Color MRI software tools at the prestigious Radiological Society of North America (RSNA) show in Chicago, IL at the beginning of December 2009.  Based upon the feedback from the show validating its Software as a Service (SAS) business model, the Company is currently working on two clinical validation studies with Dr. H. Keith Brown at the Philadelphia College of Osteopathic Medicine, North Georgia Campus.  The Company is hopeful that the many advantages that its proprietary RevColor, Rev3D and RevDisplay software tools have over the traditional black and white images will be validated with these first clinical studies and the Company can then proceed with other clinical applications directed at concussions, stroke, Alzheimer’s, and breast disease.  The Company believes that its proprietary color MRI software will eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.

When an MRI is taken, the black and white images are sent to a picture archiving and communication system (PACS), which displays the images for a radiologist to view. By using high speed internet, these images can be securely sent to the Company’s secure website, after a secure account is opened. This is called teleradiology. For a small nominal fee or monthly subscription, the Company will use its proprietary software, based upon specific parameters and information provided, and sends back the images in enhanced color, sorted in correct sequence along with the original black and white images, and automatically segmented in a matter of minutes.

 A video of the MRI software can be found on the Company’s website.

Results of Operation

For the third quarter ended September 30, 2010 compared to September 30, 2009

During the third quarter ended September 30, 2010 and 2009, the Company had no revenues and continued to focus on obtaining additional U.S. and international patent protection, pre production designs/samples, and clinical validations for its medical devices and software tools.  Related to this process, in the third quarter of 2010, the Company incurred $391,633 in general and administrative expenses compared to $371,005 in 2009, an increase of 20,628.  These expenses primarily relate to legal fees associated with obtaining additional patent protection, officer and employee salary expenses, and expenses associated with refining our current products to a production level quality.  We utilize third parties for this process.  In addition, the Company incurred $8,700 in interest and depreciation expenses for the third quarter of 2010.

In order to fund some of these business activities, we issue stock options and/or common stock when it is acceptable to the third party for services rendered in assisting us.   Compensation cost related to the issuance of stock options to outside parties for services rendered in the third quarter of 2010 and 2009 were approximately $6,550 and $406,741 respectively.  We also sell stock as needed for cash to be used in our operations.  In the third quarter of 2010 and 2009, respectively, we receive proceeds from exercise of stock options or sale of stock of approximately $280,850 and $218,200.

Liquidity and Capital Resources and Cash Requirements

As of September 30, 2010, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due but does currently have access to an equity line. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 37,284,756 shares were issued and outstanding as of September 30, 2010. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES.

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

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the Company’s management, with the participation of the CEO/CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules13a-15(e)) as of September 30, 2010. Based on that evaluation, the Company’s CEO/CFO concluded that, as of that date, the Company’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at a reasonable assurance level. However, management’s assessment identified the following material weaknesses:

•
As of September 30, 2010, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the US and the financial reporting requirements of the Securities and Exchange Commission.

•
As of September 30, 2010, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of September 30, 2010, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Other than as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.	RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2010 that were not otherwise disclosed on a Form 8-K.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period ended September 30, 2010.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
31.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

/s/ Rondald L. Wheet
Rondald L. Wheet
Chief Executive Officer

Date: November 15, 2010