Form 10-K
period 2010-12-31
Revolutions Medical CORP
filed 2011-03-31
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

REVOLUTIONS MEDICAL CORPORATION
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on a closing price of $0.24 was approximately $6,496,960.00.  As of March 28, 2011, the registrant had 44,190,634 shares of its common stock, par value $0.001, outstanding.

REVOLUTIONS MEDICAL CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

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

PART I

ITEM 1. BUSINESS.

Since 1996, Revolutions Medical Corporation (“Revolutions Medical,” the “Company,” “we,” “us” or “our”) has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes.  Our present product development effort is focused on the RevVac Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases.  The Company also has developed a suite of proprietary MRI software tools; RevColor, Rev3D, RevDisplay, and RevScan.  These tools are designed to enhance general diagnostic confidence through education and research use and in the future we believe will have specific commercial applications.

On February 22, 2009, the Company announced that it had received notification from the Federal Drug Administration (“FDA”) that the 510K application for the 3cc RevVac Safety Syringe was cleared.  Furthermore, FDA approval is not needed for educational and research use of our RevDisplay, RevColor, Rev3D and RevScan MRI software tools and applications.

During 2010, Revolutions Medical completed its pilot run and market samples for the improved design of its 3ml RevVac Safety Syringe.  In September 2010, the Company signed a manufacturing agreement with Medical Investment Group, Inc. (“MIG”), to manufacture a minimum of 5 million 3ml RevVac syringes per month in MIG’s factory.  The manufacturing agreement can be expanded for different size needles and up to 20 million syringes per month, upon delivering a 90-day notice.  In November 2010, the Company introduced its RevVac Safety syringe samples during the Medica trade show in Dusseldorf, Germany to distributors.  Revolutions Medical plans to begin shipping its 3ml RevVac Safety Syringes to customers and distributors in the second quarter of 2011.

During 2010, Revolutions Medical entered into two university clinical studies utilizing its proprietary MRI software tools.  These first two clinical studies are for cases involving head trauma and brain masses.  We believe these results should clinically validate the use of its MRI software tools as an additional application to enhance the diagnostic confidence of physicians.  The Company is planning to commercially launch this technology in 3rd quarter of 2011.  The launch of this product will be a “software as service” (SAS) business model, where customers will log on to our secure website and send current black and white images to the Company via high speed internet (teleradiology), and the images will be sent back to the customer  in color and three dimensional with auto segmentation.  At first the Company will charge a per-use fee but can expand depending upon volume into monthly service agreements.  Potential Revolutions Medical customers could include MRI centers, doctors, hospitals and even patients.

“MRI” refers to “Magnetic Resonance Imaging,” a widely used imaging system that safely creates many different and detailed views of selected portions of the internal anatomy.  An MRI scanner is a large tunnel-shaped machine that will accommodate an adult lying down. Within the MRI scanner is a large magnet which directs harmless radio signals around sections of the body.  When these signals pass through the body, they release a signal.  The released signals are picked up by a receiver inside the MRI scanner and then sent to a computer. The computer analyzes the signals and converts them to a visual image that is displayed on a viewing monitor and then printed on special film. The images produced by the scanner are gray-scale images similar to an x-ray. These gray-scale images can be difficult and time consuming to “read.” A radiologist “reads” these images on film by comparing the different scans of each tissue slice, sometimes evaluating one hundred to three hundred individual gray images to obtain a diagnosis. The successful diagnosis of a condition, using MRI, depends not only on the ability of the radiologist to detect the subtle differences in shades of gray, but also the radiologist’s ability to compare visually the vast number of images.

The Company is engaged in the development of technology which can segment and reference MRI images.  By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in three dimensions.  Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded.  By “referencing” the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied.  The Company currently owns four (4) separate patent applications, filed in June of 2007, each of which received USPTO office actions during 2010.  Revolutions Medical expects to receive issuances or additional office actions on some if not all of these patents over the next 12 months.

The Company is planning on launching its RevVac 3ml safety syringe sales in the 2nd quarter of 2011, launching its MRI software tools and its 1 ml plus RevVac safety syringe in the 3rd quarter of 2011.  To date, the Company has no revenue.  Our efforts to date have been funded almost entirely through sales of our common stock.  We require substantial additional capital to complete the mass manufacturing, distributing and commercialization of the RevVac retractable safety syringe and our proprietary color MRI software. The Company currently has access to capital through (i) an equity line agreement entered into with Auctus Private Equity, Inc. executed in April 2010 and a debt offering entered into with JMJ Financial in February of 2011.

Distribution Method of Products and Services

In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, Becton-Dickinson, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. The Company has been in direct communication and has shown samples of its RevVac safety syringes to many GPOs. We believe that we have a superior product compared to the competition which would allow us to penetrate the market.  However, we may not be successful in obtaining any contracts with GPOs, which would severely limit our product’s marketability in the United States. See “RISK FACTORS.”

We presently do not have any products for sale, but expect to have one or more products for sale by the end of the second quarter of 2011. We plan to seek distribution arrangements with established medical device distributors in the future, but there is no assurance that we will be successful in establishing or maintaining such relationships. See “RISK FACTORS.”

Status of Planned Products

The RevVac safety syringe uses vacuum technology to retract the needle into the plunger immediately after use.  The syringe cannot be reused once the vacuum is activated.  The Company believes its safety syringe has many advantages over its competition including price, ease of use, and safety.  We believe that it will help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases.  The Company also believes that, with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

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

When an MRI is taken, the black and white images are sent to a picture archiving and communication system (“PACS”), which displays the images for a radiologist to view.  By using high speed internet, these images can be securely sent to the Company’s secure website, after a secure account is opened. This process is called teleradiology.  For a nominal fee the Company will use its proprietary software, based upon specific parameters and information provided, and send back the images in enhanced color and sorted in correct sequence along with the original black and white images in a matter of minutes.

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

Sources of Raw Materials and the Names of Principal Suppliers

On September 17, 2010, we signed a manufacturing agreement for our 3 ml RevVac Safety Syringe with MIG, Inc. to produce a minimum of 5 million syringes per month in China.  The materials used to make our safety syringes are commercially available from a number of suppliers.  The manufacturing process will be highly technical and demanding, with very low fault tolerances.  The Company believes that MIG is capable of manufacturing our safety syringe in a cost effective manner.

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

Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

In September 2005, we filed an additional patent on our RevVac safety syringe under a joint venture agreement with Globe Med Tech which gives a 50% ownership of this patent to the Company and 50% to Globe Med Tech.  The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements with Globe Med Tech in March 2007, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements and to give 100% ownership back to the Company (see Item 3 - Legal Proceedings and “RISK FACTORS”). This patent was issued January 13, 2009.  A summary judgment hearing is scheduled for April 15, 2011, in Tulsa, OK.  The Company expects a full or partial judgment ruling at this hearing.

•
RMCP SAFETY SYRINGE PATENTS. A U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023.  The Company has filed applications for foreign patent protection for the following countries: Canada, Mexico, Taiwan, Japan, China, Australia, and in Europe.  See “RISK FACTORS.”

•
RMCP BLOOD SAMPLING DEVICE PATENT. A U.S. patent covering the Company’s blood sampling device was published on April 10, 2003.  The Company has not filed any applications for foreign patent protection.  See “RISK FACTORS.”

•
PATENT APPLICATIONS FOR COLOR AND 3D MRI SOFTWARE TECHNOLOGY. In June 2007, the Company filed four patent applications related to the Color and 3D MRI technology, none of which has yet been published. The Company also filed an application for foreign patent protection in Europe. All of these patent applications received office actions in 2010 and the Company's patent attorneys responded in a timely fashion to all actions.  The Company expects to receive patent notices in the next 12 months. There is no assurance that any of the patent applications will be issued or that any patent protection for the Color MRI technology can or will be obtained.  See “RISK FACTORS.”

In November 2010, the Company filed a trademark on its logo and has identified several wordmarks for its product line which it intends to file in 2011 (RevColor, RevDisplay, Rev3d, RevScan and RevVac).

On December 31, 2010, the Company completed a reworking of a worldwide exclusive license with Traxsys, LLC, for a guided navigational Breast Biopsy System (BBS).  This BBS facilitates accurate and fast non-palpable lesions and micro calcification localization in the treatment of breast cancer.  The BBS localization needle can be modified to use the Company’s proprietary RevVac safety syringe technology.  Additionally, one of the patents covering the stabilization technology can be used to further enhance the Company's MRI software tools by providing for a proprietary platform for image fusion between MRI and X-Ray.  This technology has already received 510K clearance from the FDA.

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

If FDA approval is received on future planned products, however, then the Company and/or its collaborative partner (relating to manufacturing and marketing) would also be required to comply with FDA post-market reporting requirements, including the submission of reports on certain adverse events and malfunctions, and requirements governing the promotion of medical devices. In addition, modifications to our devices may require the filing of new 510(k) submissions or pre-market approval supplements, and we will need to comply with FDA regulations governing medical device manufacturing practices. The FDA requires medical device manufacturers to register as such and subjects them to periodic FDA inspections of their manufacturing facilities. The FDA requires that medical device manufacturers produce devices in accordance with the FDA’s current Quality System Regulation (QSR), which governs the methods, facilities and controls used for the design, manufacture, testing, packaging, labeling and storage of medical devices.

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

Research and development expenses were $257,350 and $303,000 in 2010 and 2009, respectively.

Costs and effects of environmental compliance

The Company has not spent any sums on environmental compliance and does not expect to be required to spend any sums on environmental compliance in the future, unless the Company chooses to become a manufacturer of its own products.  All environmental costs would be borne by the contract manufacturer.

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

Risks Related to the Our Business and Industry

WE REQUIRE SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE DEVELOPING OUR PLANNED PRODUCTS. WE MAY HAVE DIFFICULTY RAISING CAPITAL WHEN WE NEED IT, OR AT ALL. RAISING SUCH CAPITAL MAY DILUTE STOCKHOLDER VALUE. IF WE ARE UNABLE TO RAISE CAPITAL, WE MAY BE REQUIRED TO LIMIT OR CEASE OUR OPERATIONS, OR OTHERWISE MODIFY OUR BUSINESS STRATEGY.

As of December 31, 2010, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due.  Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all.  Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern.  If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

We may require substantial additional capital thereafter to commercialize our planned products. Our commercialization efforts will include, but are not limited to, entering into agreements with third parties for manufacturing (including building molds, designing manufacturing processes and obtaining specialized equipment for our retractable safety syringe), marketing and distribution, and obtaining  additional FDA and/or other regulatory approvals, all of which are necessary before our planned products can be sold and which may take a significant amount of time, if not years, to complete.

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

IF WE DO NOT OBTAIN FDA APPROVAL FOR OUR FUTURE PLANNED PRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED.

Our future planned products may require FDA approval before they can be sold in the United States.  There are some planned products for which we have not yet applied for or received FDA approval. However, we have received FDA approval on our RevVac Safety Syringe.  Our Rev Color and 3D MRI software technology does not require FDA approval for educational and research purposes.  We will begin to market these two products for only educational and research purposes 3rd quarter of 2011.  There is no assurance that our other planned products will qualify for the FDA’s 510(k) pre-market notification approval process.  The FDA approval process can take years and be expensive, especially if a pre market approval (PMA) is required.  A PMA is much more rigorous and expensive to complete than a 510(k).  In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, allows the FDA to assess and collect user fees for 510(k) and for PMA applications.  There is no assurance that we will qualify for fee reductions or waivers or that we will have the funds necessary to apply for or obtain FDA approval for our planned products.  The FDA approval process could take a significant amount of time, if not years, to complete and there is no assurance that FDA approval will ever be obtained.  If FDA approval is not obtained, then we will not be able to sell our future planned products in the United States, which would have a material adverse effect on our future business prospects.

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

IF WE ARE NOT ABLE TO ESTABLISH MARKETING, SALES AND DISTRIBUTION ARRANGEMENTS FOR OUR SAFETY SYRINGES, THEN OUR FUTURE PROSPECTS WILL BE HARMED.

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

WE MUST OBTAIN REGULATORY APPROVALS IN FOREIGN JURISDICTIONS TO MARKET OUR PRODUCTS ABROAD.

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

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY, THEN OUR BUSINESS PROSPECTS WILL BE MATERIALLY ADVERSELY AFFECTED.

Our retractable safety syringe, if developed and commercialized, will compete in the United States and abroad with the safety needle devices and standard non-safety needle devices manufactured and distributed by companies such as Becton Dickinson (BD), Tyco International, Inc. (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Med-Hut, Inc. and Johnson & Johnson.  Developers of safety needle devices against which we could compete include Med-Design Corp., New Medical Technologies, Retractable Technologies, Inc., Univec, Inc. and Specialized Health Products International, Inc.  Our Color MRI technology, if developed, approved and commercialized, will compete in the United States and abroad against technologies manufactured and distributed by companies such as General Electric and Siemens.  Most of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices and/or software than we do.  These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our planned products, or may render our planned products obsolete. In addition, new competitors may develop products that compete with our planned products, or new technologies may arise that could significantly affect the demand for our planned products.  Even if we are successful in bringing our planned products to market, there is no assurance that we can successfully compete.  We cannot predict the development of future competitive products or companies.

In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”), rather than the end-users of the product (nurses, doctors, and testing personnel).  GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors.  In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors.  We may not be successful in obtaining any contracts with GPO’s, which would severely limit our product’s marketability in the U.S.  We will be materially adversely affected if we are unable to compete successfully.

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

IF WE CANNOT GENERATE ADEQUATE, PROFITABLE SALES OF OUR PLANNED PRODUCTS, WE WILL NOT BE SUCCESSFUL.

In order to succeed, we must develop commercially viable products and sell adequate quantities at a high enough price to generate a profit.  We may not accomplish these objectives.  Even if we succeed in developing a commercially viable product, a number of factors may affect future sales of our product. These factors include:

•	Whether physicians, patients and clinicians accept our product as a viable, safe alternative to the standard medical syringe;

•	Whether the cost of our product is competitive in the medical marketplace; and

•	Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves.

OUR PLANNED PRODUCTS, IF SUCCESSFULLY COMMERCIALIZED, COULD BE EXPOSED TO SIGNIFICANT PRODUCT LIABILITY CLAIMS WHICH COULD BE TIME CONSUMING AND COSTLY TO DEFEND, DIVERT MANAGEMENT ATTENTION AND ADVERSELY IMPACT OUR ABILITY TO OBTAIN AND MAINTAIN INSURANCE COVERAGE, WHICH COULD JEOPARDIZE OUR LICENSE.

The testing, manufacture, marketing and sale of our planned products will involve an inherent risk that product liability claims will be asserted against us.  Even if we obtain product liability insurance, it may prove inadequate to cover claims and/or costs related to potential litigation.  The costs and availability of product liability insurance are unknown.  Product liability claims or other claims related to our planned products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments.  Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms.  In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost.  Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product.  A product liability claim could also significantly harm our reputation and delay market acceptance of our planned products.

STRINGENT, ONGOING GOVERNMENT REGULATION AND INSPECTION OF OUR PLANNED PRODUCTS COULD LEAD TO DELAYS IN MANUFACTURE, MARKETING AND SALES.

The FDA continues to review products even after they receive FDA approval.  Manufacturing and marketing will be subject to ongoing regulation, including compliance with current Good Manufacturing Practices, adverse reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses.  We and any third party manufacturers we may use are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements.  Any enforcement action resulting from failure to comply with these requirements could affect the manufacture and marketing of our planned products.  In addition, the FDA can withdraw a previously approved product from the market at any time, upon receipt of newly discovered information.

UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT COULD AFFECT OUR ABILITY TO SELL OUR PLANNED PRODUCTS AT A PROFIT.

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental healthcare programs and private health insurers.  There is no guarantee that governmental healthcare programs or private health insurers will cover the cost of some of our products, if and when they are commercially available, or permit us to sell our products at a high enough price to generate a profit.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR STOCK MORE DIFFICULT.

Since inception in 1997, we have engaged primarily in research and development, technology licensing, and raising capital.  This limited history may not be adequate to enable you to fully assess our ability to develop and commercialize our planned products and to achieve market acceptance of our planned products and to respond to competition.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

We have had annual losses since our inception in 1986.  We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit.  As of December 31, 2010, we had accumulated a deficit of $25,382,910.  There is no assurance that our planned products will be commercially viable.  There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

WE HAVE RECEIVED AN AUDIT REPORT WITH A GOING CONCERN DISCLOSURE ON OUR CONSOLIDATED FINANCIAL STATEMENTS.

The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and/or raising additional capital.  Our independent registered public accounting firm included, in their audit report on our consolidated financial statements for the year ended December 31, 2010, an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements contain additional note disclosures describing the liquidity condition of the Company.  As a result of this uncertainly we may have a more difficult time obtaining necessary financing

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO SUCCESSFULLY MANUFACTURE OUR PRIMARY PRODUCT, THE REVVAC SAFETY SYRINGE, AND ACHIEVE SUBSTANTIAL COMMERCIAL SALES OF THIS PRODUCT TO CUSTOMERS.  IF WE EXPERIENCE PROBLEMS OR DELAYS IN MANUFACTURING OR SECURING FAVORABLE AGREEMENTS TO SUPPLY THE REVVAC SAFETY SYRINGE TO CUSTOMERS, OUR BUSINESS, INCLUDING OUR ABILITY TO GENERATE SIGNIFICANT REVENUES, WILL BE MATERIALLY AND ADVERSELY AFFECTED.

Upon the scheduled completion of the development and qualification of production systems to support the manufacture and commercial sale of the RevVac safety syringe, we expect to commence commercial supply of the syringe to customers during the 2nd quarter of 2011.  Since the RevVac safety syringe is our primary product, any failure or significant delay in completing these activities could materially harm our business and our ability to generate any significant amount of revenues for the foreseeable future.  Our ability to generate significant revenues will directly depend on our ability to negotiate successfully one or more supply agreements for the RevVac syringe with distributors and to begin supplying substantial quantities of the product under such agreements.  We cannot predict with certainty if and when we will be able to enter into any supply agreements for the RevVac syringe or what the terms of any such agreements will be.  If we are unable to secure favorable supply agreements for the RevVac syringe in a timely manner, our ability to generate significant revenues will be materially and adversely affected.

OUR RESEARCH AND DEVELOPMENT AND OTHER OPERATING EXPENSES ARE SIGNIFICANT AND WE DO NOT EXPECT TO BE PROFITABLE UNLESS AND UNTIL WE BEGIN TO MANUFACTURE OUR REVVAC SAFETY SYRINGE, NEGOTIATE SUPPLY AGREEMENTS WITH DISTRIBUTORS AND BEGIN COMMERCIAL SALE OF THE REVVAC SAFETY SYRINGE.

We have incurred and will continue to incur significant research and development expenses for other product variants of our technology.  We will also incur general and administrative expenses related to increasing our operations, expanding our sales and marketing capabilities, seeking regulatory approvals, and complying with the requirements related to being a public company in the United States.  We will not be profitable unless we are successful in developing and commercializing the RevVac safety syringe and other new products, obtaining regulatory approvals, and manufacturing, marketing and selling commercial products.

OUR ABILITY TO SUCCESSFULLY MARKET AND SELL OUR SAFETY SYRINGES  MAY BE IMPAIRED UNTIL WE ARE ABLE TO OFFER A FULL RANGE OF SAFETY SYRINGES IN SIZES COMMONLY USED IN ACUTE-CARE FACILITIES.

In addition to the 3ml RevVac safety syringe, our product portfolio also includes the 1ml, 5ml, and 10ml RevVac safety syringe sizes.  Acute-care hospitals are the largest single healthcare market for clinical syringes.  These facilities use a range of clinical syringes, including 1mL, 3mL and 5mL sizes, for the subcutaneous and intramuscular administration of therapeutic drugs and vaccines.  We have completed development and secured regulatory approvals only for the marketing and sale of our 3ml RevVac safety syringe.  While we intend to market the 3ml RevVac safety syringe to other healthcare sectors in addition to acute-care facilities, our ability to market and sell our safety syringes successfully may be impaired until we are able to offer clinical syringes in a full range of sizes.

OUR SUCCESS WILL DEPEND ON THE FULL COMMERCIALIZATION OF OUR CURRENT PRODUCTS, AND THE DEVELOPMENT AND COMMERCIALIZATION OF OTHER PIPELINE PRODUCTS.  THERE CAN BE NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN THESE EFFORTS.

A significant element of our strategy focuses on developing products that deliver greater benefits to pharmaceutical companies, healthcare workers and patients.  The development of these products requires significant research and development, clinical evaluations and regulatory approvals.  The results of our product development efforts may be affected by a number of factors, including our ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and secure customer orders for these products.  In addition, patents attained by others can preclude or delay our commercialization of a product.  There can be no assurance that any products now in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval or gain market acceptance.

WE MAY ENCOUNTER DIFFICULTIES MANAGING OUR GROWTH, WHICH COULD MATERIALLY HARM OUR BUSINESS.

We expect to expand our operations and grow our research and development, product development, regulatory, manufacturing, sales, marketing and administrative operations.  This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources.  To manage our growth and to develop and commercialize our products, we will be required to improve existing, and implement new, operational and financial systems, procedures and controls and expand, train and manage our growing employee base.  In addition, we will need to manage relationships with various manufacturers, suppliers, customers and other organizations.  Our ability to manage our operations and growth will require us to improve our operational, financial and management controls, as well as our internal reporting systems and controls.  We may not be able to implement such improvements to our management information, disclosure controls and procedures and internal control systems in an efficient and timely manner and may discover deficiencies in existing systems and controls.  Our failure to accomplish any of these tasks could materially harm our business.

THE MANUFACTURING FACILITIES OF OUR SUPPLIERS MUST COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS.  IF THEY FAIL TO ACHIEVE OR MAINTAIN REGULATORY APPROVAL FOR THESE MANUFACTURING FACILITIES, OUR BUSINESS AND OUR RESULTS OF OPERATIONS WOULD BE HARMED.

Commercialization of our products requires access to, or the development of, manufacturing facilities that meet applicable regulatory standards to manufacture a sufficient supply of our products.  In addition, the FDA must approve facilities that manufacture our products for U.S. commercial purposes, as well as the manufacturing processes and specifications for the product.  Suppliers of components of, and products used to manufacture, our products must also comply with FDA and foreign regulatory requirements, which often require significant time, money and record-keeping and quality assurance efforts and subject us and our suppliers to potential regulatory inspections and stoppages.  If our suppliers do not achieve or maintain required regulatory approval for our manufacturing operations, our commercialization efforts could be delayed, which would harm our business and our results of operations.

THE COSTS OF RAW MATERIALS HAVE A SIGNIFICANT IMPACT ON THE LEVEL OF EXPENSES THAT WE INCUR.  IF THE PRICES OF RAW MATERIALS AND RELATED FACTORS SUCH AS ENERGY PRICES INCREASE, AND WE CANNOT PASS THOSE PRICE INCREASES ON TO OUR CUSTOMERS, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WOULD SUFFER.

We use a number of raw materials including polymer plastics.  The prices of many of these raw materials, such as those sourced from petroleum-based raw materials, are cyclical and volatile.  While we would generally attempt to pass along increased costs to our customers in the form of sales price increases, we might not be able to do so, for competitive or contract-related reasons or otherwise.  If we are not able to set our prices to reflect the costs of our raw materials, our results of operations and our financial condition could suffer.

DISRUPTIONS IN THE SUPPLY OF KEY RAW MATERIALS AND DIFFICULTIES IN THE SUPPLIER QUALIFICATION PROCESS COULD ADVERSELY IMPACT OUR OPERATIONS.

We employ a supply chain management strategy which seeks to source components and materials from a number of established third party companies.  Where possible, we seek to establish dual contracts for the supply of particular components or services.  However, there is a risk that our supply lines may be interrupted in the event of a supplier production problem, material recall or financial difficulties.  If one of our suppliers is unable to supply materials required for production of our products or our strategies for managing these risks are unsuccessful, we may be unable to complete the production of sufficient quantities of product to fulfill customer orders, or complete the qualification of new replacement materials for some programs in time to meet future production requirements.  Prolonged disruptions in the supply of any of our key raw materials, difficulty in completing qualification of new sources of supply, or in implementing the use of replacement materials or new sources of supply, could have a material adverse effect on our results of operations, our financial condition or cash flows.

SOME COMPANIES WE MAY UTILIZE FOR THE SUPPLY OF COMPONENTS ARE ALSO COMPETITORS, AND THEY COULD ELECT TO CEASE SUPPLY RELATIONSHIPS WITH US IN THE FUTURE FOR COMPETITIVE REASONS.

Some companies we may utilize for the supply of components for the RevVac safety syringe also develop and market their own safety products.  These companies may elect to cease supply relationships with us in the future for competitive reasons.  This may disrupt our supply chain, cause difficulties in the qualification of new sources of supply and impair our ability to supply customer orders. Such events may have a material adverse effect on our results of operations, our financial condition or cash flows.

THE MEDICAL DEVICE INDUSTRY IS VERY COMPETITIVE.

Competition in the medical device industry is intense. We face this competition from a wide range of companies. These include large medical device companies, most of which have greater financial and human resources, distribution channels and sales and marketing capabilities than we do.  Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products.  Factors affecting our competitive position include, for example, product design and performance, product safety, sales, marketing and distribution capabilities, success and timing of new product development and introductions and intellectual property protection.

OUR COMPETITORS HAVE GREATER RESOURCES.

The three leading manufacturers of hypodermic syringes and blood collection products are BD, Covidien, and Terumo.  All three companies offer both standard syringes and at least one safety syringe alternative.  These competitors have greater financial resources, larger and more established sales and marketing and distribution organizations, and greater market influence, including long-term contracts.  These competitors may be able to use these resources to improve their products through research and acquisitions or develop new products, which may compete more effectively with our products.  If our competitors choose to use their resources to create products superior to ours, we may be unable to sell our products and our ability to continue operations would be weakened.

WE MAY BE ADVERSELY IMPACTED BY NEXT GENERATION DRUG DELIVERY TECHNOLOGIES.

Much of our potential sales and potential profitability depends to a large extent on the sale of drug products delivered by subcutaneous or intramuscular injection.  Other device companies, and pharmaceutical companies, are attempting to develop alternative therapies or drug administration systems such as needle-free or intradermal injection technology for the treatment or prevention of various diseases.  The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive.  If the products developed in the future by our customers or potential customers use another delivery system, our sales and potential profitability could suffer.  Furthermore, we will be largely reliant upon the receipt of revenues from the sale of the RevVac safety syringe and will not have the benefit of diversification.

WE MAY FACE SIGNIFICANT UNCERTAINTY IN THE INDUSTRY DUE TO GOVERNMENT HEALTHCARE REFORM.

The healthcare industry in the United States is subject to fundamental changes due to the ongoing healthcare reform and the political, economic and regulatory influences.  In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sales of certain medical devices in the United States, commencing in January 2013. This enacted excise tax may adversely affect our operating expenses and results of operations. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

WE ARE SUBJECT TO REGULATION BY GOVERNMENTS AROUND THE WORLD, AND IF THESE REGULATIONS ARE NOT COMPLIED WITH, EXISTING AND FUTURE OPERATIONS MAY BE CURTAILED, AND WE COULD BE SUBJECT TO LIABILITY.

The design, development, manufacturing, marketing and labeling of our products are subject to regulation by governmental authorities in the United States, Europe and other countries, including the FDA. The regulatory process can result in required modification or withdrawal of existing products and a substantial delay in the introduction of new products. Also, it is possible that regulatory approval may not be obtained for a new product. Our business may be adversely affected by changes in the regulation of drug products and medical devices.

Our target customers are also subject to government regulations for the manufacturing, approval, marketing and labeling of medical products. An effect of the governmental regulation of our customers’ injectable drug products and manufacturing processes is that compliance with regulations makes it costly and time consuming to transition to the use of our devices for existing products, or to secure approval for pipeline products targeted for use with our devices. If regulation of our customers’ products incorporating our devices increases over time, it is likely that this would adversely affect our sales and profitability.

IF OUR PRODUCTS ARE FOUND TO HAVE DEFECTS OR FAIL TO MEET INDUSTRY STANDARDS, WE WILL INCUR SUBSTANTIAL LITIGATION, JUDGMENT, PRODUCT LIABILITY AND PRODUCT RECALL COSTS, WHICH WILL INCREASE OUR LOSSES AND NEGATIVELY AFFECT OUR BRAND NAME REPUTATION AND PRODUCT SALES.

We may be subject to liability for errors that occur with our technologies due to claims of negligence or product malfunction. Pursuant to our manufacturing agreement with MIG, the Company has the right to claim reimbursement for damages due to manufacturing defects but will have product liability insurance in place before delivery of its products. We can still suffer litigation as a result of perceived product malfunctioning, adversely affecting our reputation, planned revenue stream and company. Despite purchasing product liability insurance at the industry standard amount, product liability claims could increase our costs and adversely affect our reputation, planned revenues and, ultimately, lead to additional losses. In addition, product defects could result in product recalls and warranty claims. A product recall could delay or halt production of our product until we are able to remedy the product defects. The occurrence of any claims, judgments or product recalls will negatively affect our brand name image and product sales, lead to additional costs, and adversely affect our financial condition and results of operation.

INTELLECTUAL PROPERTY LITIGATION COULD BE COSTLY AND DISRUPTIVE TO US.

The retractable syringe product lines in which we compete are relatively new inventions with numerous companies having patents.  In recent years, there have been several patent infringement suits involving other industry participants.  To-date, we have not been subject to any such patent infringement suits and also hold freedom to operate reports which we believe indicate that our technology and associated products are substantially different from other known patents.  There is no assurance, however, that third parties will not assert any patent, copyright, trademark and other intellectual property rights to technologies used in our business.  Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to pay substantial damages.  If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:

•	stop, delay or abandon our ongoing or planned commercialization of the product that is the subject of the suit;

•	attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all; or

•	redesign those products that use the relevant technology.

IF WE ARE UNABLE TO PROTECT THE CONFIDENTIALITY OF OUR PROPRIETARY INFORMATION AND KNOW-HOW, THE VALUE OF OUR TECHNOLOGY AND PRODUCTS COULD BE ADVERSELY AFFECTED.

In addition to patented technology, we rely on our unpatented proprietary technology, trade secrets, processes and know-how.  We generally seek to protect this information by confidentiality agreements with our employees, consultants, scientific advisors and third parties.  These agreements may be breached, and we may not have adequate remedies for any such breach.  In addition, our trade secrets may otherwise become known or be independently developed by competitors.  To the extent that our employees, consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

WE PURCHASE SOME OF THE KEY COMPONENTS OF OUR PRODUCTS FROM SINGLE SUPPLIERS.  THE LOSS OF THESE SUPPLIERS COULD PREVENT OR DELAY SHIPMENTS OF OUR PRODUCTS OR DELAY OUR CLINICAL TRIALS OR OTHERWISE ADVERSELY AFFECT OUR BUSINESS.

Some of the key components of our products and related services are currently purchased from only single suppliers with which we do not have long-term contracts.  Some of these suppliers may be located outside of the United States, which could make us subject to foreign export laws and U.S. import and customs statutes and regulations, thus complicating and delaying shipments of components.  If necessary or desirable, we could source our product components and related services from other suppliers.  However, establishing additional or replacement suppliers for these components, and obtaining any necessary regulatory clearances or approvals, could take a substantial amount of time and could result in increased costs and impair our ability to produce our products, which would adversely impact our business, operating results and prospects.  If our independent contract manufacturers fail to timely deliver to us sufficient quantities of some of our products and components in a timely manner, our operations may be harmed.

OUR RELIANCE ON INDEPENDENT CONTRACT MANUFACTURERS TO MANUFACTURE MOST OF OUR PRODUCTS AND COMPONENTS INVOLVES SEVERAL RISKS, INCLUDING:

•	inadequate capacity of the manufacturer’s facilities;

•	financial difficulties experienced by manufacturers due to the recent economic recession and continuing economic uncertainty;

•	interruptions in access to certain process technologies; and

•	reduced control over product availability, quality, delivery schedules, manufacturing yields and costs.

Shortages of raw materials, production capacity or financial constraints, or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of our products or increases in the prices of components, either of which could have a material adverse effect on our business.

IF WE, OUR CONTRACT MANUFACTURERS OR OUR COMPONENT SUPPLIERS FAIL TO COMPLY WITH THE FDA’S QUALITY SYSTEM REGULATIONS, THE MANUFACTURING AND DISTRIBUTION OF OUR DEVICES COULD BE INTERRUPTED, AND OUR PRODUCT SALES AND OPERATING RESULTS COULD SUFFER.

We, our contract manufacturers and our component suppliers are required to comply with the FDA’s quality system regulations, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices.  The FDA enforces its quality system regulations through periodic unannounced inspections. We cannot assure you that our facilities or our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturers’ or component suppliers’ facilities fails a quality system inspection, the manufacturing or distribution of our devices could be interrupted and our operations disrupted.  Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our packaging and labeling operations or the manufacturing operations of our contract manufacturers, or a recall of our devices.  If any of these events occurs, we may not be able to provide our customers with the quantity of RevVac safety syringes they require on a timely basis, our reputation could be harmed and we could lose customers, any or all of which may have a material adverse effect on our business, financial condition and results of operations.

OUR OPERATING RESULTS MAY BE ADVERSELY IMPACTED BY WORLDWIDE POLITICAL AND ECONOMIC UNCERTAINTIES AND SPECIFIC CONDITIONS IN THE MARKETS WE ADDRESS.

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions.  Any continuation or worsening of the current global economic and financial conditions could materially adversely affect (i) our ability to raise, or the cost of, needed capital, (ii) demand for our current and future products and (iii) our ability to commercialize products.  We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

BECAUSE WE PLAN TO CONTINUE USING FOREIGN CONTRACT MANUFACTURERS, OUR OPERATING RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER FACTORS IN FOREIGN COUNTRIES.

We currently use a contract manufacturer in Asia to manufacture our RevVac safety syringe, and we plan to use foreign manufacturers to manufacture future products, where appropriate.  These international operations are subject to inherent risks, which may adversely affect us, including:

•	political and economic instability;

•	high levels of inflation, historically the case in a number of countries in Asia;

•	burdens and costs of compliance with a variety of foreign laws;

•	foreign taxes;

•	changes in tariff rates or other trade and monetary policies; and

•	changes or volatility in currency exchange rates.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR REVENUE AND EXPENSES COULD BE ADVERSELY AFFECTED.

Our ability to successfully offer products and implement our business plan in a rapidly evolving market requires an effective planning and management process. The growth in business and relationships with customers and other third parties has placed, and will continue to place, a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls, reporting systems and procedures and will need to continue to train and manage our work force.

INCREASES IN FREIGHT AND ENERGY PRICES WOULD INCREASE OUR OPERATING COSTS AND WE MAY BE UNABLE TO PASS THESE INCREASES ON TO OUR CUSTOMERS IN THE FORM OF HIGHER PRICES, WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

We use energy to process and transport our products. The prices for and availability of energy resources are subject to volatile market conditions, which are affected by political, economic and regulatory factors beyond our control. Our operating costs increase if energy costs, including electricity, diesel fuel and natural gas, rise.  During periods of higher freight and energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. In addition, we typically do not hedge our exposure to higher freight or energy prices.

THE MANUFACTURE OF MANY OF OUR PRODUCTS IS A HIGHLY EXACTING AND COMPLEX PROCESS, AND IF WE OR ONE OF OUR SUPPLIERS SHOULD ENCOUNTER PROBLEMS MANUFACTURING PRODUCTS, OUR BUSINESS COULD SUFFER.

The manufacture of many of our products is a highly exacting and complex process, in part due to strict regulatory requirements. Problems may arise during the manufacturing process for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, maintenance of our manufacturing environment, natural disasters, various contagious diseases and process safety issues. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expenses being spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the affected product is released to the market, recall and product liability costs as well as reputational damage may also be incurred. To the extent that we or one of our suppliers experience significant manufacturing problems, this could have a material adverse effect on our business.

IF WE FAIL TO INCREASE OUR PRODUCTION AND MANUFACTURING CAPACITY, WE WILL BE UNABLE TO CONTINUE TO GROW AND OUR ABILITY TO PRODUCE NEW PRODUCTS, EXPAND WITHIN OUR EXISTING MARKETS AND ENTER INTO NEW MARKETS WILL BE LIMITED.

Global growth and demand for our products has increased the utilization of our production and manufacturing facilities, including manufacturing capacity provided by third-party manufacturers and packaging capacity with respect to our products. If we are unable to successfully expand our production and manufacturing capacity, we will be unable to continue our growth and expand within our existing markets or enter into additional geographic markets or new product categories.  In addition, failure to successfully expand our production and manufacturing capacity will limit our ability to introduce and distribute new products, including our existing pipeline of innovations and product improvements, or otherwise take advantage of opportunities in new and existing markets.  Further, increasing our production and manufacturing facilities requires significant investment and time to build.  Delays in increasing capacity could also limit our ability to continue our growth and materially adversely affect our business.

THE LOSS OF THE SERVICES OF CERTAIN THIRD PARTIES OR RONDALD L. WHEET, OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We are dependent upon the services of third parties related to development and commercialization of our planned products.  The loss of their services and the inability to retain acceptable substitutes could have a material adverse effect on our future prospects. We are also dependent upon the services of Rondald L. Wheet, our Chairman and Chief Executive Officer. The loss of his services or our inability to retain suitable replacements could have a material adverse effect on our ability to continue operating.

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

Risks Related to Our Common Stock

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE AND BY THE COMMON STOCK WE HAVE ISSUED OR WILL ISSUE IN THE FUTURE.

As of March 25, 2011, there were 12,834,750 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from .08-.55 cents per share, all of which are exercisable.  9,453,750 options were granted in 2007 and 2008 at a weighted average price of .08 per share and are considered in the money as of March 25, 2011.  4,031,000 options outstanding are presently out of the money, of which 531,000 are exercisable at .50 per share and 3,500,000 are exercisable at $0.55 per share.  11,953,750 of the options, as of March 25, 2011, were granted to officers and directors.  Additionally, under the terms of certain 2009 and 2010 private placement agreements, 1,989,900 warrants were issued with an exercise price of $0.50 cents and an expiration date of June 30, 2011. Of those warrants, 117,400 have been exercised.  1,500,000 warrants were also issued under the terms of the manufacturing agreement with MIG.  These warrants have an exercise price ranging from $0.75 cents to $5.00 and an expiration date between December 31, 2011 and December 31, 2012.

We may decide, however, to modify the terms and/or exercise price of these “out of the money” options. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted.  If the options are exercised and sold into the market, they could cause the market price of our common stock to decline.

From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations.  During 2010, the Company issued 2,194,890 shares for services. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

As of March 25, 2011, we had 250,000,000 shares of common stock authorized and 44,190,634 shares of common stock outstanding.  The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding.  The unissued authorized shares can be issued without further action of the shareholders.  If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU.

The market price of our common stock, which is currently quoted on the OTC Markets OTCQB, has been, and may continue to be, highly volatile.  Our stock began trading on the over the counter bulletin board on May 1, 2008.  On April 19, 2010, the Company began trading on the OTC Markets OTCQB.  Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock.  In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies.  Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

The Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

AS AN ISSUER OF “PENNY STOCK,” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO US.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

MR. RONDALD L. WHEET, OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN, HAS VOTING CONTROL OF THE COMPANY AND CAN UNILATERALLY MAKE BUSINESS DECISIONS FOR US.  ALTHOUGH WE HAVE TWO OUTSIDE DIRECTORS, THERE ARE NO PROCEDURES IN PLACE TO RESOLVE POTENTIAL CONFLICTS AND TO EVALUATE RELATED PARTY TRANSACTIONS THAT ARE TYPICALLY REVIEWED BY INDEPENDENT DIRECTORS.

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

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

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

The Company’s is pursuing its lawsuit in the District Court of Tulsa County, Oklahoma, against Globe Med Tech to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement entered into November 3, 2005 with new counsel, Parks and Beards.  The Company is scheduled for a summary judgment hearing on April 15, 2011. The Company expects a full or partial judgment ruling at this hearing.

Other than the matter outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM  4. (REMOVED AND RESERVED).

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

The Company’s Common Stock is quoted on the OTCQB under the under the symbol “RMCP.PK.”  The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Quarter ended	High	Low
December 31, 2010	$0.783	$0.442
September 30, 2010	$1.440	$0.210
June 30, 2010	$0.420	$0.220
March 31, 2010	$0.390	$0.260
December 31, 2009	$0.540	$0.350
September 30, 2009	$0.540	$0.270
June 30, 2009	$0.650	$0.400

Quotations on the OTCQB bulletin board reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Unregistered Sales of Equity Securities

During 2010, the Company issued 7,671,840 shares of the Company’s common stock in the aggregate.

(b) Holders

As of March 30, 2011, we estimate that there were approximately 559 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2010, we had an employee stock option plan under which [—] shares had been reserved for issuance.   The following table shows information with respect this plan as of the fiscal year ended December 31, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,706,350	0.21	-
Equity compensation plans not approved by security holders	-	-	-
Total	14,706,350	0.21	-

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

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

PLAN OF OPERATION

The Company has registered with the U.S. Securities and Exchange Commission (“SEC”) shares of our common stock underlying an equity line agreement with Auctus Private Equity Fund in August 2010. The Company moved forward with the production of its 3ml Auto Retractable Vacuum Safety Syringe, the RevVac Safety Syringe, with a strategic manufacturing agreement with Medical Investment Group (MIG) dated September 17, 2010.  The Company’s expects that the first shipments of syringes should be delivered by the 2nd quarter 2011.  The Company should be able to continue making its payments per this manufacturing agreement with the use of its equity line and should start to receive revenue from the sales of its 3ml RevVac Safety Syringe by the 2nd quarter of 2011.  The Company should also be able to continue funding the clinical study with the Philadelphia College of Medicine, North Georgia Campus, using its proprietary MRI software tools, RevColor, RevDisplay and Rev3D with its current equity line.  The study should be completed in the 3rd quarter of 2011.

The Company completed its designs for the 5ml and 10ml RevVac safety syringe in November 2010. The Company started the designs for the 1ml in December 2010 and expects to be completed by March 2011, with anticipated production beginning in the 3rd quarter of 2011.  It is anticipated that the interchangeable needle (RevLok) design will be completed in the 3rd quarter of 2011 for it 3ml, 5ml and 10ml sizes.  All of the Company’s safety syringes expect to be in the manufacturing process by the end of 2011.  The Company started work in November 2010 on a new pre-filled syringe design using its patented vacuum technology and expects to file additional patents on this new design by the 2nd quarter of 2011.  The Company expects to complete designs and launch sales for its Software as a Service (SAS) business model using its MRI software tools by the 3rd quarter of 2011.  The Company may also seek additional capital to secure a manufacturing facility in South Carolina for the production of its new pre filled safety syringes.

Status of Planned Products

The Company has signed a manufacturing agreement with MIG, Inc on September 17, 2010 and will begin shipments of its 3ml RevVac Safety Syringe in the 2nd quarter of 2011. The Company completed its designs for the 5ml and 10ml RevVac safety syringe in November 2010. The Company started the designs for the 1ml plus in December 2010 and expects to be completed by March 2011 and in production by the 3rd quarter of 2011.  The interchangeable needle (RevLok) designs expect to be completed in the 3rd quarter of 2011 for it 3ml, 5ml and 10ml sizes.  All of its safety syringes expect to be in the manufacturing process by the end of 2011. The Company started work in November 2010 on a new pre filled syringe design using its patented vacuum technology and expects to file additional patents on this new design by the 2nd quarter of 2011.

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

The Company introduced its proprietary Color MRI software tools at the prestigious Radiological Society of North America (RSNA) show in Chicago, IL at the beginning of December 2009.  Based upon the feedback from the show validating its Software as a Service (SAS) business model, the Company is now currently working on a clinical validation study with Dr. Keith Brown at the Philadelphia College of Medicine, north Georgia Campus.  The Company is hopeful that the many advantages that its proprietary RevColor, Rev3D and RevDisplay software tools have over the traditional black and white images will be validated with this first clinical study and the Company can then proceed with other clinical studies directed at concussions, stroke, Alzheimer’s, and breast disease.  The Company believes that its proprietary color MRI software will eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.  These first clinical studies should be completed and the Company should launch its SAS business model in the 3rd quarter of 2011.

When an MRI is taken, the black and white images are sent to a picture archiving and communication system (PACS), which displays the images for a radiologist to view. By using high speed internet, these images can be securely sent to the Company’s secure website, after a secure account is opened. This is called teleradiology. For a small nominal fee or monthly subscription, the Company will use its proprietary software, based upon specific parameters and information provided, and send back the images in enhanced color and sorted in correct sequence along with the original black and white images, in a matter of minutes.  A video of the MRI software can be found on the Company’s website.

On December 31, 2010 the Company announced that it had acquired the exclusive rights to license a breast biopsy localization system. The Company recently signed a worldwide exclusive license agreement with Traxsys, Inc. for an image-guided navigation system that incorporates high accuracy breast biopsies systems (“BSS”) to conventional mammography systems, which number more than 50,000 globally. This technology has already received 510K market clearance by the FDA. BSS facilitates accurate and fast non-palpable lesions and micro calcification localization in the treatment of breast cancer. It is a low-cost, standalone, stereotactic image-based system which uses data from a pair of mammograms to enable radiologists to accurately position a localization needle or biopsy tool at the location of suspicious abnormalities. The system can also be modified to leverage existing popular biopsy tools. The technology can be used to provide a technology platform for future development, including multi-modal breast imaging for the image fusion of MRI and X-Ray images. The BSS will be modified to use Revolutions Medical’s proprietary safety syringe technology. The Company believes that this technology has the potential to be deployed in the vast majority of more than 50,000 mammography machines that are currently in use worldwide, including more than 15,000 in the United States.

RESULTS OF OPERATION

For the year ended December 31, 2010 compared to December 31, 2009

During the years ended December 31, 2010 and 2009, the Company had no revenues and continued to focus on obtaining government approval for its medical devices.  Related to this process, in 2010, the Company incurred $2,109,556 in general and administrative expenses compared to $541,674 in 2009.  These expenses primarily relate to employee salaries, consulting agreements and legal fees associated with obtaining FDA approval and expenses associated with refining our current products to a production level quality.  We utilize third parties for this process.  We also incurred approximately $257,350 and $303,000 in 2010 and 2009 respectively, in research and development costs to continue to research enhancements to our products.

The net loss for 2010 was substantially higher than 2009 as the Company incurred greater expenses primarily related to an increase in salaries and consulting fees as the safety syringe product transitions from the development stage to the production stage. The Company incurred a net operating loss of $2,381,443 in 2010 compared to a net operating loss of $844,674 for 2009.  In addition to the higher expenses resulting from the company beginning to bring the safety syringe product to market, the Company issued shares related to the SEC settlement agreement with Gifford Mabie. This settlement agreement requires the Company to set aside shares that satisfy the remainder of the judgment following the liquidation of a brokerage account set up by Mr. Mabie to partially satisfy the judgment.  In 2010, after the complete liquidation of Mr. Mabie’s account, the company determined that the liability for the remaining settlement amount would be $924,568.  An expense was incurred for this amount in 2010, and 400,000 shares in the Company’s common stock were placed in an account to partially satisfy this liability beginning in July of 2011.

In order to fund the governmental approval process, we issue stock options and/or common stock when it is acceptable to the third party for services rendered in assisting us in the approval process.   Compensation cost related to the issuance of stock options to outside parties for services rendered in 2010 and 2009 were approximately $560,773 and $329,000, respectively.  We also sell stock as needed for cash to be used in our operations.  In 2010 and 2009, respectively, we receive proceeds from exercise of stock options or sale of stock of approximately $37,500 and $1,976,923.  As of December 31, 2010, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due.  We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company’s risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See “RISK FACTORS.”

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock.  We presently have 250,000,000 shares of common stock authorized, of which 42,869,909 shares were issued and outstanding as of December 31, 2010.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Liquidity and Capital Resources

As of December 31, 2010, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months.  Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the years ended December 31, 2010 and 2009 was $(1,793,852) and $(1,156,289), respectively. The Net Loss for the years ended December 31, 2010 and 2009 was $(2,381,443) and $(2,463,751), respectively.

Net cash used for investing activities for the twelve months ended December 31, 2010 and 2009 was $(782,375) and $(64,685), respectively. This increase in cash used for investing activities is primarily a result of the purchase of the syringe molds.

Net cash obtained through all financing activities for year ended December 31, 2010 was $2,578,516 as compared to $1,283,406 for the year ended December 31, 2009. Most of the cash received from financing activities resulted from issuance of stock to third party investors.

We believe that our existing available cash and available funds through the convertible debt agreement with JMJ Financial, Inc will enable us to meet our working capital requirements for at least the next 10 months. Our estimated working capital requirement for the next 12 months is $1,300,000 with an estimated burn rate of $83,000 per month.

This working capital requirement includes initial orders for the safety syringe expected in the 2nd quarter of 2011.  The following table summarizes total current assets, liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	December 31, 2010 (audited)	December 31, 2009 (audited)	Increase/ (Decrease)
Current Assets	$373,273	$67,228	$306,045
Current Liabilities	$1,096,267	$604,837	$491,430
Working Capital Deficit	$(722,994)	$(537,609)	$(185,385)

As of December 31, 2010, we had a working capital deficit of $722,994 as compared to a working capital deficit of $537,609 as of December 31, 2009, a decrease of $185,385.

The decrease is the result of several factors. The Company incurred a liability for the purchase of the safety syringe molds. This liability is expected to be paid in full by the end of the first quarter of 2011. The company also incurred a liability for the SEC settlement amount with Gifford Mabie. The Company did reduce the amount outstanding in accrued salaries and prepaid several consulting agreements due to expire June 30, 2011.  The Company has since exhausted approximately $2,366,906 in operating activities.

The Company does not currently generate any cash from operations and does not have access to traditional credit facilities, however, the Company expects product sales beginning in the second quarter of 2011.  Over the next 12 months, we expect to rely upon funds raised from drawdowns under our equity line of credit with Auctus Private Equity, Inc. and subsequent fundings under our $1,050,000 convertible promissory note with JMJ Financial, Inc. in order to implement our business plan and meet our liquidity needs going forward. The Company may also sell shares of its common stock or permit warrant exercises.  We presently have 250,000,000 shares of common stock authorized, of which 42,869,909 shares were issued and outstanding as of December 31, 2010.  If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

We expect that our operations will require approximately $83,000 per month for the next twelve months without regard to any activity in the area of product purchase and sales.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant Changes in the Number of Employees

None.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements, together with the independent registered public accounting firm's report Hood Sutton Robinson & Freeman CPAs, P. C., begin on page F-1, immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2010, and identified the following material weaknesses:

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at December 31, 2010. There is no familial relationship between or among the nominees, directors or executive officers of the Company:

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE
Rondald Wheet	45	Chairman, Chief Executive Officer	March 2005
Thomas M. Beahm (1)	60	Independent Director	October 2007
Thomas O’Brien	63	President, Director	October 2007

(1)	Thomas M. Beahm is independent as that term is defined under the Nasdaq Marketplace Rules

Rondald Wheet

Rondald L. Wheet, age 45, is the Chief Executive Officer and Chairman of the board of directors of Revolutions Medical Corporation and has served in this capacity since March 2005.  Mr. Wheet has over 15 years’ experience in the investment banking industry.  Working for several registered broker dealers, including Scott and Stringfellow and Cohig and Associates, Mr. Wheet was instrumental in the capital campaigns for several small cap companies, particularly in the medical field.  Between January 2002 and March 2005, Mr. Wheet worked as an outside consultant advising numerous micro and small cap companies on capital financing, strategic partnerships, stock awareness, professional recruiting, and the mechanics of public offerings.  He received a Bachelor of Science degree from the University of Towson in Finance and International Business, and he is a past President of the Metropolitan Exchange Club of Charleston, SC.  In 2009, he was presented the South Carolina Palmetto Patriot Award.

Thomas O’Brien

Thomas O’Brien, age 63, is the President and member of the board of directors of Revolutions Medical Corporation.  Mr. O’Brien has more than twenty-five (25) years of general management experience in the medical device industry. He has special expertise in domestic and international sales, and marketing and distribution of high technology medical systems and services.  He has held executive positions with medical industry leaders such as Pfizer, Toshiba, and Johnson & Johnson-owned Technicare Corporation.  Mr. O’Brien played a pivotal role in the launch of Magnetic Resonance Imaging worldwide.  He has held various President and CEO positions in both private and public corporations such as Palomar Medical, where he became President and CEO of Cosmetic Technology International, a Palomar subsidiary cosmetic laser center business operating worldwide; Energist USA (a UK company) where he was CEO of the USA business, marketing medical light based systems; Med-Aesthetic Solutions, International (an Australian company), a cosmetic laser company where he was the CEO; and at Biotrack, Inc., which developed a device for the localization for breast disease, he was the President and CEO. He has received a B.A. in foreign languages from the University of Maryland, served in the U.S. Air Force Security Service and also at the National Security Agency where he held a Top Secret Crypto clearance as a Chinese linguist.

Thomas M. Beahm

Thomas M. Beahm, MD, FACS, age 60, is a member of the board of directors of Revolutions Medical.  Dr. Beahm is a practicing plastic surgeon, who lives in Chattanooga, Tennessee. He is an active member of the American Society of Plastic Surgeons, American College of Surgeons, and American Medical Association, and simultaneously owns and runs his own practice.  In addition, he is Secretary of Integrated Voice Systems, which has software in over 130 hospitals, and is also serving on the board of Clear Image, Inc., a privately held company specializing in proprietary MRI Software and Hardware.  Dr. Beahm also has experience directing plastic surgery mission work in various third world countries, coming to the aid of thousands of people in Asia, Africa, and South America.  Dr. Beahm received a bachelor’s degree from Pittsburg State University in Pittsburg, KS and a medical doctorate degree from the University of Kansas.  Thomas M. Beahm is independent as that term is defined under the Nasdaq Marketplace Rules.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.  We reimburse all directors for their expenses in connection with their activities as directors of the Company.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Rondald L. Wheet has served as our Chief Executive Officer and Chairman since March 2005. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2010, were timely.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions.  Because we have only limited business operations and four officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options /SARs	LTIP Payouts

Rondald L. Wheet	2010	$225,000	$-0-	$-0-	-0-	$-0-	$-0-	$-0-
Chief Executive Officer	2009	$225,000	$-0-	$-0-	-0-	$-0-	$-0-	$-0-
Chief Financial Officer	2008	$206,250	$-0-	$-0-	-0-	$-0-	$-0-	$-0-

Thomas O’Brien (1)	2010	$180,000	$-0-	$-0-	-0-	$-0-	$-0-	$-0-
President	2009	$180,000	$-0-	$-0-	-0-	$-0-	$-0-	$-0-

(1)	As of December 31, 2010, $126,225 is owed to Mr. O'Brien for accrued salary from 2008 Clear Image employment agreement.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Value of Underlying Unexercised Options/SARs at FY-End Exercisable/ Unexercisable	Unexercised In-the-Money Options/SARs at FY-End Exercisable/Unexercisable

Rondald L. Wheet, CEO	N/A	N/A	5,000,000	.08 exercise price

Thomas O’Brien, President			2,000,000	.08 exercise

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

Employment Agreement with Thomas O’Brien, President

Effective October 26, 2009, the Company and Mr. O’Brien, our President, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $180,000. As of December 31, 2010, the Company owed Mr. O’Brien $126,225 pursuant to his prior employment agreement. He is responsible for the administration, supervision, management and control of the business development of the Company, including the research, development, manufacture, marketing and sales of its current products and such future products as may be added to the Company’s business from time to time. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Amounts Accrued Pursuant To Other Employment Agreements

As of December 31, 2010, the Company accrued $246,225 pursuant to other employment agreements.  126,225 is the remaining accrued salary for Thomas O’Brien from a prior employment agreement with Clear-Image Acquisition Corp in 2008.  The remaining amount of $120,000 is for accrued salaries of prior management before March of 2005.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 25, 2011, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock	Percentage of Ownership Common Stock

Rondald L. Wheet	CEO, Chairman	4,312,000	9.77% (2)

Dr. Thomas Beahm	Director	2,169,599	4.92%

Thomas O’Brien	President, Director	1,645,625	3.73%

Officers and Directors Total	-	8,127,224	18.41%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Rondald L. Wheet, Revolutions Medical Corporation, 670 Marina Drive, 3rd Floor, Charleston, SC 29492.

(2)	Does not include the 1,500,000 shares of Series Preferred Stock, described below.

Preferred Stock

The Company has 5,000,000 shares of preferred stock ($0.001 par value) authorized.  When the Company issues its preferred stock, it is designated with the year of when it is issued.  As of March 25, 2011 there were 1,500,000 shares of preferred stock outstanding. On October 24, 2006, the Company designated 1,000,000 shares as Series 2006 Preferred Stock, which were then issued to Mr. Wheet, the Company’s Chief Executive Officer. Each share of preferred stock is convertible, at any time at the discretion of Mr. Wheet, into one share of the Company’s common stock for each share of series of preferred share. Each series of preferred stock has voting rights of 125 votes per share of series preferred voting together as one class with the Company’s common stock.  As a result, Mr. Wheet has effective voting control of the Company’s common stock and as such can unilaterally decide on business matters. Upon conversion of the series preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share-not 125 votes per share. The Company designated 500,000 shares of Series 2009 Preferred Stock to Tom O'Brien in October 2009, according to 3 year employment contract.

Common Stock Options and Warrants Outstanding

As of March 25, 2010, there are 12,834,750 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from .08-.55 cents per share, all of which are exercisable. 9,453,750 were granted in 2007 and 2008 at a weighted average price of .08 per share and are considered in the money as of March 25, 2011. 4,031,000 options outstanding are presently out of the money, of which 531,000 are exercisable at .50 per share and 3,500,000 are exercisable at .55 per share.  To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline 11,953,750 of the options, as of March 25, 2011, were granted to officers and directors. 1,871,600 warrants issued under a subscription agreement which expires June 30, 2011, are currently outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

During the year ended December 31, 2010, there were no related transactions required to be reported under Item 404 of Regulation S-K.

Director Independence

The common stock of the Company is currently quoted on the OTCQB, an exchange which currently does not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the American Stock Exchange.

As of December 31, 2010, the Board determined that the following director is independent under these standards:

Thomas M. Beahm

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2010 and 2009 were $12,063 and $16,715 respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 20010 and 2009 were $11,000 and $20,395.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2010 and 2009 were $-0- and $-0-, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, dated November 24, 2010*

3.2	Bylaws (filed as Exhibit 2.2 to our Amended Form 10-SB filed August 15, 2001)

4.1	Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999)

10.1
Joint Venture Agreement with Globe dated November 3, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 17, 2006)

10.2
Safety Scalpel Joint Venture agreement with Globe dated August 11, 2006 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 19, 2006)

10.3	Employment Agreement with Rondald L. Wheet (Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 2007)

10.4	Employment Agreement with Thomas O’Brien (as filed as Exhibit 10.1 of the Company’s Form 8-K filed November 19, 2009)

10.5
Mutual Release and Settlement Agreement between the Company and Gifford M. Mabie, dated April 14, 2006 (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 15, 2006)

10.6	Agreement and Plan of Merger between Cerro Mining Corporation and the Company. dated May 9, 1997 (filed as Exhibit 6.6 to our Form 10-SB filed December 23, 1999)

10.7	Agreement and Plan of Merger between Clear Image Acquisition Corporation and the Company dated January 26, 2007 (filed as Exhibit 10.6 to our Form 8-K filed January 26, 2007)

10.8
Manufacture and Supply, Distribution and Licensing Agreement, dated September 17, 2010, by and between the Company and Medical Investment Group, Inc. (filed as Exhibit 10.1 to our Form 8-K, filed September 23, 2010)

10.9	Drawdown Equity Financing Agreement, dated April 22, 2010, by and between the Company and Auctus Private Equity Fund, LLC (filed as Exhibit 10.1 to our Form 8-K, filed April 26, 2010)

10.10	Registration Rights Agreement, dated April 22, 2010, by and between the Company and Auctus Private Equity Fund, LLC (filed as Exhibit 10.2 to our Form 8-K, filed April 26, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification Pursuant To 18 U.S.C. 1350), As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant To 18 U.S.C. 1350), As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

March 31, 2011	By:	/s/ Rondald L. Wheet
Rondald L. Wheet
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RONDALD L. WHEET	Chief Executive Officer and Director	March 31, 2011
Rondald L. Wheet

/s/ DR. THOMAS BEAHM	Director	March 31, 2011
Dr. Thomas Beahm

/s/ THOMAS O’BRIEN	President, Director	March 31, 2011
Thomas O’Brien

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm	F-2

Balance Sheets At December 31, 2010 and 2009	F-3

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2010 And For The Years Ended December 31, 2010 and 2009	F-4

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2010 And For The Years Ended December 31, 2010 and 2009	F-5 - F-6

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through December 31, 2010	F-7- F-13

Notes to Financial Statements	F-14 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Revolutions Medical Corporation:

We have audited the accompanying consolidated balance sheets of Revolutions Medical Corporation (formerly Maxxon, Inc.) (a development stage company) for the years ended December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2010 end 2009 and for the period from December 16, 1996 (inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutions Medical Corporation as of December 31, 2010, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from December 16, 1996 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Hood Sutton Robinson & Freeman CPAs, P. C

Hood Sutton Robinson & Freeman CPAs, P. C.
Certified Public Accountants

March 30, 2010
Tulsa, Oklahoma

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

BALANCE SHEET
December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$69,517	$67,228
Other Current Assets	303,756
Fixed Assets	812,478	36,151
Goodwill	48,277	52,672

TOTAL ASSETS	$1,234,028	$156,051

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$399,151	$133,388
Accrued Salaries	246,225	461,449
Notes Payable and Accrued Interest	450,891	10,000

Total current liabilities	1,096,267	604,837

Total liabilities	1,096,267	604,837

Minority Interest	--	--

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value,
5,000,000 shares authorized; 1,000,000 shares
issued and outstanding	1,500	1,500
Common stock, $0.001 par value,
250,000,000 shares authorized; 42,869,909 and
35,197,891 shares issued and outstanding at
December 31, 2010 and 2009, respectively	42,869	35,198
Treasury Stock	(968,828)
Paid in capital	26,445,130	22,515,983
Deficit accumulated during the development stage	(25,382,910)	(23,001,467)

Total shareholders’ equity	137,761	(448,786)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,234,028	$156,051

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
From Inception (August 16, 1996) Through December 31, 2010 and
For The Years Ended December 31, 2010 and 2009

	FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2010	YEAR ENDED DECEMBER 31, 2010	YEAR ENDED DECEMBER 31, 2009

Investment Income	$170,753	$--	$--
Other Income	3,857	--	--
	174,610	--	--
EXPENSES
Research and development	2,843,406	257,350	303,000
Purchased R&D- Clear Image
Transaction (See Note 3)	3,309,515	--	--
General and administrative	17,218,994	2,109,556	541,674

Total operating expenses	23,371,915	2,366,906	844,674

Operating loss	(23,197,305)	(2,366,906)	(844,674)

Interest income	17,276	--	--

Interest expense	130,786	8,489	--

Gain on disposal of assets	794	--	--

Gain on extinguishment of debt	(152,914)	--	(163,312)

Depreciation and amortization	85,117	6,048	3,534

Compensation cost for options	2,018,280	--	1,452,231

Net loss before minority interest	(25,566,333)	(2,381,443)	(2,463,751)

Minority Interest in Subsidiary Loss	(183,422)	--	--

Net loss from operations	$(25,382,910)	$(2,381,443)	$(2,463,751)

Weighted average shares outstanding	36,805,472	36,762,006	31,848,172

Net loss per share (Note 1)	$(0.69)	$(0.06)	$(0.08)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
From Inception (August 16, 1996) Through December 31, 2010 and
 For The Years Ended December 31, 2010 and 2009

	FROM INCEPTION (AUGUST 16,1996) THROUGH DECEMBER 31, 2010	YEARS ENDED
		DECEMBER 31, 2010	DECEMBER 31, 2009
OPERATING ACTIVITIES
Net loss	$(25,382,911)	$(2,381,443)	$(2,463,751)
Plus non-cash charges to earnings:
Stock compensation expense	2,018,280		1,452,231
Depreciation and amortization	85,107	6,049	3,534
Purchase R&D - Clear Image	3,309,514	-	--
Common stock issued for services	4,814,142	560,773	636,041
Preferred stock issued for services	270,000	-	250,000
Expenses paid by third parties	57,134	-	-
Contribution of services by officer and employees	799,154	-	-
Services by officer and employees paid for
with non-cash consideration	167,500	-	-
Compensation cost for option price reduction	50,000	-	-
Amortization of compensation cost for options
granted to non-employees and common stock
issued for services	1,775,577	-	-
Allowance for doubtful accounts	50,900	-	-
Gain on extinguishment of debt	(10,398)	-	-
Write-off of Notes Receivable	14,636	-	-
Write-off of Notes Payable	(8,239)	-	-
Write-off of organizational costs	3,196	-	-
Write-off of zero value investments	785,418	-	-
Write-off of leasehold improvements and computer equipment	2,006	-	-
Compensation costs for stock options and warrants
granted to non-employees	1,205,015	-	-
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(94,105)	(25,205)	(4,395)
(Increase) decrease in goodwill	(23,276)	-	-
(Increase) decrease in other receivables	(176,577)	-	-
Increase (decrease) in accrued salaries and consulting	(253,189)	(489,585)	(696,655)
Increase (decrease) in accrued interest	92,500	1,323	-
Increase (decrease) in accounts payable and accrued liabilities	1,759,172	534,236	(333,294)

Total operating activities	(8,693,838)	(1,793,852))	(1,156,289)

INVESTING ACTIVITIES
Purchase of equipment and furnishings	(889,102)	(782,375)	(39,685)
Investment in syringe patent development	(35,000)	-	(25,000)
Investment in Ives Health Company	(251,997)	-	-
Investment in The Health Club	(10,000)	-	-
			-
Total investing activities	(1,186,099)	(782,375)	(64,685)

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)
From Inception (August 16, 1996) Through December 31, 2010 and
 For The Years Ended December 31, 2010 and 2009

FROM INCEPTION (AUGUST 16,1996) THROUGH DECEMBER 31, 2010	YEARS ENDED
	DECEMBER 31, 2010	DECEMBER 31, 2009
FINANCING ACTIVITIES
Loans from shareholders	15,707	1,800	-
Repayment of loans from shareholders	(8,005)	-	-
Repayments of Promissory Notes	57,325	-	(133,429)
Common stock subscribed	546,500	-	512,500-
Sale of preferred stock for cash:	(1,000)	-	-
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	-	-
To third-party investors	6,249,868	2,239,216	345,634
From exercise of stock options	2,259,468	37,500	558,701
Less: Issue Costs	(102,318)	-	-
Convertible debentures issued for cash	655,000	300,000	-
Payment of exclusive license note payable	(100,000)	-	-

Total financing activities	10,147,022	2,578,516	1,283,406
Minority interest	(197,567)	-	-
Change in cash	2,289	2,289	64,432
Cash at beginning of period	67,228	67,228	4,796
Cash at end of period	$69,517	$69,517	$67,228

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	57,571	-	-

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	-	-
Common stock issued to founders	7,000	-	-
Common stock issued in connection with merger
with Cerro Mining Corporation	300	-	-
20 to 1 reverse stock split	138,188	-	-
Common stock issued in Ives merger	346,262	-	-
Common stock subscriptions	69,800	-	-
Capitalized compensation cost for options granted	1,487,700	-	-
Common stock issued in exchange for promissory note	676,500	-	-
Common stock issued for payment of debt	152,553	-	-
Common stock issued for convertible debentures	465,660	275,000	-
Common stock issued for services	1,486,130	560,773	-
Common stock issued to pay Ives debt	27,000	-	-
Common stock issued to Clear Image shareholders under short form merger	12,208	-	-

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception (August 16, 1996) Through December 31, 2010

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
From Inception (August 16, 1996) Through December 31, 2010

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
From Inception (August 16, 1996) Through December 31, 2010

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
From Inception (August 16, 1996) Through December 31, 2010

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
From Inception (August 16, 1996) Through December 31, 2010

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
From Inception (August 16, 1996) Through December 31, 2010

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

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2010

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Treasury Stock Reserved	Total
From the exercise of Issuance of Common Stock:
Sale of common stock for cash:	--	--	5,152,687	$5,152	3,064,943	--	--	3,070,095
From the exercise of options for cash	--	--	150,000	150	37,350	--	--	37,500
Preferred Stock issued for services	--	--	--	--	--	--	--	--
Common Stock issued for services	--	--	2,194,890	2,195	552,027	--	--	554,222
Common Stock issued for repayment of debt	--	--	399,441	399	274,601	--	(968,828)	(693,828)
Common Stock issued to Clear Image investors to participate in the merger	--	--	--	--	--	--	--	--
Stock compensation	--	--	--	--	--	--	--	--
Acquired deficit of former Minority interest now Owned 100%	--	--	--	--	--	--	--	--
Net Income (Loss) at December 31, 2010	--	--	--	--	--	(2,428,443)	--	(2,428,443)
BALANCE AT DECEMBER 31, 2010	1,500,000	$1,500	42,869,909	$42,869	$26,445,130	$(25,429,991)	$(968,828)	$90,761

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation, (“the Company” or “RevMed”) has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes.  Our present product development effort is focused on the RevVac Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases.  The Company also has developed a suite of proprietary MRI software tools; RevColor, Rev3D, RevDisplay, and RevScan.  These tools are designed to enhance general diagnostic confidence through education and research use and in the future we believe will have specific commercial applications.

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

Development Stage Company

Since its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital and to research and development of various safety syringes and its proprietary MRI software tools.

Cash and Cash Equivalents

The Company considers highly liquid investments (those readily convertible to cash) purchased with original maturity dates of three months or less to be cash equivalents.

Stock-based Compensation

On January 2, 2006, the first day of the 2006 fiscal year, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) beginning in fiscal 2006. The Company adopted SFAS 123R using the modified prospective transition method.  Accordingly, the Company’s consolidated financial statements for prior fiscal years have not been restated to reflect the impact of SFAS 123R.

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

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the period covered by these financial statements, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share

The Company computes net income per share in accordance with SFAS No. 128, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2010 and 2009 calculations of loss per share.

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

Subsequent Events

 On February 24, 2011, the Company entered into a convertible promissory note of up to $1,050,000 (the “Note”) and a registration rights agreement with one accredited investor.  Pursuant to the terms of the Note, it is anticipated that the Company will receive  $210,000 within three business days of the Closing Date;  $90,000 within three business days of filing a registration statement on Form S-1 with the U.S. Securities & Exchange Commission provided that the Form S-1 is filed no later than ten  days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2010; $250,000 within three  business days of the Company receiving notice from the SEC of the Form S-1’s effectiveness, provided that such notice is received within 120 days of Closing Date;  $250,000 within 90 days of the Company receiving the Effectiveness Notice; and  $250,000 within 140 days of the Company receiving the Effectiveness Notice.

The Note bears a one-time interest rate of eight percent and has a maturity date of February 24, 2013.  Prepayment under the Note is not permitted, unless approved by the investor.  Under the terms of the Note, the investor is entitled, at its option, to convert all or part of the principal amount and accrued interest into shares of the Company’s common stock at a conversion price equal to seventy percent of the lowest closing price of the common stock in the twenty trading days immediately prior to the conversion, subject to adjustment in certain circumstances.

The Note is subject to various default provisions and the occurrence of such an event of default will cause the outstanding principal amount under the Note, together with accrued and unpaid interest and all other amounts payable under the Note, to become immediately due and payable to the investor.

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

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly.” The Staff Position provides guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157, “Fair Value Measurements.” The Staff Position relates to determining fair values when there is no active market or where the inputs being used represent distressed sales. The Staff Position is effective for interim and annual periods ending after September 15, 2009, but entities may early adopt the Staff Position for the interim and annual periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material impact on its financial position, results of operations, or its cash flows.

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

In June 2009, the FASB issued SFAS No. 168, (ASU 2009-01) “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in accordance with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. On September 30, 2009, the Company adopted SFAS No. 168, which has no effect on the Company’s financial statements as it is for disclosure purposes only.

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

Date of Management’s Review

Subsequent events have been evaluated through March 25, 2011, the date the financial statements were available to be issued.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(25,156,420) for the period from inception (August 16, 1996) to December 31, 2010. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On July 15, 2010, the deposition of Andy Hu finally took place in Tulsa, OK. After reviewing the full transcript of this deposition, the Company believed there was enough strong evidence to move directly with a summary judgment filing with the District Court of Tulsa County, OK.  The Company’s attorneys, Parks and Beards, filed this summary judgment with the District Court of Tulsa County, OK on August 31, 2010.  The Company is scheduled for a summary judgment hearing on April 15, 2011. The Company expects a full or partial judgment ruling at this hearing.

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

Employment Agreement with Thomas O’Brien, President

Effective October 26, 2009, the Company and Mr. O’Brien, our President, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $180,000. As of December 31, 2010, the Company owed Mr. O’Brien $126,225 pursuant to his prior employment agreement.  He is responsible for the administration, supervision, management and control of the business development of the Company, including the research, development, manufacture, marketing and sales of its current products and such future products as may be added to the Company’s business from time to time. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Mutual Release and Settlement Agreement with Former Chief Executive Officer

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

In 2010, the Company issued 400,000 shares of the Company’s common stock as additional repayment for this debt.

Amounts Due Pursuant to Employment and Consulting Agreements

As of December 31, 2010, the Company had accrued approximately $246,225 pursuant to employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company’s Retractable Safety Syringes

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

The Company is also engaged in the development of technology which can segment and reference MRI images.  By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in three dimensions.  Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded.  By “referencing” the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied.  The Company currently owns four (4) separate patent applications, filed in June of 2007, each of which received USPTO office actions during 2010.  Revolutions Medical expects to receive issuances or additional office actions on some if not all of these patents over the next 12 months.

AMOUNTS DUE TO CONSULTANTS

None.

NOTE 5 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

PREFERRED STOCK

Shares Outstanding: Currently, 1,500,000 shares of preferred stock (“Preferred Stock”) are outstanding. Rondald L. Wheet, our Chairman and Chief Executive Officer, owns 1,000,000 shares of Series 2006 Preferred Stock and Tom O’Brien, our President, owns 500,000 shares of Series 2009 Preferred Stock.

Dividends: The holder of the Preferred Stock is entitled to receive, ratably, dividends when, as and if declared by the board of directors out of funds legally available therefore. If any dividend or other distributions are declared on our common stock, then a dividend or other distribution must also be declared on the outstanding Preferred Stock at the same time and on the same terms and conditions, so that each holder of Preferred Stock will receive the same dividend or distribution such holder would have received if the holder had converted his Preferred Stock as of the record date for determining stockholders entitled to receive such dividend or distribution.

Liquidation Preference: In the event of the liquidation, dissolution or winding up, the holders of Preferred Stock are entitled to receive a liquidation preference of $0.001 for each share of Preferred Stock prior to payment being made to any junior stock.

Conversion: The holders of Preferred Stock may convert each share into 1 share of common stock.

Preemption: The holders of Preferred Stock have no preemptive rights and they are not subject to further calls or assessments.

Voting Rights: The holders of Preferred Stock are entitled to 125 votes for each share of common stock into which their Preferred Stock is then convertible (currently 1 share), voting together with our common stock as a single class. Cumulative voting is not permitted. Upon conversion of a share of Preferred Stock, each share of common stock issued upon the conversion will be entitled to only one (1) vote per share.

Redemption: There are no redemption or sinking fund provisions applicable to the Preferred Stock.

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

2010 COMMON STOCK TRANSACTIONS

During the year ended December 31, 2010, 150,000 shares of common stock were issued as option holders exercised their options to purchase common stock and 5,152,687 shares were issued to third party investors and investors under the terms of a stock subscription agreement. The Company received proceeds of $3,107,595 in connection with these share issuances.

Also during the year ended December 31, 2010, the Company issued an additional 2,194,890 shares of common stock with a total value of $589,220 in lieu of cash as payment for outside services.

During the year, the Company converted 271,491 shares of common stock for $275,000 under the terms of a convertible debt agreement.

2009 COMMON STOCK TRANSACTIONS

During the year ended December 31, 2010, 2,546,250 shares of common stock were issued as option holders exercised their options to purchase common stock and 1,523,118 shares were issued to third party investors. The Company received proceeds of $349,700 in connection with these share issuances.

Also during the year ended December 31, 2010, the Company issued an additional 630,000 shares of common stock with a total value of $329,300 in lieu of cash as payment for outside services.

During the year ended December 31, 2010, the Company sold 2,982,000 shares at twenty-five cents per share under a stock subscription agreement and had raised $758,000.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at December 31, 2010:

	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2009	12,348,750		12,348,750	$0.16
Granted	636,000	1,989,000	2,625,000	0.50
Exercised	(150,000)	(117,400)	(267,400)	0.50
Expired/Forfeited	-

BALANCE AT DECEMBER 31, 2010	12,834,750	1,871,600	$14,706,350	0.21

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at December 31,2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
OPTIONS
0.08 - 0.25	9,453,750	1.00	$0.08	9,453,750	$0.08
0.26-1.00	3,381,000	3.34	0.54	3,381,000	0.54
1.00-10.00

	12,834,750			12,834,750

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Clear Image Acquisition Corp. by the Company, Rondald L. Wheet, Chairman and Chief Executive Officer, received 2,286,000 shares of restricted Company common stock.  Dr. Beahm, a Director, received 1,599,125 shares of restricted RevMed common stock, and Mr. O’Brien, a Director, received 1,645,625 shares of restricted the Company common stock.  Mr. Wheet and Mr. O’Brien were directors and shareholders and Dr. Beahm was a shareholder of Clear Image Acquisition Corp. prior to its acquisition by the Company.

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

On March 26, 2007, the Company completed the acquisition of Clear Image Acquisition Corporation (“Acquisition Corp.”) in exchange for 8,273,788 shares of RevMed common stock. Acquisition Corp is a company that was formed by certain shareholders of Clear Image, Inc. (“Clear Image”) in order to assemble a control block of the shares of Clear Image for the purposes of such a transaction. The sole asset of Acquisition Corp was a block of 8,260,139 shares of the Common Stock of Clear Image, a development stage company which is developing certain proprietary and patent pending technology related to color MRI scans. The block of Clear Image shares owned by Acquisition Corp represented 62.2% of Clear Image’s outstanding common stock. By acquiring Acquisition Corp, RevMed has acquired control of Clear Image, Inc. as a partially-owned subsidiary.

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