Form 10-Q
period 2011-03-31
Revolutions Medical CORP
filed 2011-05-18
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2011

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
Yes ☐  No ☒

As of May 16, 2011, there were 48,728,590 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
BALANCE SHEET
 (Unaudited)
	March 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$102,024	$69,517
Other Current Assets	226,556	303,756
NON-CURRENT ASSETS
Fixed Assets	1,172,945	812,478
Goodwill	23,276	23,275
Intangible Assets, Net	40,000	25,000

TOTAL ASSETS	$1,564,801	$1,234,028

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$403,811	$399,151
Accrued Salaries	246,225	246,225
Notes Payable and Accrued Interest	845,265	450,891

Total current liabilities	1,495,301	1,096,267

Total liabilities	1,495,301	1,096,267

SHAREHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,500,000 shares issued and outstanding	1,500	1,500
Common stock, $0.001 par value, 250,000,000 shares authorized; 44,190,634 and 42,869,909 shares issued and outstanding at 3/31/11 and 12/31/10, respectively	44,191	42,869
Common Stock Subscribed	339,750
Treasury Stock	(969)	969
Paid in capital	25,849,137	25,476,302
Deficit accumulated during the development stage	(26,164,109)	(25,382,910)

Total shareholders’ equity	69,500	137,761

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,564,801	$1,234,028

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

	From Inception (August 16, 1996) Through March 31,	Three Months Ended March 31,
	2011	2011	2010
Investment Income	$170,753	$—	$—
Other Income	3,857	—	—
	174,610	—	—
EXPENSES
Research and development	2,843,406	—	—
Purchased R&D	3,309,515	—	—
General and administrative	20,000,014	762,740	227,813
Depreciation and amortization	86,651	1,534	1,490
Total operating expenses	26,239,586	764,274	229,303

Operating income (loss)	(26,064,976)	(764,274)	(229,303)

Interest income	17,277	1	—

Interest expense	147,710	16,924	—

Gain on disposal of assets	794	—	—

Gain on extinguishment of debt	(152,914)	—	—

Net loss before minority interest	(26,347,529)	(781,198)	(229,303)

Minority Interest in Subsidiary Loss	(183,422)	—	—

Net loss from operations	$(26,164,109)	$(781,198)	$(229,303)

Weighted average shares outstanding	37,364,330	44,070,634	35,247,557

Net loss per share (Note 1)	$(0.70)	$(.02)	$(0.01)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	From Inception (August 16, 1996) Through March 31,	Three Months Ended March 31,
	2011	2011	2010
OPERATING ACTIVITIES
Loss from operations before minority interest	$(26,164,110)	$(781,199)	$(229,303)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	—	—
Depreciation and amortization	86,641	1534	1,490
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	5,115,142	301,000	—
Preferred stock issued for services	270,000	—	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	799,154	—	—
Services by officer and employees paid for
with non-cash consideration	167,500	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	—
Write-off of Notes Receivable	14,636	—	—
Write-off of Notes Payable	(8,239)	—	—
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,205,015	—	—
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(94,105)	—	—
Increase in other assets	—	4,395	—
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(452,538)	(1,600)	—
Increase (decrease) in accrued salaries and consulting	93,977	72,805	15,000
Increase (decrease) in accrued interest	107,774	15,274	—
Increase (decrease) in accounts payable and accrued liabilities	1,909,932	6,259	—
Total operating activities	(8,930,870)	(381,530)	(212,813)
INVESTING ACTIVITIES
Purchase of equipment	(1,211,255)	(362,000)	—
Purchase of furniture	(39,847)	—	(1,509)
Investment in patent development	(40,000)	(15,000)	—
Investment in syringe patent development	(10,000)	—	—
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(1,563,099)	(377,000)	(1,509)
FINANCING ACTIVITIES
Loans from shareholders	15,707	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	—	—
Common stock subscribed	886,250	339,750	—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	—
To third-party investors	6,556,655	176,287	89,000
From exercise of stock options	2,259,468	—	—
Less: Issue Costs	(102,318)	—	—
Convertible debentures issued for cash	655,000	275,000	75,000
Payment of exclusive license note payable	(100,000)	—	—
Total financing activities	10,793,559	791,037	164,000
Minority interest	(197,567)	—
Change in cash	102,024	32,507	(50,323)
Cash at beginning of period	—	69,517	67,228
Cash at end of period	$102,024	$102,024	$16,905
(Continued)

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS, Continued
(Unaudited)

	From Inception (August 16, 1996) Through March 31,	Three Months Ended March 31,
	2011	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	$57,571	$—	$—

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	—	—
Common stock issued to founders	7,000	—	—
Common stock issued in connection with merger with Cerro Mining Corporation	300	—	—
20 to 1 reverse stock split	138,188	—	—
Common stock issued in Ives merger	346,262	—	—
Common stock subscriptions	409,550	339,750	—
Common stock issued to extinguish debt	—	—
Capitalized compensation cost for options granted	1,487,700	—	—
Common stock issued in exchange for promissory note	676,500	—	—
Common stock issued for payment of debt	152,553	—	—
Common stock issued for convertible debentures	569,760	379,100	—
Common stock issued for services	1,007,663	301,000	—
Common stock issued to pay Ives debt	27,000	—	—
Common stock issued to Clear Image shareholders under short form merger	12,208	—	—

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
 March 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation (“the Company” or “RevMed”), has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes.  Our present product development effort is focused on the RevVac Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases.  The Company also has developed a suite of proprietary MRI software tools; RevColor, Rev3D, RevDisplay, and RevScan.  These tools are designed to enhance general diagnostic confidence through education and research use and in the future we believe will have specific commercial applications.

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

Generally Accepted Accounting Principles

On July 1, 2009 the Financial Accounting Standards Board (“FASB”) released its Accounting Standards Codification (“ASC”).  The ASC became effective for interim or annual financial statements issued after September 15, 2009.  The ASC is the single source of generally accepted accounting principles.

Stock-based Compensation

The Company follows the guidance in ASC 718 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment Information

The Company follows the guidance in ASC 280, “Segment Reporting”  The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the period covered by these financial statements, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share

The Company computes net income per share in accordance with ASC 260, “Earnings per Share”.  Under these provision basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the March 31, 2011 and December 31, 2010 calculations of loss per share.

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

Stock Compensation

The fair value of all stock compensation issued is determined by calculating the difference between the option exercise price and the closing price at the day of the grant. Because  all of the options issued for consulting services were issued under a very limited window for exercise (10 days), with very little expected volatility, no dividend yield and a negligible effect from interest rates in such a short time period, the value of the option based compensation is recorded according to the guidance of SFAS 123 as the difference between option exercise price and the closing share price upon the date of the grant.

Convertible Debentures

The company has entered into several convertible debt agreements over the past year. Concerning the issuance of common stock for repayment of debt, the equity conversion feature of each of these debt instruments  is not detachable, the conversion premium or option cannot be settled in cash, the conversion feature is indexed to the Company’s stock and the conversion option features a beneficial conversion feature. The accounting for these debt instruments and the beneficial conversion feature have been treated in accordance with ASC 470-20-25-5 and allocated to paid-in capital for the intrinsic value of the beneficial conversion feature.

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

Critical Accounting Policies

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

Date of Management’s Review

Subsequent events have been evaluated through May 16, 2011, the date the financial statements were available to be issued.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(26,164,109) for the period from inception (August 16, 1996) to March 31, 2010. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On July 15, 2010, the deposition of Andy Hu finally took place in Tulsa, OK. After reviewing the full transcript of this deposition, the Company believed there was enough strong evidence to move directly with a summary judgment filing with the District Court of Tulsa County, OK.  The Company’s attorneys, Parks and Beards, filed this summary judgment with the District Court of Tulsa County, OK on August 31, 2010. A summary judgment hearing was held on May 4, 2011. The Company is expecting a full or partial judgment ruling within a few weeks.

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

Mr. Wheet may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Wheet to relocate or assigns duties not commensurate with his position as CEO, (v) Mr. Wheet is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. Wheet under this agreement. For two years following his resignation or termination, Mr. Wheet will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts. This agreement has been extended until such time when both parties can agree on new terms.

Employment Agreement with Thomas O’Brien, President

Effective October 26, 2009, the Company and Mr. O’Brien, our President, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $180,000. As of March 31, 2011, the Company owed Mr. O’Brien $126,225 pursuant to his prior employment agreement.  He is responsible for the administration, supervision, management and control of the business development of the Company, including the research, development, manufacture, marketing and sales of its current products and such future products as may be added to the Company’s business from time to time. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Amounts Due Pursuant to Employment and Consulting Agreements

As of March 31, 2011, the Company had accrued approximately $246,225 pursuant to employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

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

AMOUNTS DUE TO CONSULTANTS

None.

NOTE 5 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

SERIES 2006 PREFERRED STOCK

Currently, 1,000,000 shares of Series 2006 Preferred Stock are outstanding. Rondald L. Wheet, our Chairman and Chief Executive Officer, has been issued the 1,000,000 shares.

SERIES 2009 PREFERRED STOCK

Currently 500,000 shares of Series 2009 Preferred Stock are outstanding.  Thomas O'Brien, our President and Director, has been issued the 500,000 shares.

Dividends: The holder of the Series 2006 and the Series 2009 Preferred stock is entitled to receive, ratably, dividends when, as and if declared by the board of directors out of funds legally available therefore. If any dividend or other distributions are declared on our common stock, then a dividend or other distribution must also be declared on the outstanding Series 2006 and Series 2009 Preferred stock at the same time and on the same terms and conditions, so that each holder of Series 2006 and Series 2009 Preferred stock will receive the same dividend or distribution such holder would have received if the holder had converted his
Series 2006 and Series 2009 Preferred stock as of the record date for determining stockholders entitled to receive such dividend or distribution.

Liquidation Preference: In the event of the liquidation, dissolution or winding up, the holders of Series 2006 or 2009 Preferred stock are entitled to receive a liquidation preference of $0.001 for each share of Series 2006 or Series 2009 Preferred stock prior to payment being made to any junior stock.

Conversion: The holders of Series 2006 and Series 2009 Preferred stock may convert each share into 1 share of common stock.

Preemption: The holders of Series 2006 and Series 2009 Preferred stock have no preemptive rights and they are not subject to further calls or assessments.

Voting Rights: The holders of Series 2006 and Series 2009 Preferred stock are entitled to 125 votes for each share of common stock into which their Series 2006 and Series 2009 Preferred stock is then convertible (currently 1 share), voting together with our common stock as a single class. Cumulative voting is not permitted. Upon conversion of a Series 2006 or Series 2009 Preferred share, each share of common stock issued upon the conversion will be entitled to only one (1) vote per share.

Redemption: There are no redemption or sinking fund provisions applicable to the Series 2006 or Series 2009 Preferred stock.

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

2011 COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2011, 520,725 shares were issued under the terms of the Drawdown Equity Financing Agreement with Auctus Private Equity, Inc. The Company received proceeds of $176,287 in connection with these share issuances.

Also during the three months ended March 31, 2011, the Company issued an additional 860,000 shares of common stock with a total value of $301,000 in lieu of cash as payment for outside services.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at March 31, 2011:
	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2010	12,834,750	1,871,600	14,706,350	$0.21
Granted	—	—		—
Exercised	—	—		—
Expired/Forfeited	—

BALANCE AT MARCH 31, 2011	12,834,750	1,871,600	14,706,350	0.21

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
OPTIONS
0.08 - 0.25	9,453,750	1.00	$0.08	9,453,750	$0.08
0.26-1.00	3,381,000	3.34	0.54	3,381,000	0.54
1.00-10.00

	12,834,750			12,834,750

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month. The Company paid $13,500 in office rent to Osprey South, LLC for the first quarter of 2011. Ron Wheet is the sole member of Osprey South, LLC. The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing. The lease contract is due to expire on August 31, 2014.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This quarterly report on Form 10-Q and other reports filed by Revolutions Medical Corporation (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

 Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

PLAN OF OPERATION

The Company continues to move forward with the production of its 3ml Auto Retractable Vacuum Safety Syringe, the RevVac Safety Syringe, by entering into a strategic manufacturing agreement with Medical Investment Group, Inc. (“MIG”), dated September 17, 2010.  The Company expects that the first shipments of syringes should be delivered by the end of the 2nd quarter 2011.  The Company made all of its pre-production payments per this manufacturing agreement and expects to start sales of its 3ml RevVac Safety Syringe in the 2nd quarter of 2011.  The Company also amended the MIG agreement in January 2011, to include the 1ml size RevVac Safety Syringe.  The Company plans on completing all of the pre-production payments by June 30, 2011, and to start sales and delivery during the 4th quarter of 2011 for the 1ml syringe.  The Company plans to fund the manufacture process of these syringes through the use of the Auctus Equity line and the JMJ Financial convertible note.  The Company also plans to continue funding the clinical study with the Philadelphia College of Medicine, North Georgia Campus, using its proprietary MRI software tools, RevColor, RevDisplay and Rev3D with its current equity line and the JMJ Financial convertible note.  The study is expected to be completed in the 3rd quarter of 2011.

The Company completed its designs for the 5ml and 10ml RevVac safety syringe in November 2010 and completed the designs for the 1ml syringe in March 2011, with anticipated production of the 1ml beginning in the 3rd quarter of 2011 with sales and delivery expected in the fourth quarter of 2011.  The Company completed its designs on its new pre-filled syringe using its patented vacuum technology and filed an additional provisional patent on this new design on May 3, 2011.   The Company will use this new design for its interchangeable needles, RevLock, for all syringe sizes and for the new pre-filled syringes and expects to be starting this production process during the 1st quarter of 2012.  The Company expects to complete designs and launch sales for its Software as a Service (SAS) business model using its MRI software tools in the 4th quarter of 2011 on its first clinical application; concussions and head trauma.  The Company may also seek additional capital to secure a manufacturing facility in South Carolina for the production of its new pre filled safety syringes.

This RevVac Safety Syringe uses vacuum technology to retract the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Revolutions Medical believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on are website at www.revolutionsmedical.com. The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

The Company introduced its proprietary Color MRI software tools at the prestigious Radiological Society of North America (RSNA) show in Chicago, IL at the beginning of December 2009.  Based upon the feedback from the show validating its Software as a Service (SAS) business model, the Company is now currently working on a clinical validation studies with Dr. Keith Brown at the Philadelphia College of Medicine, north Georgia Campus.  The Company is hopeful that the many advantages that its proprietary RevColor, Rev3D and RevDisplay software tools have over the traditional black and white images will be validated with these first clinical studies. The Company can then proceed with other clinical studies directed at concussions, stroke, Alzheimer’s, abdomen and breast disease.  The Company believes that its proprietary color MRI software tools will eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.  These first clinical studies should be completed in the 3rd quarter of 2011.

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

On December 31, 2010, the Company announced that it had acquired the exclusive rights to license a breast biopsy localization system. The Company recently signed a worldwide exclusive license agreement with Traxsys, Inc. for an image-guided navigation system that incorporates high accuracy breast biopsies systems (“BSS”) to conventional mammography systems, which number more than 50,000 globally. This technology has already received 510K market clearance by the FDA. BSS facilitates accurate and fast non-palpable lesions and micro calcification localization in the treatment of breast cancer. It is a low-cost, standalone, stereotactic image-based system which uses data from a pair of mammograms to enable radiologists to accurately position a localization needle or biopsy tool at the location of suspicious abnormalities. The system can also be modified to leverage existing popular biopsy tools. The technology can be used to provide a technology platform for future development, including multi-modal breast imaging for the image fusion of MRI and X-Ray images. The BSS will be modified to use Revolutions Medical’s proprietary safety syringe technology. The Company believes that this technology has the potential to be deployed in the vast majority of more than 50,000 mammography machines that are currently in use worldwide, including more than 15,000 in the United States.

RESULTS OF OPERATION

For the quarter ended March 31, 2011 compared to March 31, 2010

During the quarters ended March 31, 2011 and 2010, the Company had no revenues and continued to focus on completion of the final molds needed to begin production of the 3ml RevVac Safety Syringe.  Related to this process, during the quarter ended March 31, 2011, the Company incurred $762,740 in general and administrative expenses, compared to $227,813 for the same period in 2010.  These expenses primarily relate to employee salaries, consulting agreements and legal fees associated with obtaining FDA approval and expenses associated with refining our current products to a production level quality.  We utilize third parties for this process.  We also incurred capital expenditures in the amount of $330,000 and $0, during the quarters ended March 31, 2011 and 2010, respectively, for payments to complete the pilot design and final design of our production molds related to the 3 ml RevVac Safety Syringe.

The net loss for the quarter ended March 31, 2011, was higher than the same period of March 31, 2010, as the Company incurred greater expenses primarily related to an increase in salaries and consulting fees as the safety syringe product transitions from the development stage to the production stage.  The Company incurred a net operating loss of $781,198 during the quarter ended March 31, 2011, compared to a net operating loss of $229,303 for the same period in 2010.  The increase in net operating loss for the first quarter of 2011, compared to the first quarter of 2010 is due in most part to the increase in consulting fees related to the 3ml RevVac Safety Syringe.  During the first quarter of 2011, consulting fees totaled $383,180 compared to $51,650 for the first quarter of 2010.

In order to fund the completion of the RevVac Safety Syringe production molds, we issued stock options and/or common stock when it is acceptable to the third party for services rendered in assisting us in the product distribution and marketing process.   Compensation costs related to the issuance of stock options to outside parties for services rendered during the quarters ended March 31, 2011 and 2010, were $301,000 and $0, respectively.  We also sell stock as needed for cash through the equity line with Auctus to be used in our operations.  During the quarters ended 2011 and 2010, we received proceeds from the exercise of stock options or sale of stock of $176,287 and $89,000, respectively.  Additionally, we received payments for exercised options at the end of the first quarter totaling $339,750, in which stock was issued in April 2011 for these options.

As of March 31, 2011, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due.  We are searching for additional financing to generate the liquidity necessary to continue our operations.  Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all.  Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern.  We presently have an outstanding convertible note with JMJ Financial and an equity line agreement with Auctus, but due to the Company’s risks and uncertainties, there is no assurance that we will be successful in continuing to fund money under these financing transactions.  We may also not be able to establish new agreements.  Even if such new agreements are established, there is no assurance that they will result in any funding.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock.  We presently have 250,000,000 shares of common stock authorized, of which 44,190,634 shares were issued and outstanding as of March 31, 2011.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Liquidity and Capital Resources

As of March 31, 2011, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due.  In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months.  Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the quarters ended March 31, 2011 and 2010 was $(381,530) and $(212,813), respectively.  The net loss for the years ended March 31, 2011 and 2010 was $(781,198) and $(229,303), respectively. This increase is primarily attributable to the increased expense related to consulting agreements.  During the first quarter of 2011, this expense was $383,180, compared to $51,650 for the first quarter of 2010.  Cash requirements did not increase by this amount as $175,000 in consulting agreements were paid through the issuance of stock options and another $137,180 had been prepaid through the issuance of stock options on July 1, 2010.  The remaining $71,000 in consulting agreement expense was paid in cash.

Net cash used for investing activities for the quarters ended March 31, 2011 and 2010, was $(377,000) and $(1,509), respectively.  This increase in cash used for investing activities is a result of the purchase of the syringe molds in the amount of 362,000 and the purchase of a licensing agreement in the amount of $15,000.

Net cash obtained through all financing activities for quarter ended March 31, 2011, was $791,037, as compared to $164,000 for the quarter ended March 31, 2010.  The increase in cash obtained through financing activities is a result of cash received for common stock subscribed in the amount of $339,750.  Additionally, cash received through the issuance of convertible debt totaled $275,000 in the first quarter and cash received under the terms of the Drawdown Equity Financing Agreement with Auctus Private Equity, Inc. totaled $176,287.

We believe that our existing available cash and available funds through the convertible note with JMJ Financial will enable us to meet our working capital requirements for at least the next 6 months.  Our estimated working capital requirement for the next 12 months is $1,600,000 with an estimated burn rate of $135,000 per month. This working capital requirement includes initial orders for the safety syringe expected in the 2nd quarter of 2011.

During the first quarter of 2011, the Company entered into two new convertible notes.  Under the terms of the agreement with JMJ Financial, The Company signed a convertible note on February 14, 2011, set to mature on February 14, 2014, that will provide funding in the amount of $1,050,000 if fully funded.  The Company will incur a one-time interest rate charge of 8% per annum due upon maturity date or conversion.  The embedded beneficial conversion feature of the agreement allows the lender to convert into common stock at a discount of 30% to the average of the three lowest closing prices in the 20 trading days prior to the conversion.  The Company also entered into a new note with Asher Enterprises, Inc. on January 19, 2011, that provides funding of $60,000 set to mature on October 21, 2011.  The Company will incur a one-time interest rate charge of 22% per annum due upon maturity date or conversion. The embedded beneficial conversion feature of the agreement allows the lender to convert into common stock at a discount of 45% to the average of the three lowest closing prices in the 10 trading days prior to the conversion.

The following table summarizes total current assets, liabilities and working capital at March 31, 2011, compared to March 31, 2010.
	March 31, 2011 (unaudited)	March 31, 2010 (unaudited)	Increase/ (Decrease)
Current Assets	$328,580	$373,273	$(44,693)
Current Liabilities	$1,495,301	$1,096,267	$399,034
Working Capital Deficit	$(1,166,721)	$(722,994)	$443,270)

As of March 31, 2011, we had a working capital deficit of $1,166,721, as compared to a working capital deficit of $722,994 as of March 31, 2010, an increase of $443,270.  Factors contributing to the increase in this deficit include the settlement agreement reach with Gifford Mabie and the SEC which increased current liabilities by $924,568, of which $500,000 in current liabilities have been reduced through the issuance of shares to partially satisfy the judgment.  Additionally, the issuance of the convertible note increases current liabilities to $404,100 as of March 31, 2011, as compared to a convertible debt liability balance of $75,000 as of March 31, 2010.

Other current assets include the amount related to pre-paid consulting expenses incurred through the issuance and exercise of stock options July 1, 2010.  The balance of prepaid consulting fees as of March 31, 2011 was $201,555 compared to $0 as of March 31, 2010.  The remaining balance of $25,000 is a short term note receivable.

	March 31, 2011		March 31, 2010

Building	$	---	$—
Production machinery and equipment		1,142,000	---
Furniture and fixtures		39,847	39,847
Office equipment		2,214	1,347
Leasehold improvements		—	---

		1,183,402	40,934
Less: accumulated depreciation and amortization		(10,457)	(4,764)
Property, plant and equipment, net		$1,172,945	$36,170

Production machinery and equipment as of March, 2011 consists primarily of amounts incurred in connection with the pilot molds and final molds related to the lines for the RevVac syringe.

The Company does not currently generate any cash from operations and does not have access to traditional credit facilities, however, the Company expects product sales beginning in the second quarter of 2011.  Over the next 12 months, we expect to rely upon funds raised from drawdowns under our equity line of credit with Auctus Private Equity, Inc. and subsequent funding under our $1,050,000 convertible promissory note with JMJ Financial in order to implement our business plan and meet our liquidity needs going forward. The Company may also sell shares of its common stock or permit warrant exercises.  We presently have 250,000,000 shares of common stock authorized, of which 44,190,634 shares were issued and outstanding as of March 31, 2011.  If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Current Liabilities consists of the following:

	March 31, 2011	March 31, 2010

Accounts Payable	$296,028	$53,027
Credit cards	18,826	---
Accrued Salaries	246,226	476,449
Convertible Debentures and Accrued Interest	410,853	75,000
Note Payable and Accrued Interest	434,412	10,000

Other Current Liabilities	88,956	80,360

Total current liabilities	$1,495,301	$694,837

Changes in the balance to Accounts Payable are a result of the purchase agreement for the 1ml and 3ml RevVac Safety Syringe molds. Notes payable and Accrued Interest are a result of the settlement and determination of a liability with Gifford Mabie and the SEC. Other current liabilities include an amount due to a former employee of the Company.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant Changes in the Number of Employees

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of March 31, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal controls over financial reporting were effective at a reasonable assurance level as of March 31, 2011.  Management’s assessment identified the following material weaknesses:

•
As of March 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC.

•
As of March 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	As of March 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we commence operations and are able to hire additional personnel in financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.       RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2011 that were not otherwise required to be disclosed in a Current Report on Form 8-K.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the quarter ended March 31, 2011.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

4.1	$1,050,000 Convertible Promissory Note, dated February 24, 2011 (as filed as Exhibit 4.2 on Form S-1, filed on April 6, 2011)

10.1	Registration Rights Agreement, dated February 24, 2011, by and between Revolutions Medical Corporation and JMJ Financial (as filed as Exhibit 10.11 on Form S-1, filed on April 6, 2011)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

Dated: May 17, 2011	By:	/s/ Rondald L. Wheet
	Name:	Rondald L. Wheet
	Title:	Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)