Form 10-Q
period 2011-06-30
Revolutions Medical CORP
filed 2011-08-15
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2011

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
Yes ☐  No ☒

As of August 10, 2011, there were 49,664,701 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Company)
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,287	$69,517
Due from shareholder	27,500	25,000
Prepaid expenses	285,045	278,756
Total current assets	337,832	373,274

Property and equipment, net	1,173,032	812,478
Goodwill	23,276	23,276
Licensing Agreement	15,000	-
Patent Development	29,000	25,000

TOTAL ASSETS	$1,578,140	$1,234,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$451,677	$384,983
Credit cards	17,051	14,168
Accrued salaries	120,000	246,225
Accrued interest payable	34,940	1,322
Convertible promissory notes, net of discounts of $401,259 and 91,818, respectively	185,243	33,182
Embedded conversion option liabilities	706,189	160,659
Note Payable Gifford Mabie	798,144	740,569
Total current liabilities	2,313,244	1,581,108

Total liabilities	2,313,244	1,581,108

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,500,000 shares issued and outstanding	1,500	1,500
Common stock, $0.001 par value, 250,000,000 shares authorized; 49,178,580 and 42,869,909 shares issued and outstanding at 6/30/11 and 12/31/10, respectively	49,179	42,869
Treasury Stock	(969)	(969)
Additional paid-in capital	26,749,077	25,061,270

Accumulated deficit	(27,533,890)	(25,451,751)
Total stockholders' deficit	(735,103)	(347,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,578,140	$1,234,028

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue (License fees and royalties)	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit (loss)	-	-	-	-

Operating expenses:
Research and development	111,832	-	111,832	-
General and administrative expenses	996,767	(24,937)	1,823,702	205,904
Total operating expenses	1,108,599	(24,937)	1,935,534	205,904
Gain/Loss from operations	(1,108,599)	24,937	(1,935,534)	(205,904)

Non-operating income (expense):
Interest income	9	-	9	-
Interest expense and late fees	(112,292)	-	(190,828)	-
Adjustments to fair value of derivatives	22,279	-	44,214	-
Total non-operating income (expense)	(90,003)	-	(146,604)	-

Gain/Loss before income tax	(1,198,603)	24,937	(2,082,138)	(205,904)

Income tax	-	-	-	-

Net gain/ loss	$(1,198,603)	$24,937	$(2,082,138)	$(205,904)

Weighted average shares outstanding :
Basic and diluted	46,488,784	36,063,891	46,488,784	36,063,891

Loss per share:
Basic and diluted	$(0.03)	$0.00	$(0.04)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,082,138)	$(205,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,153	2,980
Due From Shareholder	(2,500)	-
Share based compensation	-	-
Shares of common stock issued for services	317,500	-
SEC settlement liability for Gifford Mabie	57,575	-
(Increase) / decrease in assets:
Prepaid expenses	(6,288)	-
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(56,649)	(140,625)
Accrued Interest	33,617	-

Net cash used in operating activities	(1,735,730)	(343,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(363,706)	(109,509)
Licensing and patent development	(19,000)	-

Net cash used in investing activities	(382,706)	(109,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock to third party investors	206,470	119,390
Proceeds from issuance of convertible debentures	697,592	169,500
Proceeds from convertible promissory notes	(32,575)	-
Proceeds from exercise of options for cash	1,202,720	97,110

Net cash provided by financing activities	2,074,207	386,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,230)	(67,057)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	69,517	67,228

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$25,287	$170

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 129,666 and 0 shares of common stock in conversion of debt	$462,328	$-
Issuance of 4,673,000 and 0 shares for exercise of stock options	$1,077,370	$-
Issuance of 0 and 0 shares of common stock for liabilities	-	-
Issuance of and shares of common stock for accrued settlement	$-	$-
Issuance of 850,000 and 0 shares of common stock for services	$317,500	$-
Issuance of 0 and 0 shares of common stock in payment of executive compensation	$-	-
Issuance of 0 and 0 shares of common stock for cashless exercise of warrants	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation (“the Company”), has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes.  Our present product development effort is focused on the RevVac Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases.  The Company also has developed a suite of proprietary MRI software tools; RevColor, Rev3D, RevDisplay, and RevScan.  These tools are designed to enhance general diagnostic confidence through education and research use and in the future we believe will have specific commercial applications.

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

Generally Accepted Accounting Principles

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) released its Accounting Standards Codification (“ASC”).  The ASC became effective for interim or annual financial statements issued after September 15, 2009.  The ASC is the single source of generally accepted accounting principles.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes.”  Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment Information

The Company follows the guidance in ASC 280, “Segment Reporting”.  The Company identifies its operating segments based on business activities, management responsibility and geographical location.  During the period covered by these financial statements, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share

The Company computes net income per share in accordance with ASC 260, “Earnings per Share”.  Under these provisions, basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding.  During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect.  Therefore, the outstanding stock options were not included in the June 30, 2011, and December 31, 2010, calculations of loss per share.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes.  In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  At June 30, 2011, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

Fair Value Measurements

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price), in an orderly transaction between market participants at the measurement date.  The Company categorizes its assets and liabilities measured at fair value based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities.

•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$25,287	$—	$—	$25,287

Derivative liability	$—	$—	$(706,189)	$(706,189)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.18% to 0.22%
Expected life	0 to 3 years
Dividend Yield	0%
Volatility	0% to 196%

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

The following is a reconciliation of the derivative liability:

Value at December 31, 2010	$160,659
Issuance of instruments	$614,744
Decrease in Value	$(37,940)
Reclassification	$(31,273)
Value at June 30, 2011	$706,189

Notes and Loans Payable

At June 30, 2011 and December 31, 2010, notes and loans payable consist of:

	June 30, 2011	December 31, 2010
Convertible Promissory Note Payable to JMJ Financial, secured by the Company’s assets, one time interest charge of 8%, due February 22, 2014	$355,000	$—
Convertible Promissory Note Payable to JMJ Financial, secured by the Company’s assets, one time interest charge of 8%, due February 28, 2014	—	—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before July 21, 2011	100,000	125,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before October 21, 2011	60,000	—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before February 16, 2012	75,000	—

Total	590,000	125,000
Less: Unamortized Discount	(401,259)	(91,818)
	$188,741	$33,182

Commitments and Contingencies

JMJ Financial

On February 22, 2011, the Company issued a $1,050,000 Convertible Promissory Note to JMJ Financial, Inc. (“JMJ”), a private investor.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 22, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion.

On February 28, 2011, the Company issued a $500,000 Convertible Promissory Note to JMJ.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 28, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Asher Enterprises, Inc.

On May 2, 2011, Asher Enterprises, Inc. (“Asher Enterprises”) elected to partially convert $25,000 of that certain October 2010 Convertible Debt agreement of $125,000 into 129,666 shares of the Company’s common stock. The conversion price, computed based upon 55% of the 3 lowest closing bid prices in the previous 10 days to conversion was calculated at $0.19 cents per share. This is based upon a market price for the company’s common shares of $0.35 cents. This was the average price for the lowest three closing prices in the 10 days prior to conversion.

The Company entered into a two securities purchase agreements in 2011 with Asher Enterprises, pursuant to which the Company issued two convertible promissory notes to Asher Enterprises for an original principal amount of $60,000 on January 19, 2011 and $75,000 on May 12, 2011, respectively, in return for aggregate gross cash proceeds of $135,000.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the notes’ respective issuance.  The amount owed to Asher Enterprises at June 30, 2011, is $235,000. This includes the two notes issued for $60,000 and $75,000 in 2011 and the unconverted portion of the October, 2010 note for $100,000. The notes are convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

Debt Discount

In connection with the $260,000 outstanding from Asher Enterprises pursuant to short-term notes issued on October 19, 2010, January 19, 2011 and May 12, 2011, we recorded interest expense to amortize the debt discount in the amount of $68,979 during the quarter ended June 30, 2011.

In connection with the sale of a Convertible Promissory Note Agreement on February 28, 2011, with JMJ, relating to a private placement of a total of up to $500,000 in principal amount, we recorded interest expense to amortize the debt discount in the amount of $24,969 during the quarter ended June 30, 2011.  This amount is based upon $355,000 we received in three tranches from this agreement.

There remains a total of $401,256 of debt discount yet to be amortized as of June 30, 2011.

Gifford Mabie Settlement

On April 8, 2008, the Company entered into a Memorandum of Understanding with its former Chief Executive Officer to settle an outstanding obligation through the issuance of its common stock on a quarterly basis commencing May 8, 2008, for one year.  The value of the issuance of the common stock will be determined by the market value of the ten day average price at the time of each quarterly issuance of common stock.  During 2008, the Company issued 271,491 shares at a total value of $133,030 to partially repay this debt.

In 2010, the Company determined the final liability balance upon the complete liquidation of Mr. Mabie’s account and issued 400,000 shares of the Company’s common stock as additional repayment for this debt.  The balance for this settlement debt as of June 30, 2011 is $798,144.

The agreement reached with the SEC on behalf of Gifford Mabie specifies that the Company is to periodically issue shares to the special account for Gifford Mabie in order that 2,500 shares can be sold each day the market is open until the liability is satisfied.  When the 400,000 shares were placed in the special account on December 14, 2010, to be sold over the course of the next 160 days the market was open, an estimated value for these shares was determined based upon the 10 day average share price following the date of issuance.  As of December 31, 2010, the remaining debt to be paid was $740,568.80 based upon this valuation.  As of June 30, 2011, an adjustment has been made based upon a revised valuation of the shares in the account.  The debt liability as of June 30, 2011, is $798,144.

Share Based Compensation

The Company relies on the guidance provided by ASC 718, (“Share Based Payments”).  ASC 718 requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility, and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.

The fair value concepts were not changed significantly in ASC 718; however, in adopting this Standard, companies were given the option to choose among alternative valuation models and amortization assumptions.  We elected to continue to use the Black-Scholes option pricing model and expense the options as compensation over the requisite service period of the grant.  We will reconsider use of the Black-Scholes model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The Company’s 2007 Stock Option Plan, revised July 2011, permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 20 million shares of its common stock.  The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.  The plan allows the Company to issue either stock options or common shares.

On April 1, 2011, the Company awarded a total of 500,000 options to purchase common shares at $0.50 cents to Vincent Olmo, the newly hired Chief Operating Officer of the Company.

On April 27, 2011, Thomas O’Brien, our President, exercised 2,000,000 options awarded to him at $0.08.  The Company provided $160,000 for Mr. O’Brien to exercise these options. Of this $160,000 provided by the Company, $126,225 eliminated the accrued salary owed to Mr. O’Brien from his time with Clear Image. The remaining $33,775 was treated as compensation.

On June 15, 2011, the Company awarded a total of 500,000 options to purchase common shares at $0.50 cents to Burton Hodges, the newly hired Chief Financial Officer of the Company.

Consulting Agreements

Periodically, the Company issues consulting agreements to individuals who are obligated under the terms of the agreement, to market the Rev Vac safety syringe within various spheres of influence.  These spheres of influence include, but are not limited to, medical product distributors, hospitals, doctors and government agencies.  Consultants are vetted to the best of the Company’s abilities through due diligence reviews before the Company enters into any agreements.  The purpose of these reviews is to determine a consultant’s ability to market the product for the Company.

The fair value of all stock compensation issued is determined by calculating the difference between the option exercise price and the closing price at the day of the option grant.  Because the options were issued under a limited window for exercise (10 days), with very little expected volatility, no dividend yield and a negligible effect from interest, the value of the option based compensation was recorded as the difference between option exercise price and the closing share price upon the date of the grant.  A valuation of these options was performed using the Black-Scholes model and due to the limited exercise window, the value under this method is the same as the difference between option exercise price and the closing price at the day of the option grant.

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

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Intangible assets include patents and trademarks, which are valued at acquisition through independent appraisals.  Debt issuance costs are amortized over the terms of the various agreements.  Patents and trademarks are amortized on a straight-line basis over periods varying from 7 to 40 years.

In 2007, the Company acquired a 62.2% interest in Clear Image, Inc. (“Clear Image”).  Clear Image was a privately held company and was conducting research and development on Color MRI Technology.  Clear Image was not able to secure the funding needed to keep this research and development going into the future.  Clear Image had expensed the research and development costs in accordance with accounting standards in effect at the time.  The Company believed it to be advantageous to acquire a controlling interest in Clear Image and keep the technology in development rather than starting all over again.  The Company exchanged 8.2 million of its common shares which were trading at a market price of $0.40 at the date of acquisition.  To arrive at a value for the Color MRI Technology, the Company and Clear Image determined the amount of funding provided for the research and development of this technology by looking at the amount expended from 1999 until the acquisition date.  The value of the Company’s stock exchanged for the controlling interest exceeded those expensed amounts by approximately $23,000, which was recorded as goodwill because there were no other assets to value.

Critical Accounting Policies

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures during the quarter ended June 30, 2011, as a result of implementing the Codification.

Date of Management’s Review

Subsequent events have been evaluated through August 15, 2011, the date the financial statements were available to be issued.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(27,533,890) for the period from inception (August 16, 1996) to June 30, 2010.  The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MAXXON/GLOBE JOINT VENTURE AGREEMENT

On November 3, 2005, the Maxxon, Inc. (“Maxxon,” the former name of the Company) and Globe Med Tech, Inc. (“Globe”) entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world.  Maxxon and Globe each own 50% of the joint venture.  Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto.  In connection with the agreement, Maxxon issued restricted shares of its common stock, valued at $625,066, to Globe.  Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement.  On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005, and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.  On May 11, 2007, a partial default judgment against Globe was granted by the District Court of Harris County, Texas.  The partial default judgment as to liability only was granted with respect to the Company’s causes of action against Globe for breach of contract, conversion and common law fraud with respect to the Company’s Original Petition and Application for Temporary and Permanent Injunctions against Globe on January 30, 2007.  On August 13, 2007, the Company was granted a final default judgment for permanent injunctive relief and for damages in the amount of $14,029,000 against Globe.  Globe appealed the judgment.  On November 23, 2007, the Court signed an order granting Globe’s Motion for New Trial and setting aside the Final Default Judgment entered in favor of the Company on August 13, 2007.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

On October 29, 2008, the Company filed a lawsuit in the District Court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe and Andy Hu, individually.  In response, Globe filed a motion to stay the lawsuit based upon the forum selection clause in the joint venture agreement between the Company and Globe which provides that the exclusive forum for all disputes relating to the Joint Venture Agreement shall be Oklahoma State Court/Tulsa County.  Due to the Texas State District Court’s backlog of cases and the withdrawal of Globe and Hu’s counsel, the motion to stay was not heard until May 1, 2009.  The motion was granted as to Globe; however, Hu did not join in the motion and, after the May1, 2009, hearing, filed a separate motion to stay, based upon the same grounds as Globe’s motion.  Hu’s motion to stay was denied at a May 8, 2009, hearing.

On July 15, 2010, the deposition of Andy Hu took place in Tulsa, OK.  After reviewing the full transcript of this deposition, the Company believed there was enough strong evidence to move directly with a summary judgment filing with the District Court of Tulsa County, OK.  The Company’s attorneys filed a summary judgment with the District Court of Tulsa County, OK on August 31, 2010.  A summary judgment hearing was held on May 4, 2011.  The Company is expecting a full or partial judgment ruling by August 31, 2011.

NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald L. Wheet, Chief Executive Officer

Effective March 31, 2008, the Company and Mr. Wheet, our Chief Executive Officer, entered into a three (3) year employment agreement.  The agreement provides for an annual salary of $225,000.  He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process.  The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave.  The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement.  The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

Mr. Wheet may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Wheet to relocate or assigns duties not commensurate with his position as Chief Executive Officer, (v) Mr. Wheet is removed from the Board of Directors and (vi) the Company defaults in making payments required to Mr. Wheet under this agreement. For two years following his resignation or termination, Mr. Wheet will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts. This agreement has been extended until such time when both parties can agree on new terms.

The Company and Mr. Wheet have agreed to the extension of the employment agreement on a month-to-month basis.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Employment Agreement with Vincent Olmo, Chief Operating Officer

Effective April 11, 2011, the Company and Mr. Olmo, our Chief Operating Officer, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $165,000.  He is responsible for all daily operating and production activities of the Company. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave.  The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement.  The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

Mr. Olmo may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all or substantially all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Olmo to relocate or assigns duties not commensurate with his position as the Chief Operating Officer  and (v) the Company defaults in making payments required to Mr. Olmo under this agreement.  For two years following his resignation or termination, Mr. Olmo will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts.

Employment Agreement with Burton Hodges, Chief Financial Officer

Effective June 1, 2011, the Company and Mr. Hodges, our Chief Financial Officer, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $165,000.  He is responsible for all financial functions and capital resources of the Company, including corporate finance, project finance, corporate accounting, reporting and risk management.  The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave.  The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement.  The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

Mr. Hodges may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all or substantially all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Hodges to relocate or assigns duties not commensurate with his position as the Chief Financial Officer  and (v) the Company defaults in making payments required to Mr. Hodges under this agreement.  For two years following his resignation or termination, Mr. Hodges will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts.

Amounts Due Pursuant to Employment and Consulting Agreements

As of June 30, 2011, the Company had accrued approximately $120,000 pursuant to employment agreements.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  No litigation related to these previous employment agreements has been initiated or threatened.  There is no assurance, however, that such litigation will not be initiated in the future.

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

The Company is also engaged in the development of technology which can segment and reference MRI images.  By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in three dimensions.  Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded.  By “referencing” the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied.  The Company currently owns four (4) separate patent applications, filed in June of 2007, each of which received USPTO office actions during 2010.  The Company expects to receive issuances or additional office actions on some if not all of these patents over the next 12 months.

AMOUNTS DUE TO CONSULTANTS

None.

NOTE 5 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

SERIES 2006 PREFERRED STOCK

Currently, 1,000,000 shares of Series 2006 Preferred Stock are outstanding. Rondald L. Wheet, our Chairman and Chief Executive Officer, has been issued the 1,000,000 shares.

SERIES 2009 PREFERRED STOCK

Currently 500,000 shares of Series 2009 Preferred Stock are outstanding.  Thomas O’Brien, our President and Director, has been issued the 500,000 shares.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

2011 COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2011, 656,015 shares were issued under the terms of the Drawdown Equity Financing Agreement with Auctus.  The Company received proceeds of $206,470 in connection with these share issuances.

Pursuant to consulting agreements issued in 2011, the Company issued stock from the exercise of options issued with these agreements in the amount of 2,673,000 shares with a total value of $1,202,720.

Also during the six months ended June 30, 2011, the Company issued an additional 850,000 shares of common stock with a total value of $317,500 in lieu of cash as payment for outside services.

Also during the six months ended June 30, 2011, the Company issued an additional 129,666 shares of common stock with a total value of $25,000 due to a partial conversion of a convertible debt agreement with Asher Enterprises.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at June 30, 2011:

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2010	12,834,750	1,871,600	14,706,350	$0.21
Granted	3,673,000	—	3,673,000	0.25
Exercised	4,673,000	—	4,673,000	0.08
Expired/Forfeited	—

BALANCE AT June 30, 2011	11,834,750	1,871,600	13,706,350	0.23

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
OPTIONS
0.08 - 0.25	7,453,750	1.0	$0.08	7,453,750	$0.08
0.26-1.00	4,381,000	3.73	0.54	4,381,000	0.54
1.00-10.00

	11,834,750			11,834,750

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month.  The Company paid $13,500 in office rent to Osprey South, LLC for the second quarter of 2011.  Ron Wheet is the sole member of Osprey South, LLC.  The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing.  The lease contract is due to expire on August 31, 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company continues to move forward with the production of its 3ml Auto Retractable Vacuum Safety Syringe, the RevVac Safety Syringe, by entering into a strategic manufacturing agreement with Medical Investment Group, Inc. (“MIG”), dated September 17, 2010.  The Company expects that the first shipments of syringes should be delivered by the end of the third quarter of 2011.  The Company made all of its pre-production payments per this manufacturing agreement and launched sales of its 3ml RevVac Safety Syringe in June of 2011.  The Company also amended the MIG agreement in January 2011 to include the 1ml size RevVac Safety Syringe.   The Company plans to fund the manufacture process of these syringes through the use of the Auctus Equity line and the JMJ Financial convertible note.  The Company also plans to continue funding the clinical study with the Philadelphia College of Medicine, North Georgia Campus, using its proprietary MRI software tools, RevColor, RevDisplay and Rev3D with its current equity line and the JMJ Financial convertible note.  First results of this study are expected to be completed in the 3rd quarter of 2011.

The Company completed its designs for the 5ml and 10ml RevVac safety syringe in November 2010 and completed the designs for the 1ml syringe in March 2011, with anticipated production roll out of the 1ml, followed by the 5ml and 10ml sizes during 2012. The Company also completed the designs on its new pre-filled safety syringe using the existing patented vacuum technology with significant improvements that required filing an additional provisional patent on this new design May 3, 2011, with the United States Patent and Trademark office.   The Company will use this new design for its interchangeable needles, RevLock, for all syringe sizes and for the new pre-filled syringes. The Company expects to start this production process during the 1st quarter of 2012 on the new design.  The Company expects to complete designs and launch sales for its Software as a Service (SAS) business model using its MRI software tools in the 4th quarter of 2011 for its first clinical application; concussions and head trauma.  The Company may also seek additional capital to secure a manufacturing and assembly facility in South Carolina.

This RevVac Safety Syringe uses vacuum technology to retract the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Revolutions Medical believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should help significantly reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on are website at www.revolutionsmedical.com. The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

The Company introduced its proprietary Color MRI software tools at the prestigious Radiological Society of North America (RSNA) show in Chicago, IL at the beginning of December 2009.  Based upon the feedback from the show validating its Software as a Service (SAS) business model, the Company is now currently working on a clinical validation studies with Dr. Keith Brown at the Philadelphia College of Medicine, north Georgia Campus.  The Company is hopeful that the many advantages that its proprietary software tools (RevColor, Rev3D, RevDisplay and RevScan) have over the traditional black and white images will be validated with these first clinical studies. The Company can then proceed with other clinical studies directed at concussions, stroke, Alzheimer’s, abdomen and breast disease.  The Company believes that its proprietary color MRI software tools will eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.  The results of the first clinical studies should be completed in the 3rd quarter of 2011.

When an MRI is taken, the black and white images are sent to a picture archiving and communication system (PACS), which displays the images for a radiologist to view. By using high speed internet, these images can be securely sent to the Company’s secure website, after a secure account is opened. This is called teleradiology. For a small nominal fee or monthly subscription, the Company will use its proprietary software, based upon specific parameters and information provided, and sends back the images in enhanced color and sorted in correct sequence along with the original black and white images, in a matter of minutes.  A video of the MRI software can be found on the Company’s website.

On December 31, 2010, the Company announced that it had acquired the exclusive rights to license a breast biopsy localization system. The Company recently signed a worldwide exclusive license agreement with Traxsys, Inc. for an image-guided navigation system that incorporates high accuracy breast biopsies systems (“BSS”) to conventional mammography systems, which number more than 50,000 globally. This technology has already received 510K market clearance by the FDA. BSS facilitates accurate and fast non-palpable lesions and micro calcification localization in the treatment of breast cancer. It is a low-cost, standalone, stereotactic image-based system which uses data from a pair of mammograms to enable radiologists to accurately position a localization needle or biopsy tool at the location of suspicious abnormalities. The system can also be modified to leverage existing popular biopsy tools. The technology can be used to provide a technology platform for future development, including multi-modal breast imaging for the image fusion of MRI and X-Ray images.  After a full due diligence of the technology, the Company sees a potential synergy between its proprietary MRI software tools and this technology for breast imaging.  However, the Company has decided not to invest additional capital at this time and to focus its resources on its RevVac safety syringe line of products and applications for its MRI software technology.  In the future, the Company could re-license this technology.

Results of Operation

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenues

During the quarters ended June 30, 2011 and 2010, respectively, the Company had no revenues and continued to focus on completion of the final molds needed to begin production of the 3ml RevVac Safety Syringe.

General and Administrative Expenses

During the three months ended June 30, 2011, the Company incurred $996,767 in general and administrative expenses, compared to -$24,937 for the same period in 2010.  This figure for 2010 is a result of an accrual of salaries that was written off in the second quarter after it was determine that the Company was no longer liable for $195,000 of accrued salaries for Clear Image employees. Employee salaries were $272,366 for the three months ended June 30, 2011, an increase of $168,391, compared to $103,975 for the same period in 2010.  This salary increase is due to the hiring of our new Chief Operating Officer and additional sales staff in April 2011.  Further, consulting agreement fees and legal fees were $379,630 and $152,683, respectively for the three months ended June 30, 2011, an increase of $368,630 and $146,985, respectively, compared to $11,000 and $5,698, respectively for the same period in 2010.  These increases were related to the continuing refinement of our current products to a production level quality and the protection of our patents.  A total of $290,980 in prepaid consulting agreements was expensed in the three months ended June 30, 2011, compared to $0 for the same period in 2010.  Interest and derivative expenses also increased to $174,376 during the three months ended June 30, 2011, compared to $0 for the same period in 2010.  This increase is due to convertible debt agreements with Asher Enterprises, Inc. and JMJ Financial, Inc.  We also incurred capital expenditures in the amount of $1,706 and $108,000, during the three months ended June 30, 2011 and 2010, respectively, for office equipment and payments to complete the pilot design and final design of our production molds related to the 3 ml RevVac Safety Syringe.

Net Loss

Net loss for the three months ended June 30, 2011, was $1,198,603, compared to $-24,937 for the same period in 2010, as the Company incurred greater expenses primarily related to an increase in salaries, consulting and legal fees and expenses associated with the convertible debt agreements as the safety syringe product transitions from the development stage to the production stage.  The Company incurred a net operating loss of $1,108,599 during the three months ended June 30, 2011, compared to a net operating loss of -$24,937 for the same period in 2010.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenues

During the six months ended June 30, 2011 and 2010, the Company had no revenues and continued to focus on fine tuning the production process necessary to begin mass production of the 3ml RevVac Safety Syringe.

General and Administrative Expenses

During the six months ended June 30, 2011, the Company incurred $1,823,702 in general and administrative expenses, compared to $205,904 for the same period in 2010.  Employee salaries were $392,085 for the six months ended June 30, 2011, an increase of $177,360, compared to $214,725 for the same period in 2010.  This salary increase is due to the hiring of our new Chief Operating Officer and additional salaries staff in April 2011.  Further, consulting agreement fees and legal fees were $803,851 and $186,939, respectively for the six months ended June 30, 2011, an increase of $741,201 and $155,559, respectively, compared to $62,650 and $31,380, respectively for the same period in 2010.  These increases were related to the continuing refinement of our current products to a production level quality and the protection of our patents.  Interest and derivative expenses also increased to $315,572 during the six months ended June 30, 2011, compared to $0 for the same period in 2010, due to convertible debt agreements with Asher Enterprises, Inc. and JMJ Financial, Inc.  We also incurred capital expenditures in the amount of $363,706 and $109,509, during the six months ended June 30, 2011 and 2010, respectively, for payments to complete the pilot design and final design of our production molds related to the 3 ml RevVac Safety Syringe.

Net Loss

Net loss for the six months ended June 30, 2011, was $2,082,138, compared to $205,904 for the same period in 2010, as the Company incurred greater expenses primarily related to an increase in salaries, consulting and legal fees and expenses associated with the convertible debt agreements as the safety syringe product transitions from the development stage to the production stage.  The Company incurred a net operating loss of $1,935,534 during the six months ended June 30, 2011, compared to a net operating loss of $205,904 for the same period in 2010.

Liquidity and Capital Resources

As of June 30, 2011, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due.  In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months.  Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the six months ended June 30, 2011 and 2010, was $1,735,730 and $(343,548), respectively.  The net loss for the six months ended June 30, 2011 and 2010, was $(2,082,138) and $(205,904), respectively.  This increase is primarily attributable to the increased expense related to consulting agreements, legal expenses, salaries and the interest and derivative expenses related to the convertible debt agreement.

Net cash used for investing activities for the six months ended June 30, 2011 and 2010, was $(382,706) and $(109,509), respectively.  This increase in cash used for investing activities is a result of the purchase of the syringe molds in the amount of $362,000 and the purchase of a licensing agreement in the amount of $19,000.

Net cash obtained through all financing activities for six months ended June 30, 2011, was $2,074,207, as compared to $386,000 for the six months ended June 30, 2010.  The increase in cash obtained through financing activities is primarily a result of cash received from the exercise of stock options in the amount of $1,202,720.  Additionally, cash adjustments through the issuance of convertible debt totaled $697,592 during the six months ended June 30, 2011. Of this $697,592, an increase of $461,500 was provided from principal on the 2011 convertible debt agreements.  A debt discount decrease of $309,438 has yet to be amortized as of June 30, 2011 and an increase from the balance of the derivative liability as of June 30, 2011 is $545,530.  Cash received under the terms of the Drawdown Equity Financing Agreement with Auctus Private Equity, Inc. (“Auctus”) totaled $206,470.

In order to fund the completion of the RevVac Safety Syringe production molds, we issued stock options and/or common stock when it is acceptable to third parties for services rendered in assisting us in the product distribution and marketing process.   Compensation costs related to the issuance of stock options to outside parties for services rendered during the three months ended June 30, 2011 and 2010 were $16,500 and $0, respectively.  We also sell stock as needed for cash through the equity line with Auctus to be used in our operations.  During the three months ended 2011 and 2010, we received proceeds from the sale of stock through this equity line with Auctus of $30,182 and $0, respectively.  Additionally, we received payments for exercised options during the three months ended June 30, 2011, totaling $1,202,720, compared to $97,110 for the three months ended June 30, 2010. This increase is due primarily to an increase in consulting agreements and the options issued under the terms of these agreements. Additionally, 2,000,000 options at .08 cents were exercised by our President, Thomas O’Brien in April.

As of June 30, 2011, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due.  We are searching for additional financing to generate the liquidity necessary to continue our operations.  Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all.  Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern.  We presently have an outstanding convertible note with JMJ Financial and an equity line agreement with Auctus, but due to the Company’s risks and uncertainties, there is no assurance that we will be successful in continuing to fund money under these financing transactions.  We may also not be able to establish new agreements.  Even if such new agreements are established, there is no assurance that they will result in any funding.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock.  We presently have 250,000,000 shares of common stock authorized, of which 49,178,580 shares were issued and outstanding as of June 30, 2011.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

We believe that our existing available cash and available funds through the convertible notes with JMJ Financial and our equity line with Auctus will enable us to meet our working capital requirements for at least the next 6 months.  Our estimated working capital requirement for the next 10 months is $1,900,000 with an estimated burn rate of $160,000 per month. This working capital requirement includes initial orders for the safety syringe expected in the 3rd quarter of 2011.

The Company entered into a two securities purchase agreements in 2011 with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company issued two convertible promissory notes to Asher Enterprises for an original principal amount of $60,000 on January 19, 2011, and $75,000 on May 12, 2011, in return for aggregate gross cash proceeds of $135,000.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the note.  The amount owed to Asher Enterprises at June 30, 2011, is $235,000. The note is convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

On February 22, 2011, the Company issued a $1,050,000 Convertible Promissory Note to JMJ Financial, Inc. (“JMJ”), a private investor.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 22, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion.

On February 28, 2011, the Company issued a $500,000 Convertible Promissory Note to JMJ.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 28, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion.

The following table summarizes total current assets, liabilities and working capital at June 30, 2011, compared to June 30, 2010.

	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)	Increase/ (Decrease)
Current Assets	$337,832	$4,565	$333,266
Current Liabilities	$2,313,243	$633,712	$1,679,531
Working Capital Deficit	$(1,975,411)	$(629,147)	$(1,346,264)

As of June 30, 2011, we had a working capital deficit of $1,975,411, as compared to a working capital deficit of $629,147 as of June 30, 2010, an increase of $1,346,264.  Factors contributing to the increase in this deficit include the settlement agreement reach with Gifford Mabie and the SEC, which increased current liabilities by $816,468, as of June 30, 2011.  Additionally, the issuance of the convertible notes and the embedded derivatives associated with these notes increases current liabilities to $908,028 as of June 30, 2011, as compared to a balance of $169,500 as of June 30, 2010.

Other current assets include the amount related to pre-paid consulting expenses incurred through the issuance and exercise of stock options July 1, 2010.  The balance of prepaid consulting fees as of June 30, 2011, was $285,044, compared to $0 as of June 30, 2010.  The remaining balance of $27,500 is a short term note receivable.

	June 30, 2011	June 30, 2010

Building	$—	$—
Production machinery and equipment	1,142,000	108,000
Furniture and fixtures	39,847	39,847
Office equipment	3,920	1,347
Leasehold improvements	—	—

Less: accumulated depreciation and amortization	(12,736)	(6,515)
Property, plant and equipment, net	$1,173,032	$142,679

Production machinery and equipment as of June 30, 2011, consisted primarily of amounts incurred in connection with the pilot molds and final molds related to the lines for the RevVac syringe.

The Company does not currently generate any cash from operations and does not have access to traditional credit facilities, however, the Company expects product sales beginning in the third quarter of 2011.  Over the next 12 months, we expect to rely upon funds raised from drawdowns under our equity line of credit with Auctus and subsequent funding under our $1,050,000 and $500,000 convertible promissory notes with JMJ Financial in order to implement our business plan and meet our liquidity needs going forward. The Company may also sell shares of its common stock or permit warrant exercises.  We presently have 250,000,000 shares of common stock authorized, of which 49,178,580 shares were issued and outstanding as of June 30, 2011.  If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Current Liabilities consists of the following:

	June 30, 2011	June 30, 2010

Accounts payable and credit cards	$380,028	$53,027
Accrued Salaries	120,000	320,824
Convertible Debentures and Accrued Interest	201,839	169,500
Note Payable and Accrued Interest	816,486	10,000
Derivative Liabilities	706,189	—

Other Current Liabilities	88,697	100,360

Total current liabilities	$2,313,243	$633,712

Changes in the balance to Accounts Payable are a result of the purchase agreement for the 1ml and 3ml RevVac Safety Syringe molds. Notes payable and Accrued Interest are a result of the settlement and determination of a liability with Gifford Mabie and the SEC.  The issuance of the convertible debt agreements resulted in an increase in convertible debentures, accrued interest and derivative liabilities. Other current liabilities include an amount due to a former employee of the Company.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant Changes in the Number of Employees

The Company will begin leasing additional space in the same building as of July 1, 2011 and expects to hire between 1 to 3 office personnel to assist with operations as sales commence with the 3ml Revvac safety syringe.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments other than those attached to the convertible debt agreements issued to JMJ Financial and Asher Enterprises.

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

(b) Changes in Internal Control over Financial Reporting

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2011, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2011.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

On August 10, 2011, the Company authorized an amendment and restatement to the Company’s 2007 Stock Option Plan, pursuant to which the Company, inter alia, amended the term “consultant” to include outside legal counsel.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	2007 Revised Stock Option Plan

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

Dated: August 15, 2011	By:	/s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)