Form 10-K/A
period 2010-12-31
Revolutions Medical CORP
filed 2011-09-16
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on a closing price of $0.24 was approximately $6,496,960.00.  As of September 13, 2011, the registrant had 50,969,873 shares of its common stock, par value $0.001, outstanding.

Explanatory Note

We are filing this amendment on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, to amend and restate our financial statements and related disclosures for the period ended December 31, 2010, as discussed in the notes to the accompanying restated financial statements.

Background of the Restatement

On July 15, 2011, the Company concluded that the previously issued financial statements for the year ended December 31, 2010, are no longer reliable because they failed to incorporate and account for the proper valuation of the embedded derivative of the convertible debt instrument issued.  Additionally, the valuation of common stock issued to satisfy a liability was improperly valued which resulted in an understatement of this liability.

An explanation of the errors and the impact on the Company’s financial statements is contained in the notes to the financial statements. The following is a brief summary of the accounting errors:

(1)
The Company failed to bifurcate the convertible debt agreement issued to Asher Enterprises, Inc. on October 19, 2010.  The above referenced agreement contains an embedded derivative that requires valuation as an embedded derivative liability on the balance sheet.  The Company initially treated the convertible debt as a conventional debt instrument that did not require bifurcation and a determination of fair value of the embedded derivative. The amended Balance Sheet and Statement of Operations have been updated to reflect this change at December 31, 2010.

(2)
The Company failed to bifurcate the convertible debt agreements issued to Asher Enterprises on February 26, 2010 for $75,000, March 31, 2010 for $50,000 and April 28, 2010 for $50,000. These convertible debt agreements were converted into 291,441 of common stock on October 18, 2010. Based upon guidance form ASC 470-20-55, the Company failed to amortize the debt discount from these convertible debt agreements in the amount of $125,000. The amended Balance Sheet, Cash Flow Statement and Statement of Shareholder’s Equity have been updated to reflect this change at December 31, 2010.

(3)
The Company (i) improperly valued and (ii) provided insufficient disclosure for, the issuance of common stock on December 14, 2010, to partially satisfy the judgment with the Commission involving Gifford Mabie.  Because the common stock placed in the special account is sold in small lots of 2,500 shares per day, the complete liquidation of the account would require 160 consecutive days of trading.  A valuation method for the common stock was incorrectly used based upon the previous 160 days of trading prior to the issuance of shares to the special account.  This has been corrected to value the shares based upon the 10-day average price following the date of issuance.  The amended Balance Sheet, Cash Flow Statement and Statement of Shareholder’s Equity have been updated to reflect this change at December 31, 2010.

(4)
The Company failed to include depreciation and amortization and compensation costs for options as operating expenses in the Statement of Operations.  The Company also failed to separate the exercise of warrants on the Statement of Cash Flows and Statement of Shareholder’s Equity.  These statements have been restated to reflect these changes and to correct a reconciliation error between the statements.

(5)
The Company incorrectly recorded shares of Treasury Stock Reserved as the balance of shares reserved instead of the par value of these shares reserved.  The adjustment to Treasury Stock and Paid in Capital is reflected on the amended Balance Sheet and Statement of Shareholder’s Equity.

(6)
A balance for the category “Acquired deficit of a former Minority interest now Owned 100%” was improperly recorded on both the 2008 and 2009 Statement of Shareholder’s Equity.  This balance has been corrected and is now only recognized on the 2009 Statement of Shareholder’s Equity.

(7)
Due to the significance of the prepaid consulting agreements, the amended filing reflects the material terms of the agreements as well as the valuation of the compensation expense and the services provided.

(8)	The Company incorrectly recorded the date of the report of the Company’s Independent Registered Accounting Firm as March 31, 2010. This has been corrected to March 31, 2011.

REVOLUTIONS MEDICAL CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

FORWARD LOOKING STATEMENTS

Included in this Form 10-K/A are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

We have had annual losses since our inception in 1986.  We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit.  As of December 31, 2010, we had accumulated a deficit of $25,576,751.  There is no assurance that our planned products will be commercially viable.  There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

The Company is filing this Form 10-K/A (as well as other amended periodic filings) in response to eight comments received from the SEC on August 24, 2011.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information with respect this plan as of the fiscal year ended December 31, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,706,350	0.21	5,293,650
Equity compensation plans not approved by security holders	-	-	-
Total	14,706,350	0.21	5,293,650

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

Critical Accounting Policies

Long-Lived Assets

We review the carrying values of our long-lived assets for possible impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. Management has determined there to be no impairment.

Patent Costs

Internal patent costs are expensed in the period incurred.

Stock-Based Compensation

The compensation cost relating to share-based payment transactions is measured based on the fair value of the equity or liability instruments issued and is expensed on a straight-line basis. For purposes of estimating the fair value of each stock option, on the date of grant, we utilize the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected volatility factor of the market price of the company’s common stock (as determined by reviewing its historical public market closing prices). Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Research and Development

Research and development costs are charged to expense when incurred. An allocation of payroll expenses to research and development is made based on a percentage estimate of time spent. The research and development costs include for 2010 involved patments to outside consultants for services provided in the continued product development of our line of safety syringes.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

PLAN OF OPERATION

The Company has registered with the U.S. Securities and Exchange Commission (“SEC”) shares of our common stock underlying an equity line agreement with Auctus Private Equity Fund in August 2010. The Company moved forward with the production of its 3ml Auto Retractable Vacuum Safety Syringe, the RevVac Safety Syringe, with a strategic manufacturing agreement with Medical Investment Group (MIG) dated September 17, 2010.  The Company’s expects that the first shipments of syringes should be delivered by the 2nd quarter 2011.  The Company should be able to continue making its payments per this manufacturing agreement with the use of its equity line and should start to receive revenue from the sales of its 3ml RevVac Safety Syringe by the 2 nd  quarter of 2011.  The Company should also be able to continue funding the clinical study with the Philadelphia College of Medicine, North Georgia Campus, using its proprietary MRI software tools, RevColor, RevDisplay and Rev3D with its current equity line.  The study should be completed in the 3rd quarter of 2011.

The Company completed its designs for the 5ml and 10ml RevVac safety syringe in November 2010. The Company started the designs for the 1ml in December 2010 and expects to be completed by March 2011, with anticipated production beginning in the 3rd quarter of 2011.  It is anticipated that the interchangeable needle (RevLok) design will be completed in the 3rd quarter of 2011 for it 3ml, 5ml and 10ml sizes.  All of the Company’s safety syringes expect to be in the manufacturing process by the end of 2011.  The Company started work in November 2010 on a new pre-filled syringe design using its patented vacuum technology and expects to file additional patents on this new design by the 2nd quarter of 2011.  The Company expects to complete designs and launch sales for its Software as a Service (SAS) business model using its MRI software tools by the 3 rd quarter of 2011.  The Company may also seek additional capital to secure a manufacturing facility in South Carolina for the production of its new pre filled safety syringes.

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

The net loss for 2010 was substantially higher than 2009 as the Company incurred greater expenses primarily related to an increase in salaries and consulting fees as the safety syringe product transitions from the development stage to the production stage. The Company incurred a net operating loss of $2,360,314 in 2010 compared to a net operating loss of $844,674 for 2009.  In addition to the higher expenses resulting from the company beginning to bring the safety syringe product to market, the Company issued shares related to the SEC settlement agreement with Gifford Mabie. This settlement agreement requires the Company to set aside shares that satisfy the remainder of the judgment following the liquidation of a brokerage account set up by Mr. Mabie to partially satisfy the judgment.  In 2010, after the complete liquidation of Mr. Mabie’s account, the company determined that the liability for the remaining settlement amount would be $924,568.  An expense was incurred for this amount in 2010, and 400,000 shares in the Company’s common stock were placed in an account to partially satisfy this liability beginning in July of 2011.

In order to fund the governmental approval process, we issue stock options and/or common stock when it is acceptable to the third party for services rendered in assisting us in the approval process.   Compensation cost related to the issuance of stock options to outside parties for services rendered in 2010 and 2009 were approximately $560,773 and $329,000, respectively.  We also sell stock as needed for cash to be used in our operations.  In 2010 and 2009, respectively, we receive proceeds from exercise of stock options or sale of stock of approximately $1,567,491 and $1,976,923. In 2010 and 2009, respectively, we receive proceeds from exercise of warrants of $58,700.  As of December 31, 2010, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due.  We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. We do not presently have any investment banking or advisory agreements in place and due to the Company’s risks and uncertainties, there is no assurance that we will be successful in establishing any such agreements. Even if such agreements are established, there is no assurance that they will result in any funding. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. See “RISK FACTORS.”

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

Net cash used for operating activities for the years ended December 31, 2010 and 2009 was $(1,208,524) and $(1,156,289), respectively. The Net Loss for the years ended December 31, 2010 and 2009 was $(2,575,283) and $(2,463,751), respectively.

Net cash used for investing activities for the twelve months ended December 31, 2010 and 2009 was $(782,375) and $(64,685), respectively. This increase in cash used for investing activities is primarily a result of the purchase of the syringe molds.

Net cash obtained through all financing activities for year ended December 31, 2010 was $1,993,188 as compared to $1,283,406 for the year ended December 31, 2009. Most of the cash received from financing activities resulted from issuance of stock to third party investors.

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

	December 31, 2010 (restated)	December 31, 2009 (audited)	Increase/ (Decrease)
Current Assets	$373,273	$67,228	$306,045
Current Liabilities	$1,581,108	$604,837	$491,430
Working Capital Deficit	$(1,207,835)	$(537,609)	$(185,385)

As of December 31, 2010, we had a working capital deficit of $1,207,835 as compared to a working capital deficit of $537,609 as of December 31, 2009, a decrease of $185,385.

The decrease is the result of several factors. The Company incurred a liability for the purchase of the safety syringe molds. This liability is expected to be paid in full by the end of the first quarter of 2011. The company also incurred a liability for the SEC settlement amount with Gifford Mabie. The Company did reduce the amount outstanding in accrued salaries and prepaid several consulting agreements due to expire June 30, 2011.  The Company has since exhausted  $2,575,283 in operating activities.

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

·
There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission.

·
There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

·	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at September 13, 2011:

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE
Rondald Wheet	45	Chairman, Chief Executive Officer	March 2005
Thomas M. Beahm (1)	60	Independent Director	October 2007
Thomas O’Brien	63	President, Director	October 2007
Burt Hodges	38	Chief Financial Officer	June 2011
Vincent Olmo	45	Chief Operating Officer	April 2011

(1)	Thomas M. Beahm is independent as that term is defined under the Nasdaq Marketplace Rules

Rondald L. Wheet

Rondald L. Wheet is the Chief Executive Officer and Chairman of the board of directors of Revolutions Medical Corporation and has served in this capacity since March 2005. Mr. Wheet has over 15 years’ experience in the investment banking industry. Working for several registered broker dealers, including Scott and Stringfellow and Cohig and Associates, Mr. Wheet was instrumental in the capital campaigns for several small cap companies, particularly in the medical field. Between January 2002 and March 2005, Mr. Wheet worked as an outside consultant advising numerous micro and small cap companies on capital financing, strategic partnerships, stock awareness, professional recruiting, and the mechanics of public offerings. He received a Bachelor of Science degree from the University of Towson in Finance and International Business, and he is a past President of the Metropolitan Exchange Club of Charleston, SC. In 2009, he was presented the South Carolina Palmetto Patriot Award.

Thomas O’Brien

Thomas O’Brien is the President and member of the board of directors of Revolutions Medical Corporation. Mr. O’Brien has more than twenty-five (25) years of general management experience in the medical device industry. He has special expertise in domestic and international sales, and marketing and distribution of high technology medical systems and services. He has held executive positions with medical industry leaders such as Pfizer, Toshiba, and Johnson & Johnson-owned Technicare Corporation. Mr. O’Brien played a pivotal role in the launch of Magnetic Resonance Imaging worldwide. He has held various President and CEO positions in both private and public corporations such as Palomar Medical, where he became President and CEO of Cosmetic Technology International, a Palomar subsidiary cosmetic laser center business operating worldwide; Energist USA (a UK company) where he was CEO of the USA business, marketing medical light based systems; Med-Aesthetic Solutions, International (an Australian company), a cosmetic laser company where he was the CEO; and at Biotrack, Inc., which developed a device for the localization for breast disease, he was the President and CEO. He has received a B.A. in foreign languages from the University of Maryland, served in the U.S. Air Force Security Service and also at the National Security Agency where he held a Top Secret Crypto clearance as a Chinese linguist.

Thomas M. Beahm

Thomas M. Beahm, MD, FACS, is a member of the board of directors of Revolutions Medical. Dr. Beahm is a practicing plastic surgeon, who lives in Chattanooga, Tennessee. He is an active member of the American Society of Plastic Surgeons, American College of Surgeons, and American Medical Association, and simultaneously owns and runs his own practice. In addition, he is Secretary of Integrated Voice Systems, which has software in over 130 hospitals, and is also serving on the board of Clear Image, Inc., a privately held company specializing in proprietary MRI Software and Hardware. Dr. Beahm also has experience directing plastic surgery mission work in various third world countries, coming to the aid of thousands of people in Asia, Africa, and South America. Dr. Beahm received a bachelor’s degree from Pittsburg State University in Pittsburg, KS and a medical doctorate degree from the University of Kansas. Thomas M. Beahm is independent as that term is defined under the Nasdaq Marketplace Rules.

Burt Hodges

Mr. Hodges is currently the Company’s Chief Financial Officer.  In this role, Mr. Hodges has management oversight and responsibility for all financial functions and capital resources of the Company, including corporate finance, project finance, corporate accounting, and reporting and risk management.  Prior to joining the Company, from December, 2004 to June, 2011, Mr. Hodges was a partner with Accel Financial Advisors, LLC and Accel Tax and Business Services, LLC (collectively, “Accel”), where he provided tax, financial reporting and management advice to corporate clients and individuals.  Prior to joining Accel, from July 2000 to December 2004, Mr. Hodges served as a tax resolution specialist and financial planner at J.K. Harris & Company, a tax resolution and financial advisory firm where he worked with corporate and individual clients performing business valuations and consulting on tax and financial matters. Mr. Hodges received his BBA in Finance from the University of Georgia and his MBA from the Citadel.  He is a licensed Certified Public Accountant and a Certified Financial Planner.

Vincent Olmo

Mr. Olmo is currently Chief Operating Officer of the Company.  Mr. Olmo combines over five years of experience in information technology and operations senior management, following an eighteen year career as a delivery manager and application architect.  Previously, he was involved with several large financial institutions holding various positions, including chief architect and application services executive.  From 2001 through 2006, Mr. Olmo was a Chief Architect for EDS, Inc., an information services company.  From 2006 to 2007, he was Vice President of Application Delivery for Realogy, Inc., a company managing franchising rights in the real estate industry.  From June 2007 to April 2011, he was an Application Services Executive for Hewlett-Packard, Inc., an information services company which focuses on delivering application development and management services for Fortune 500 companies.  Mr. Olmo has a Bachelor of Science degree in Electrical Engineering from Fairleigh Dickinson University and an MBA from Rutgers.

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

Family Relationships

Mr. Olmo is the brother-in-law of Mr. Wheet.  Other than the previously disclosed relationship, there are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

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

Legal Proceedings

None of the members of the board of directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our board of directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any Federal or State securities or commodities laws.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 13, 2011, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock		Percentage of Ownership of Common Stock (3)

Rondald L. Wheet	Chief Executive Officer, Chairman	4,312,000		8.46	% (2)

Dr. Thomas Beahm	Director	2,169,599		4.26%

Thomas O’Brien	President, Director	3,645,625		7.15	% (2)

Burt Hodges	Chief Financial Officer	0	(4)	0%

Vincent Olmo	Chief Operating Officer	0	(5)	0%

Officers and Directors Total	-	10,127,224		19.87%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Rondald L. Wheet, Revolutions Medical Corporation, 670 Marina Drive, 3rd Floor, Charleston, SC 29492.

(2)	This percentage does not include shares of Preferred Stock.

(3)	Based on 50,969,873 shares outstanding as of September 13, 2011.

(4)	This total does not include options to purchase 500,000 shares of the Company’s common stock.

(5)	This total does not include options to purchase 500,000 shares of the Company’s common stock.

Preferred Stock

The Company has 5,000,000 shares of preferred stock ($0.001 par value) authorized.  When the Company issues its preferred stock, it is designated with the year of when it is issued.  As of August 18, 2011, there were 1,500,000 shares of preferred stock outstanding.  On October 24, 2006, the Company designated 1,000,000 shares as Series 2006 Preferred Stock, which were then issued to Mr. Wheet, the Company’s Chief Executive Officer. Each share of preferred stock is convertible, at any time at the discretion of Mr. Wheet, into one share of the Company’s common stock for each share of series of preferred share. Each series of preferred stock has voting rights of 125 votes per share of series preferred voting together as one class with the Company’s common stock. As a result, Mr. Wheet has effective voting control of the Company’s common stock and as such can unilaterally decide on business matters. Upon conversion of the series preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share-not 125 votes per share. The Company designated 500,000 shares of Series 2009 Preferred Stock to Tom O'Brien in October 2009, according to 3 year employment contract.

Common Stock Options and Warrants Outstanding

As of August 18, 2011, there were 12,334,750 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from .08-.55 cents per share, all of which are exercisable. 9,453,750 options were granted in 2007 and 2008 at a weighted average price of .08 per share and are considered in the money as of August 18, 2011. Of these options exercisable at .08 cents per share, 2,000,000 shares have been exercised as of August 18, 2011.  5,531,000 options outstanding are presently out of the money, of which 2,031,000 are exercisable at $0.50 per share and 3,500,000 are exercisable at $0.55 per share.  9,953,750 of the options, as of August 18, 2011, were granted to officers and directors.  Additionally, under the terms of certain 2009 and 2010 private placement agreements, 1,989,900 warrants were issued with an exercise price of $0.50 cents and an expiration date of October 31, 2011.  Of those warrants, 117,400 have been exercised. 1,500,000 warrants were also issued under the terms of the manufacturing agreement with MIG.  These warrants have an exercise price ranging from $0.75 cents to $5.00 and an expiration date between December 31, 2011 and December 31, 2012.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, dated November 24, 2010 (filed as Exhibit 3.1 to our Form 10-K filed on March 31, 2011).

3.2	Bylaws (filed as Exhibit 2.2 to our Amended Form 10-SB filed August 15, 2001)

4.1	Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999)

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

REVOLUTIONS MEDICAL CORPORATION

September 16, 2011	By:	/s/ Rondald L. Wheet
Rondald L. Wheet
Chief Executive Officer
Principal Executive Officer

September 16, 2011	By:	/s/ Burt Hodges
Burt Hodges
Chief Financial Officer
Principal Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rondald L. Wheet	Chief Executive Officer and Chairman	September 16, 2011
Rondald L. Wheet

/s/ Dr. Thomas Beahm	Director	September 16, 2011
Dr. Thomas Beahm

/s/ Thomas O’Brien	President, Director	September 16, 2011
Thomas O’Brien

/s/ Burt Hodges	Chief Financial Officer	September 16, 2011
Burt Hodges

/s/ Vincent Olmo	Chief Operating Officer	September 16, 2011
Vincent Olmo

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm	F-2

Balance Sheets At December 31, 2010 and 2009	F-3

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2010 And For The Years Ended December 31, 2010 and 2009	F-4

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2010 And For The Years Ended December 31, 2010 and 2009	F-5 - F-6

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through December 31, 2010	F-7- F-13

Notes to Financial Statements	F-14 - F-28

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

These financial statements are being reissued to correct errors noted by the SEC and to better disclose certain information so as to not make the financial statements misleading..

/s/Hood Sutton Robinson & Freeman CPAs, P. C

Hood Sutton Robinson & Freeman CPAs, P. C.
Certified Public Accountants

March 30, 2011, except for Note 10, as to which the date is September 1, 2011
Tulsa, Oklahoma

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

BALANCE SHEET
December 31, 2010 and 2009

	December 31, 2010 (As Restated See Note 10)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$69,517	$67,228
Other Current Assets	303,756
Fixed Assets	812,478	36,151
Goodwill	48,277	52,672

TOTAL ASSETS	$1,234,028	$156,051

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$399,151	$133,388
Accrued Salaries	246,225	461,449
Embedded Derivative Liability	160,659
Notes Payable and Accrued Interest	775,073	10,000

Total current liabilities	1,581,108	604,837

Total liabilities	1,581,108	604,837

Minority Interest	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,500	1,500
Common stock, $0.001 par value, 250,000,000 shares authorized; 42,869,909 and 35,197,891 shares issued and outstanding at December 31, 2010 and 2009, respectively	42,869	35,198
Treasury Stock	(969)
Paid in capital	25,186,271	22,515,983
Deficit accumulated during the development stage	(25,576,751)	(23,001,467)

Total shareholders’ equity	(347,080)	(448,786)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,234,028	$156,051

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
From Inception (August 16, 1996) Through December 31, 2010 and
For The Years Ended December 31, 2010 and 2009

	FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2010(Restated)	YEAR ENDED DECEMBER 31, 2010(As Restated See Note 10)	YEAR ENDED DECEMBER 31, 2009

Investment Income	$170,753	$—	$—
Other Income	12,640	12,640	—
	183,393	12,640	—
EXPENSES
Research and development	2,843,406	257,350	303,000
Depreciation and Amortization	85,117	6,048	3,534
Transaction (See Note 3)	3,309,515	—	—
General and administrative	19,237,274	2,109,556	1,993,905

Total operating expenses	25,475,312	2,372,954	2,300,439

Operating loss	(25,291,919)	(2,360,314)	(2,300,439)

Interest income	17,276	—	—

Interest expense	285,112	166,671	—

Gain on disposal of assets	794	—	—

Gain on extinguishment of debt	(152,914)	—	(163,312)

Embedded Derivative Expense	48,299	48,299

Net loss before minority interest	(25,760,174)	(2,575,284)	(2,463,751)

Minority Interest in Subsidiary Loss	(183,422)	—	—

Net loss from operations	$(25,576,750)	$(2,575,284)	$(2,463,751)

Weighted average shares outstanding	36,805,472	36,762,006	31,848,172

Net loss per share (Note 1)	$(0.69)	$(0.07)	$(0.08)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
From Inception (August 16, 1996) Through December 31, 2010 and
 For The Years Ended December 31, 2010 and 2009

	FROM INCEPTION (AUGUST 16,1996) THROUGH DECEMBER 31, 2010 (Restated)	YEARS ENDED
		DECEMBER 31, 2010 (Restated)		DECEMBER 31, 2009
OPERATING ACTIVITIES
Net loss	$(25,576,751)	$(2,575,283)		$(2,463,751)
Plus non-cash charges to earnings:
Stock compensation expense	2,018,280			1,452,231
Depreciation and amortization	85,107	6,049		3,534
Purchase R&D - Clear Image	3,309,514	-		—
Common stock issued for services	4,977,262	560,773		636,041
Preferred stock issued for services	270,000	-		250,000
Expenses paid by third parties	57,134	-		-
Contribution of services by officer and employees	799,154	-		-
Services by officer and employees paid for with non-cash consideration	167,500	-		-
Compensation cost for option price reduction	50,000	-		-
Amortization debt discounts	125,000	125,000
Amortization of options and common stock issued for services	1,775,577	-		-
Allowance for doubtful accounts	50,900	-		-
Gain on extinguishment of debt	(10,398)	-		-
Write-off of Notes Receivable	14,636	-		-
Write-off of Notes Payable	(8,239)	-		-
Write-off of organizational costs	3,196	-		-
Write-off of zero value investments	785,418	-		-
Write-off of leasehold improvements and computer equipment	2,006	-		-
Compensation costs for stock options and warrants granted to non-employees	1,205,015	-		-
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(94,105)	(25,205)		(4,395)
(Increase) decrease in goodwill	(23,276)	-		-
(Increase) decrease in other receivables	(450,938)	(274,361)		-
Increase (decrease) in accrued salaries and consulting	(21,172)	(215,224)		(696,655)
Increase (decrease) in accrued interest	92,500	1,323		-
Increase (decrease) in accounts payable and accrued liabilities	2,413,169	1,188,405		(333,294)

Total operating activities	(8,108,511)	(1,208,524	) )	(1,156,289)

INVESTING ACTIVITIES
Purchase of equipment and furnishings	(889,102)	(782,375)		(39,685)
Investment in syringe patent development	(35,000)	-		(25,000)
Investment in Ives Health Company	(251,997)	-		-
Investment in The Health Club	(10,000)	-		-
				-
Total investing activities	(1,186,099)	(782,375)		(64,685)

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)
From Inception (August 16, 1996) Through December 31, 2010 and
 For The Years Ended December 31, 2010 and 2009

	FROM INCEPTION (AUGUST 16,1996) THROUGH DECEMBER 31, 2010	YEARS ENDED
	(Restated)	DECEMBER 31, 2010(Restated)	DECEMBER 31, 2009

FINANCING ACTIVITIES
Loans from shareholders	15,707	1,800	-
Repayment of loans from shareholders	(8,005)	-	-
Repayments of Promissory Notes	57,325	-	(133,429)
Common stock subscribed	546,500	-	512,500-
Sale of preferred stock for cash:	(1,000)	-	-
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	-	-
To third-party investors	5,329,320	1,529,991	345,634
From exercise of stock options and warrants	2,318,168	96,200	558,701
Less: Issue Costs	(102,318)	-	-
Common Stock issued for payment of debt	366,166	366,166
Convertible debentures issued for cash	355,000		-
Payment of exclusive license note payable	(100,000)	-	-
Treasury Stock	(969)	(969)
Total financing activities	9,561,694	1,993,188	1,283,406
Minority interest	(197,567)	-	-
Change in cash	2,289	2,289	64,432
Cash at beginning of period	67,228	67,228	4,796
Cash at end of period	$69,517	$69,517	$67,228

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	57,571	-	-

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	-	-
Common stock issued to founders	7,000	-	-
Common stock issued in connection with merger with Cerro Mining Corporation	300	-	-
20 to 1 reverse stock split	138,188	-	-
Common stock issued in Ives merger	346,262	-	-
Common stock subscriptions	69,800	-	-
Capitalized compensation cost for options granted	1,487,700	-	-
Common stock issued in exchange for promissory note	676,500	-	-
Common stock issued for payment of debt	152,553	-	-
Common stock issued for convertible debentures	465,660	275,000	-
Common stock issued for services	1,486,130	560,773	-
Common stock issued to pay Ives debt	27,000	-	-
Common stock issued to Clear Image shareholders under short form merger	12,208	-	-

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception (August 16, 1996) Through December 31, 2010 (As restated)

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

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
From Inception (August 16, 1996) Through December 31, 2010

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
Issuance of Common Stock for:
Cash from third-party investor	-	-	390,693	390	342,034	-	-	342,424
Less: Issue Costs	-	-	-	-	(16,743)	-	-	(16,743)
Options exercised by third-parties for cash	-	-	300,000	300	149,700	-	-	150,000
Services Rendered by third-parties	-	-	164,069	164	166,579	-	-	166,743
Value of Services Contributed by Officer and Employees	-	-	-	-	280,000	-	-	280,000
Compensation Cost for Stock options Granted to Non-Employees	-	-	-	-	89,728	-	-	89,728
Net Income (Loss) at December 31, 1999	-	-	-	-	(1,014,555)	-	-	(4,014,555)
Balance at December 31, 1999	-	-	12,317,349	12,317	5,121,795	(4,394,314)	0	739,798
Issuance of Common Stock for:
Cash from third-party investor	-	-	862,776	863	249,525	-	-	250,388
Less: Issue CostsValue of Services Contributed by Officer and Employees	-	-	-	-	405,000	-	-	405,000
Net Income (Loss) at December 31, 2000	-	-	-	-		(1,347,859)	-	(1,347,859)
Balance at December 31, 2000	-	-	13,180,125	13,180	5,776,320	(5,742,173)	0	47,327
Issuance of Common Stock for:
Cash from third-party investor	-	-	6,558,333	6,558	1,598,142	-	-	1,604,700
Purchased by Employees	-	-	3,650,000	3,650	543,850	-	(547,500)	-
Issued for Repayment of Debt	-	-	50,000	50	7,450	-	-	7,500
Less: Issue Costs	-	-	-	-	(85,575)	-	-	(85,575)
Services Rendered by third-parties	-	-	450,000	450	422,000	-	-	422,450
Compensation Cost of stock issued and options granted for services	-	-	200,000	200	1,487,500	-	-	1,487,700
Compensation Cost of stock issued and options granted for services to be amortized	-	-	-	-	(1,048,754)	-	-	(1,048,754)
Net Income (Loss) at December 31, 2001	-	-	-	-	(2,199,085)	-	-	(2,199,085)
Balance at December 31, 2001	-	-	24,088,458	24,088	8,700,933	(7,941,258)	(547,500)	236,263
Issuance of Common Stock for:
Cash from third-party investor	-	-	3,625,000	3,625	358,875	-	-	362,500
Exercise of Options	-	-	2,006,822	2,007	(2,007)	-	-	-
Payment towards promissory note balances	-	-	-	-	-	-	102,803	102,803
Amortized Compensation
Cost of stock issued and options granted for services	-	-	-	-	759,795	-	-	759,795

Compensation Cost of stock issued and options granted for services	-	-	1,200,000	1,200	323,300	-	-	324,500
Net Income (Loss)at December 31, 2002	-	-		—	-	(1,933,676)	-	(1,933,676)
Balance at December 31, 2002	-	-	30,920,280	30,920	10,140,896	(9,874,934)	(444,697)	(147,815)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2010

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
Issuance of Common Stock for:
MPI settlement costs of stock issued and options granted for services	—	—	1,140,000	1,140	139,560	—	—	140,700
Compensation cost of stock issued and options granted for services	—	—	7,000,000	7,000	133,000	—	—	140,000
Amortized compensation cost of stock issued and options granted for services	—	—	—	—	288,959	—	—	288,959
Indemnification cost of stock issued and options granted for services	—	—	4,000,000	4,000	76,000	—	—	80,000
Payment towards promissory note balances	—	—	—	—	—	69,201		69,201
Net Income (Loss) at December 31, 2003	—	—	—	—	—	(1,391,518)	—	(1,391,519)
Balance at December 31, 2003	—	—	43,060,280	43,060	10,778,415	(11,266,452)	(375,496)	(820,473)
Issuance of Common Stock for:
Cash from third- party investor	—	—	100,000	100	4,900	—	—	5,000
Exercise of Options	—	—	5,866,000	5,866	248,234	—	—	254,100
Exercise of Warrants	—	—	1,462,000	1,462	71,638	—	(1,000)	72,100
Compensation cost of stock issued for services	—	—	32,850,000	32,850	881,150	—	—	914,000
Payment towards promissory note balances	—	—	—	—	—	—	18,750	18,750
Net Income (Loss) at December 31, 2004	—	—	—	—	—	(1,552,008)	—	(1,552,008)
Balance at December 31, 2004	—	—	83,338,280	83,338	11,984,337	(12,818,460)	(357,746)	(1,108,531)
Issuance of Common Stock for Cash:
From third-party investors	—	—	13,039,187	13,039	277,661	—	—	290,700
From the exercise of options	—	—	1,800,000	1,800	43,200	—	—	45,000
Issuance of Common Stock for Subscription	—	—	5,200,000	5,200	28,800	—	(34,000)	—
Common stock issued for services	—	—	21,250,000	21,250	455,250	—	—	476,500
Common stock issued pursuant to Joint Venture	—	—	5,833,331	5,833	132,000	—	—	137,833
Value of warrants granted pursuant to Joint Venture	—	—	—	—	499,733	—	—	499,733
Value of options granted for services	—	—	—	—	130,900	—	—	130,900
Reclassification of receivables against amounts owed	—	—	—	—	—	—	357,746	357,746
Net Income (Loss) at December 31, 2005	—	—	—	—	—	(1,310,783)	—	(1,310,783)
Balance at December 31, 2005	—	—	130,460,798	130,460	13,551,881	(14,129,243)	(34,000)	(480,902)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2010

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
Issuance of Common Stock:
From the exercise of options for services	—	—	1,000,000	1,000	—	—	—	1,000
From the exercise of options for cash	—	—	3,000,000	3,000	72,000	—	—	75,000
From the exercise of warrants	—	—	6,000,000	6,000	—	—	—	—
Payment of Common Stock Subscription	—	—	—	—	—	—	34,000	34,000
Common Stock issued for services	—	—	5,500,000	5,500	102,000	—	—	107,500
Preferred Stock issued for services	1,000,000	1,000	—	—	19,000	—	—	19,000
Capital contributed by shareholder	—	—	—	—	3,000	—	—	3,000
Cancellation of Joint Venture with Globe	—	—	—	—	(625,066)	—	—	(625,066)
Common stock issued to Globe then returned to treasury	—	—	(500,000)	(500)	(12,000)	—	—	(12,500)
Compensation cost for option price reduction	—	—	—	—	50,000	—	—	—
Net Income (Loss) a December 31, 2006	—	—	—	—	—	(598,302)	—	(598,302)
Balance at December 31, 2006	1,000,000	1,000	145,460,798	145,460	13,160,815	$(14,727,545)	—	(1,427,270)
From the exercise of Issuance of Common Stock: Reverse stock split (1 for 20)	—	—	(138,187,826)	(138,188)	138,188	—	—	—
Sale of common stock for cash:	—	—	845,000	845	299,155	—	—	300,000
Issuance of common stock for Clear Image stock	—	—	8,273,788	8,274	3,301,241	—	—	3,309,515
Stock compensation	—	—	—	—	223,246	—	—	223,246
Issuance of Common Stock:
From the exercise of options for cash	—	—	125,000	125	9,875	—	—	10,000
warrants	—	—	345,662	346	6,568	—	—	6,914
Common Stock issued for services	—	—	1,225,000	$1,225	388,775	—	—	390,000
Issuance of restricted stock	—	—	40,000	40	$9,960	—	—	10,000
Net Income (Loss) at December 31, 2007	—	—	—	—	—	$(4,475,017)	—	(4,475,017)
unknown	—	—	—	—	—	—	—	(7,000)
BALANCE AT DECEMBER 31, 2007	1,000,000	1,000	18,127,422	$18,127	$17,537,824	$(19,202,563)	—	$(1,645,612)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2010

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
From the exercise of Issuance of Common Stock:
Sale of common stock for cash:	—	—	4,720,978	$4,722	300,101	—	—	304,823
Issuance of Common Stock:
From the exercise of options for cash	—	—	2,300,000	2,300	395,317	—	—	397,617
Common Stock issued for services	—	—	1,419,704	1,419	258,501	—	—	259,920
Common Stock issued for repayment of debt	—	—	271,491	271	132,759	—	—	133,030
Common Stock issued to Clear Image investors to participate in the merger	—	—	43,600	44	12,164	—	—	12,208
Stock compensation	—	—	—	—	342,801	—	—	342,801
Acquired deficit of former Minority interest now Owned 100%	—	—	—	—	—	—	—	—
Net Income (Loss) at December 31, 2008	—	—	—	—	—	(1,335,154)	—	(1,335,154)
BALANCE AT DECEMBER 31, 2008	1,000,000	$1,000	26,883,195	$26,883	$18,769,691	$(20,537,771)	—	$(1,740,143)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2010

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Subscription Receivable	Total
From the exercise of Issuance of Common Stock:
Sale of common stock for cash:	—	—	7,954,424	$7,954	1,495,751	—	—	1,503,705
From the exercise of options for cash	—	—	6,751,250	6,751	2,367,789	—	—	2,374,540
Preferred Stock issued for services	1,500,000	1,500	—	—	268,500	—	—	268,500
Common Stock issued for services	—	—	2,049,704	2,049	587,171	—	—	589,220
Common Stock issued for repayment of debt	—	—	271,491	271	132,759	—	—	133,030
Common Stock issued to Clear Image investors to participate in the merger	—	—	43,600	44	12,164	—	—	12,208
Stock compensation	—	—	—	—	342,801	—	—	342,801
Acquired deficit of former Minority interest now Owned 100%	—	—	—	—	(209,776)	—	—	(209,776)
Net Income (Loss) at December 31, 2009	—	—	—	—	—	(2,463,751)	—	(2,463,751)
BALANCE AT DECEMBER 31, 2009	1,500,000	$1,500	35,197,891	$35,198	$22,515,983	$(23,001,468)	—	$(448,786)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
From Inception (August 16, 1996) Through December 31, 2010

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Treasury Stock Reserved	Total
From the exercise of Issuance of Common Stock:
Sale of common stock for cash:	—	—	4,810,287	$4,810	1,525,181	—	—	1,529,991
From the exercise of options for cash	—	—	150,000	150	37,350	—	—	37,500
From exercise of warrants for cash	—	—	117,400	117	58,583	—	—	58,700
Common Stock issued for services	—	—	2,194,890	2,195	558,578	—	—	560,773
Common Stock issued for repayment of debt	—	—	799,441	799	490,367	—		491,166
Common Stock issued to Clear Image investors to participate in the merger	—	—	—	—	—	—	—	—
Treasury Stock	—	—	—	—	—	—	(969)	(969)
Acquired deficit of former Minority interest now Owned 100%	—	—	—	—	—	—	—	—
Net Income (Loss) at December 31, 2010	—	—	—	—	—	(2,575,284)	—	(2,450,284)
BALANCE AT DECEMBER 31, 2010	1,500,000	$1,500	42,869,909	$42,869	$25,186,270	$(25,576,751)	$(969)	$(347,080)

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

Stock-based Compensation

 The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation: Stock Compensation” (“Topic No. 718”).  Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income.  The fair value of common stock issued for compensation is measured at the market price on the date of grant.  The fair value of the Company’s equity instruments, other than common stocks, is estimated using a Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award.  In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period.  The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50,“Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

On July 1, 2010 the Company entered into a series of consulting agreements to perform marketing services for the company as it begins to enter into the production stage for the RevVac safety syringe. Consultants are obligated under the contract to promote the product within various spheres of influence. These spheres of influence include, but are not limited to, medical product distributors, hospitals, doctors and government agencies.

Consults are issued options at a discount to the market price at the day of issuance. These options must be exercised within a 10 day window from the time of issuance. The consultants therefore are committed to purchasing these options in order to enter into the consultant agreement and are obligated to adhere to the terms of the agreement. The agreements are recorded as a prepaid consulting expense upon the commencement of the agreement and expensed each quarter for the duration of the agreement. The amount to be determined for the consulting expense is determined based upon the options issued using the Black-Scholes model. Since the exercise window for these options is so short, the amount of the consulting expense is recorded as the difference between the exercise price and the market price as of the date of issuance.

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

Depreciation and amortization expense is recorded on a straight-line basis over the estimated useful life of the asset as listed below:

Asset Category	Useful Lives

Machinery and equipment	3 to 15 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of leasehold improvement life or remaining term of lease

The Company reviews the carrying value of the long-lived assets periodically to determine if facts and circumstances exist that would suggest that assets might be impaired or that the useful lives should be modified. Among the factors the Company considers in making the evaluation are changes in market position and profitability. If facts and circumstances exist which may indicate impairment, the Company will prepare a projection of the undiscounted cash flows of the asset group and determine if the long-lived assets are recoverable based on these undiscounted cash flows. If impairment is indicated, an adjustment will be made to reduce the carrying amount of these assets to their fair value.

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

Fair Value of Financial Instruments
The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

• Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

• Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available. The following are the major categories of liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Derivative instruments:
Embedded Derivative liability	$160,659	$—	$—	$160,659

The Company's financial instruments consisted primarily of cash, accounts receivable, prepaids, accounts payable, accrued liabilities, and short term debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2010 and 2009, respectively, due to the short-term nature of these instruments.

Derivative Liabilities
Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

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

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(25,451,751) for the period from inception (August 16, 1996) to December 31, 2010. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The agreement reached with the Commission on behalf of Gifford Mabie specifies that the Company is to periodically issue shares to the special account for Gifford Mabie in order that 2,500 shares can be sold each day the market is open until the liability is satisfied. On December 14, 2010, the Company issued 400,000 shares toward the satisfaction of the outstanding liability of $924,568. The value of the shares and the reduction in the liability for this settlement is based upon taking the 10 day average share price following the date of issuance. This valuation, based upon 46 cents per share, reduced the amount of the liability remaining by $184,000 to $740,568.  The remaining liability will be adjusted each quarter based upon the actual share price each day that shares are sold from the account.  A new valuation for the stock in the account but not yet sold will be taken each quarter based upon the 10 day average price prior to the end of each quarter.

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

2010 COMMON STOCK TRANSACTIONS

During the year ended December 31, 2010, 150,000 shares of common stock were issued as option holders exercised their options to purchase common stock receiving proceeds of $37,500.  4,810,287 shares were issued to third party investors and investors under the terms of a stock subscription agreement. The Company received proceeds of $2,136,016 in connection with these share issuances. The company also granted 1,989,000 warrants during 2010 under the terms of the stock subscription agreement. 117,400 shares were exercised from these warrants with the Company receiving proceeds of $58,700.

Also during the year ended December 31, 2010, the Company issued an additional 2,194,890 shares of common stock with a total value of $560,773 in lieu of cash as payment for outside services.

During the year, the Company converted 399,441 shares of common stock for $175,000 under the terms of a convertible debt agreement.

During the year, the Company converted 271,491 shares of common stock for $175,000 under the terms of a convertible debt agreement.

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

NOTE 10- Restatement of Form 10-K

On October 19, 2010, the Company issued an 8% secured convertible note (the “October 2010 Note”) in the amount of $125,000 to Asher Enterprises, Inc. (“Asher”). The Company failed to bifurcate the convertible debt agreement issued to Asher Enterprises, Inc. on October 19, 2010 according to the guidance provided by ASC 815-15-25.The principal and accrued interest is payable on July 21, 2011, or such earlier date as defined in the agreement.  The note is convertible by Asher at any time after the six month anniversary of the issue date and by the Company at any time after issue with conversion periods as defined in the agreement.  The note is convertible into shares of the Company’s common stock at a price of 55% of the average of the three lowest trading prices of the stock during the ten trading day period ending one day prior to the date of conversion.  Asher is not entitled to convert any portion of an October 2010 Note to the extent that the shares to be issued in connection therewith would cause Asher’s beneficial ownership of the Company’s common stock to exceed 4.99% of the outstanding shares of the Company’s common stock.  Because of the operation of the floating conversion price and the limitation on the ability of Asher to convert as described above, the Company is unable to determine at any time that number of shares into which Asher could convert the October 2010 Note.

The October 2010 Note contains customary representations and warranties, customary affirmative and negative covenants, customary anti-dilution provisions, and customary events of default that entitle Asher to accelerate the due date of the unpaid principal amount of, and all accrued and unpaid interest on, the October 2010 Note.  A default on the October 2010 Note could lead to certain penalties, including an obligation to (a) pay all of the following, plus an additional 50% of (i) default interest, (ii) other monetary penalties, and (iii) the outstanding balance on the October 2010 Note currently has a balance of $125,000.

Asher is entitled to have all shares issued upon conversion of the October 2010 Note listed upon each national securities exchange or other automated quotation system, if any, upon which shares of the Company’s common stock are then listed.

The Company accounts for the fair value of the conversion features in accordance with ASC Topic No. 815-15 “Derivatives and Hedging; Embedded Derivatives” (“Topic No. 815-15”).  Topic No. 815-15 requires the Company to bifurcate and separately account for the conversion features as an embedded derivative contained in the Company’s convertible debt.  The Company is required to carry the embedded derivative on its balance sheet at fair value and account for any unrealized change in fair value as a component of results of operations.  The Company valued the embedded derivative using the Black-Scholes pricing model.  The fair value upon issuance of the October 2010 Note of $173,299.87 was recorded as a derivative liability.  A discount to the convertible debt principal was recorded for $125,000 and a derivative expense was recorded for $48,299.87.  Amortization of debt discount amounted to $33,181.82 for the three months ended December 31, 2010.  As of December 31, 2010, the Company recognized a gain in the fair value of the embedded derivative of $12,640.81 and reduced the embedded derivative liability by this same amount.  The derivative liability in the October 2010 Note will be revalued each reporting period using the Black-Scholes model.

The Black-Scholes model was valued with the following inputs:

•
Stock Price – The Stock Price was based on the average closing price of the Company’s common stock in the three days prior to the valuation date.  The valuation date can either be the date of issuance of the convertible debt note or the last day of a reporting period (the “Valuation Date”).  Stock prices ranged from $0.45 to $0.47 in this period with an average stock price of $0.46.

•	Variable Conversion Price – The variable conversion price was based on 55% of the average of the three lowest stock prices out of the last 10 trading days prior to the Valuation Date.

•	Time to Maturity – The time to maturity was determined based on the length of time between the Valuation Date and the maturity of the debt.

•
Risk Free Rate – The risk free rate was based on the one year treasury note rate as of the Valuation Dates with term commensurate with the remaining term of the debt.  The risk free rate as of the commitment date was 0.22%.

•	Volatility – The volatility was based on the historical volatility of the Company.

Changes to the balance sheet
The following table indicates the adjustments that were made to the balance sheet as a result of the corrections for the Gifford Mabie settlement, the convertible debt bifurcation and the par value treatment of the Treasury Stock Reserved.

(1)
The embedded derivative is included in current liabilities based upon the 12/31/2010 value. The Company failed to bifurcate the convertible debt agreement issued to Asher Enterprises, Inc. on October 19, 2010 according to the guidance provided by ASC 815-15-25. Due to the potentially unlimited shares that could be issued at conversion of the debt agreement, the Company is required to bifurcate the agreement into a debt instrument with a call provision. The above referenced agreement contains an embedded derivative that requires valuation as an embedded derivative liability on the balance sheet.  The embedded derivative was valued under the guidance of ASC 815-15.

(2)
Notes payable is increased by $100,000 for the correct amount of debt satisfied through the Asher Enteprises conversion. The amount of the note originally recorded as being satisfied by the conversion of convertible debt into common stock on October 18, 2010 was overstated by $100,000. The correct amount of debt converted on this date was $125,000 instead of $225,000.

(3)
Notes payable is increased by $316,000 to record the correct amount of debt satisfied through the issuance of 400,000 shares toward the Gifford Mabie settlement on December 14, 2010. Because the common stock placed in the special account is sold in small lots of 2,500 shares per day, the complete liquidation of the account would require 160 consecutive days of trading.  A valuation method for the common stock was incorrectly used based upon the previous 160 days of trading prior to the issuance of shares to the special account.  This has been corrected to value the shares based upon the 10-day average price following the date of issuance. This valuation is based upon guidance of EITF Issue No. 95-19.

(4)
The Company failed to bifurcate the convertible debt agreements issued to Asher Enterprises on February 26, 2010 for $75,000, March 31, 2010 for $50,000 and April 28, 2010 for $50,000. These convertible debt agreements were converted into 291,441 of common stock on October 18, 2010. Additionally, the Company failed to amortize the debt discount from these convertible debt agreements in the amount of $125,000. Based upon guidance form ASC 470-20-55, the Company fully amortized the debt discount of $125,000 for these three agreements. An adjustment was made to recognize this expense on October 18, 2010. This change is not included in the 10-Q Forms filed for March 31, June 30 and September 30, 2010 but is fully recognized in the restated 10-K/A financial statements for 2010. The fair value change resulting from the embedded derivatives for these contracts was considered an immaterial change by the Company for quartes ending March 31, June 30 and September 30, 2010.

(5)
Treasury stock originally recorded based upon the number of shares issued is reduced to par value.  Under guidance of ASC 505-10, the correction for this error records the issuance of these shares at par value.

(6)
Paid in capital is reduced by the $100,000 correction of convertible debt conversion, the $316,000 toward the Gifford Mabie liability and the $967,859 from the Treasury Stock reserved. Paid in Capital is increased by $125,000 due to the additional Paid in Capital from the amortization of the debt discount on the convertible debt notes converted into common stock. The accumulated deficit is increased by $68,841 due to the additional expenses resulting from the bifurcation and valuation of the embedded derivative within the October convertible debt agreement with Asher Enterprises. The accumulated deficit account is also increase by $125,000 for the amortization of the debt discount on issuance of the three Asher Enterprises convertible debt agreements converted into common stock on October 18, 2010.

	As Previously Reported	Adjustments	12/31/2010 As Restated
CURRENT LIABILITIES
AP and Accrued Liabilities	399,151	-	399,151
Accrued Salaries	246,225	2	246,255
Embedded Derivative Liability	-	160,659	160,659
Notes Payable and Accrued Interest	450,891	324,182	775,073
Total Accounts Payable & Accrued Liabilities	1,096,267		1,581,108

Total Liabilities	1,096,267	-	1,158,108

Preferred Stock	1,500	-	1,500
Common Stock	42,869		42,869
Treasury Stock	(968,828)	967,859	(969)
Paid In Capital	26,445,130	(1,258,859)	25,186,271
Accumulated Deficit	(25,382,910)	(193,841)	(25,576,751)
Total Stockholder’s Equity	137,761		(347,080)

The following table indicates the adjustments that were made to the Statements of Operations as of 12/31/2010.

1)
Other income was increased by $12,641 as a result of the gain in fair value from the embedded derivative. This gain is based upon Guidance of ASC 815-15 and a fair value was determined as of December 31, 2010.

2)
Interest expense was increased by $33,182 as a result of the increased interest expense due to theoutstanding convertible debt as of December 31, 2010. Interest expense was also increased by $125,000 as a result of the amortization of the debt discount related to the three Asher Enterprises convertible debt agreements converted into common stock on October 18, 2010. Treatment of this debt is based upon the guidance of ASC 470-20-55.

3)	An embedded derivative expense was recognized for $48,299 from the initial recording of the convertible debt based upon guidance of ASC 815-15.

4)
Compensation costs for stock options was originally reported as a non-operating expense on the originally filed 10-K. For the amended filing based upon guidance from ASC 718, these costs have been included in General and Administrative expenses as an operating expense. For 2010, the Company did not recognize any expense related to compensation costs for issuance of stock options.

Statement of Operations
	As Previously reported	Adjustments	As Restated
Other Income	-	12,641	12,641
Depreciation Expense	-	(6,048)	6,048
Total operating expenses	2,366,906	(6,048)	2,372,954
Operating Loss	2,366,906	6,593	2,360,314
Interest Expense	8,489	(158,182)	166,671
Embedded Derivative Expense	-	(48,299)	48,299
Net loss from operations	2,381,443	(193,841)	2,575,284

The following table indicates the adjustments that were made to the Statement of Cash Flows as of December 31, 2010.

1)	Net Loss from operations increased by $193,841 due to adjustments to the Statements of Operations listed above.

2)
An increase to cash adjustments from operating activities was recognized from the amortization of debt discount of the Asher Enterprises convertible debt agreements converted into common stock on October 18, 2010.

3)
A decrease in cash flow from operations to the category “Other receivables” as a result of a decrease in other receivables has been corrected to record the correct balance of ($274,361).  This was erroneously recorded as a decrease to accrued salaries and  consulting. This category has been increased by $274,361.

4)
An increase in cash flow from operations to the category “Accounts payable” as a result of an increase in accounts payable has been corrected to record the correct balance of $1,188,405.  This was previously recorded as an increase of $534,236. This increase is due to an erroneous initial recording and the increased note payable for the Gifford Mabie liability.

5)
A new category has been added to the cash flow from financing activities to include the common stock issued from conversion of debt.  The increase to cash from the category “Common stock issued from conversion of debt” for 2010 is $366,166.  Also, the amount of cash received from warrants has been added to the financial statements to the existing category “From exercise of stock options”. The addition of this resulted in an increase to cash to the category “From the exercise of stock options and warrants” of 96,200.  The category “From the exercise of stock options” was recorded on the 10-K as an increase of $37,500.

6)
An increase in cash flow from financing activities as a result of an increase to the category “Sale of common stock issued for cash to third party investors” has been corrected to record the correct balance of $1,529,991.  This category was previously recorded as $2,239,216

	As Previously Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Net Loss	$(2,381,443	(193,840)	$(2,575,283
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discounts	-	125,000	125,000
Changes in working capital accounts:
Other receivables and advance payments	-	(274,361)	(274,361)
Change in accrued salaries and consulting	(498,585)	274,361	(215,224)
Accounts payable	534,236	654,169	1,188,405
Net cash provided by operating activities	(1,793,852	(585,328)	(1,208,524
Net cash used in investing activities	(782,375)	-	(782,375)

Cash Flows From Financing Activities
Sale of Common Stock to third party investors	2,239,216	(709,775)	1,529,991
Common stock issued for payment of debt	-	366,166	366,166
Convertible debentures issued for cash	300,000	(300,000)	-
Treasury Stock		(969)	(969)
From exercise of stock options and warrants	37,500	58,700	96,200
Net cash provided by financing activities	2,578,161	(584,973)	1,993,188

Effect of exchange rate changes on cash	-		-
Net increase in cash and cash equivalents	2,289	-	2,289
Cash and cash equivalents, beginning of year	67,228		67,228
Cash and cash equivalents, end of year	$69,517	-	$69,517