Form 10-Q/A
period 2011-03-31
Revolutions Medical CORP
filed 2011-09-16
CIK 1041009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of September 13, 2011, there were 50,969,873 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This Amendment No. 1 to Revolution Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is being provided in order to amend and restate (i) the unaudited financial statements and footnotes thereto within Item 1 – Financial Information, (ii) corresponding changes in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iii) amendments to Item 4 – Controls and Procedures.  Such amendments referenced in (i) and (ii) above are necessary in order to account for re-calculation of derivative liabilities and Gifford Mabie liability balance. (See NOTE 9 –RESTATEMENT).

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

	March 31, 2011(Restated)	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$102,024	$69,517
Other Current Assets	226,556	303,756
NON-CURRENT ASSETS
Fixed Assets	1,172,945	812,478
Goodwill	23,276	23,275
Intangible Assets, Net	40,000	25,000

TOTAL ASSETS	$1,564,801	$1,234,028

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$403,811	$399,151
Accrued Salaries	246,225	246,225
Embedded Derivative Liability	476,383	160,659
Notes Payable and Accrued Interest	892,099	775,073

Total current liabilities	2,018,518	1,581,108

Total liabilities	2,018,518	1,581,108

SHAREHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,500,000 shares issued and outstanding	1,500	1,500
Common stock, $0.001 par value, 250,000,000 shares authorized; 44,190,634 and 42,869,909 shares issued and outstanding at 3/31/11 and 12/31/10, respectively	44,191	42,869
Common Stock Subscribed	339,750
Treasury Stock	(969)	(969)
Paid in capital	25,622,098	25,186,271
Deficit accumulated during the development stage	(26,460,285)	(25,576,751)

Total shareholders’ equity	(453,715)	(347,080)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,564,801	$1,234,028

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	From Inception (August 16, 1996) Through	Three Months Ended March 31,
	March 31, 2011(Restated)	2011 (Restated)	2010
Investment Income	$170,753	$—	$—
Other Income	34,574	21,935	—
	205,327	21,935	—
EXPENSES
Research and development	2,843,406	—	—
Purchased R&D	3,309,515	—	—
General and administrative	20,000,014	762,740	227,813
Depreciation and amortization	86,651	1,534	1,490
Total operating expenses	26,239,586	764,274	229,303

Operating income (loss)	(26,034,258)	(742,339)	(229,303)

Interest income	17,277	1	—

Interest expense	363,648	78,536	—

Gain on disposal of assets	794	—	—

Gain on extinguishment of debt	(152,914)	—	—
Embedded Derivative Expense	$110,958	62,659	$—

Net loss before minority interest	(26,643,707)	(883,553)	(229,303)

Minority Interest in Subsidiary Loss	(183,422)	—	—

Net loss from operations	$(26,460,285)	$(883,553)	$(229,303)

Weighted average shares outstanding	37,364,330	44,070,634	35,247,557

Net loss per share (Note 1)	$(0.71)	$(.02)	$(0.01)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	From Inception (August 16, 1996) Through March 31,	Three Months Ended March 31,
	2011(Restated)	2011(Restated)	2010
OPERATING ACTIVITIES
Loss from operations before minority interest	$(26,460,284)	$(883,533)	$(229,303)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	—	—
Depreciation and amortization	86,641	1,534	1,490
Embedded Derivative Expenses	62,659	62,659
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	5,278,262	301,000	—
Preferred stock issued for services	270,000	—	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	799,154	—	—
Services by officer and employees paid for with non-cash consideration	167,500	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of Debt Discounts	186,612	$61,612
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	—
Write-off of Notes Receivable	(21,934)	(21,934)	—
Write-off of Notes Payable	14,636	—	—
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,205,015	—	—
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(94,105)	—	—
Increase in other assets	4,395	4,395	—
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(452,538)	(1,600)	—
Increase (decrease) in accrued salaries and consulting	51,633	72,805	15,000
Increase (decrease) in accrued interest	107,774	15,274	—
Increase (decrease) in accounts payable and accrued liabilities	2,419,428	6,259	—
Total operating activities	(8,490,041)	(381,530)	(212,813)
INVESTING ACTIVITIES
Purchase of equipment and furnishings	(1,251,102)	(362,000)	—
Investment in patent development	(50,000)	(15,000)	—
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(1,563,099)	(377,000)	(1,509)
FINANCING ACTIVITIES
Loans from shareholders	15,707	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	—	—
Common stock subscribed	886,250	339,750	—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	—
To third-party investors	5,505,607	176,287	89,000
From exercise of stock options and warrants	2,318,168	—	—
Common stock issued for payment of debt	366,166
Less: Issue Costs	(102,318)	—	—
Convertible debentures issued for cash	630,000	275,000	75,000
Payment of exclusive license note payable	(100,000)	—	—
Treasury stock	(969)
Total financing activities	10,352,731	791,037	164,000
Minority interest	(197,567)	—
Change in cash		32,507	(50,323)
Cash at beginning of period	—	69,517	67,228
Cash at end of period	$102,024	$102,024	$16,905
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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes.  In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  At March 31, 2011, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

The following table summarizes fair value measurements by level at March 31, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$102,024	$—	$—	$102,024

Derivative liability	$—	$—	$(476,383)	$(476,383)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.19% to 0.22%
Expected life	0 to 3 years
Dividend Yield	0%
Volatility	0% to 181%

The following is a reconciliation of the derivative liability:

Value at December 31, 2010	$160,659
Issuance of instruments	$337,659
Decrease in Value	$(21,934)
Reclassification	$—
Value at March 31, 2011	$476,383

Notes and Loans Payable

At March 31, 2011 and December 31, 2010, notes and loans payable consist of:

	March 31, 2011	December 31, 2010
Convertible Promissory Note Payable to JMJ Financial, secured by the Company’s assets, one time interest charge of 8%, due February 22, 2014	$215,000	$—
Convertible Promissory Note Payable to JMJ Financial, secured by the Company’s assets, one time interest charge of 8%, due February 28, 2014	—	—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before July 21, 2011	125,000	125,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before October 21, 2011	60,000	—

Total	400,000	125,000
Less: Unamortized Discount	(305,202)	(91,818)
	$94,794	$33,182

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

Asher Enterprises, Inc.

The Company entered into a securities purchase agreement with Asher Enterprises, pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $60,000 on January 19, 2011.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the notes’ respective issuance.  The amount owed to Asher Enterprises at March 31, 2011, is $185,000. This includes the note issued for $60,000 in 2011 and the October, 2010 note for $125,000. The notes are convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

Debt Discount

In connection with the $185,000 outstanding from Asher Enterprises pursuant to short-term notes issued on October 19, 2010 and January 19, 2011, we recorded interest expense to amortize the debt discount in the amount of $55,727 during the quarter ended March 31, 2011.

In connection with the sale of a Convertible Promissory Note Agreement on February 22, 2011, with JMJ, relating to a private placement of a total of up to $1,050,000 in principal amount, we recorded interest expense to amortize the debt discount in the amount of $5,885 during the quarter ended March 31, 2011.  This amount is based upon $215,000 we received from this agreement.

There remains a total of $305,202 of debt discount yet to be amortized as of March 31, 2011.

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

In 2010, the Company determined the final liability balance upon the complete liquidation of Mr. Mabie’s account and issued 400,000 shares of the Company’s common stock as additional repayment for this debt.  The balance for this settlement debt as of March 31, 2011 is $780,708.

The agreement reached with the SEC on behalf of Gifford Mabie specifies that the Company is to periodically issue shares to the special account for Gifford Mabie in order that 2,500 shares can be sold each day the market is open until the liability is satisfied.  When the 400,000 shares were placed in the special account on December 14, 2010, to be sold over the course of the next 160 days the market was open, an estimated value for these shares was determined based upon the 10 day average share price following the date of issuance.  As of December 31, 2010, the remaining debt to be paid was $740,568 based upon this valuation.  As of March 31, 2011, an adjustment has been made based upon a revised valuation of the shares in the account.  The debt liability as of March 31, 2011, is $780,708.

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

The Company’s 2007 Stock Option Plan, permits the granting of stock options to its employees, directors, consultants and independent contractors for up to 20 million shares of its common stock.  The Company believes that such awards encourage employees to remain employed by the Company and also to attract persons of exceptional ability to become employees of the Company.  The plan allows the Company to issue either stock options or common shares.

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

Critical Accounting Policies

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures during the quarter ended March 31, 2011, as a result of implementing the Codification.

Date of Management’s Review

Subsequent events have been evaluated through May 16, 2011, the date the financial statements were available to be issued.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(26,460,285) for the period from inception (August 16, 1996) to March 31, 2010. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9- RESTATEMENT OF FORM 10-Q

The Company made the following changes to the financial statements due to corrections in the treatment of the issuance of convertible debt agreements and settlement liability with Gifford Mabie.

The Company failed to bifurcate the convertible debt agreements issued to Asher Enterprises, Inc. according to the guidance provided by ASC 815-15-25. The Company initially treated the convertible debt as a conventional debt instrument with a beneficial conversion feature. Due to the potentially unlimited shares that could be issued at conversion of the debt agreement, the Company is required to bifurcate the agreement into a debt instrument with a call provision. All of the convertible debt agreements contain an embedded derivative that requires valuation as an embedded derivative liability on the balance sheet.  The embedded derivative was valued under the guidance of ASC 815-15.

The Company (i) improperly valued and (ii) provided insufficient disclosure for, the issuance of common stock on December 14, 2010, to partially satisfy the judgment with the Commission involving Gifford Mabie.  Because the common stock placed in the special account is sold in small lots of 2,500 shares per day, the complete liquidation of the account would require 160 consecutive days of trading.  A valuation method for the common stock was incorrectly used based upon the previous 160 days of trading prior to the issuance of shares to the special account.  This has been corrected to value the shares based upon the 10-day average price following the date of issuance. Notes payable increased by $46,834 to record the correct amount of debt satisfied through the issuance of 400,000 shares toward the Gifford Mabie settlement on December 14, 2010. The value of the shares remaining in the account is based upon the 10-day average price prior to March 31, 2011. This valuation is based upon guidance of EITF Issue No. 95-19.

Paid in capital is increased by the $104,100 due to reversal of the beneficial conversion feature improperly recorded for the convertible debt agreements. There is also a decrease of $40,139 due to the quarter ending adjustment from the Gifford Mabie liability. The remaining difference is due to prior period corrections on the Company’s 2010 10-K/A.

The accumulated deficit is increased by $62,659 due to the additional expenses resulting from the bifurcation and valuation of the embedded derivative within the convertible debt agreements with Asher Enterprises. The accumulated deficit account is also increase by $61,612 for the amortization of the debt discount on issuance of the three Asher Enterprises convertible debt agreements converted into common stock on October 18, 2010. The accumulated deficit is decreased by the gain from fair value of the derivative instruments in the amount of $21,934. For the prior year amended on the form 10-K/A, the accumulated deficit is increased by $68,841 due to the additional expenses resulting from the bifurcation and valuation of the embedded derivative within the convertible debt agreements with Asher Enterprises. The accumulated deficit account is also increase by $125,000 for the amortization of the debt discount on issuance of the three Asher Enterprises convertible debt agreements converted into common stock on October 18, 2010.

Other income was increased by $21,934 as a result of the gain in fair value from the embedded derivative. This gain is based upon Guidance of ASC 815-15 and a fair value was determined as of March 31, 2010.

Interest expense was increased by $61,612 as a result of the amortization of debt discount due to the outstanding convertible debt agreements as of March  31, 2011. Treatment of this debt is based upon the guidance of ASC 470-20-55.

An embedded derivative expense was recognized for $62,659 from the initial recording of the convertible debt agreements based upon guidance of ASC 815-15.

A summary of the Company’s interim condensed consolidated balance sheet and statement of operations as originally reported and as restated is as follows:

	As of, and for the Three Months ended,
	March 31, 2011
	As	As Originally
	Restated	Reported	Change

Current Assets	$328,580	$328,580	$-
Total Assets	1,564,801	1,564,801	-

Derivative instruments	476,383	-	476,383
Note Payable and Accrued Interest	892,099	845,265	46,834
Total Liabilities	2,018,518	1,495,301	523,217

Additional paid-in capital	25,622,098	25,849,137	(227,039)
Accumulated deficit	(26,460,285)	(26,164,109)	(296,176)
Total shareholders' deficit	(453,715)	69,500	(523,215)

Change in fair value of derivative instruments	21,934	-	21,934
Product sales, net	-	-	21,934
Net operating loss	(742,339)	(764,274)	21,934

Interest expense	(78,536)	(16,924)	(61,612)
Embedded Derivative Expense	(62,659)	-	(62,659)

Net loss applicable to common shareholders	(883,553)	(781,198)	(102,355)
Net loss per common share	(0.02)	(0.02)	—

The Company has correspondingly adjusted its statement of changes in shareholders’ deficit, statement of cash flows and notes to financial statements as a result of these restatements.

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

RESULTS OF OPERATION

For the quarter ended March 31, 2011 compared to March 31, 2010

During the quarters ended March 31, 2011 and 2010, the Company had no revenues and continued to focus on completion of the final molds needed to begin production of the 3ml RevVac Safety Syringe.  Related to this process, during the quarter ended March 31, 2011, the Company incurred $764,274 in general and administrative expenses, compared to $227,813 for the same period in 2010.  These expenses primarily relate to employee salaries, consulting agreements and legal fees associated with obtaining FDA approval and expenses associated with refining our current products to a production level quality.  We utilize third parties for this process.  We also incurred capital expenditures in the amount of $330,000 and $0, during the quarters ended March 31, 2011 and 2010, respectively, for payments to complete the pilot design and final design of our production molds related to the 3 ml RevVac Safety Syringe.

The net loss for the quarter ended March 31, 2011, was higher than the same period of March 31, 2010, as the Company incurred greater expenses primarily related to an increase in salaries and consulting fees as the safety syringe product transitions from the development stage to the production stage.  The Company incurred a net operating loss of $742,339 during the quarter ended March 31, 2011, compared to a net operating loss of $229,303 for the same period in 2010.  The increase in net operating loss for the first quarter of 2011, compared to the first quarter of 2010 is due in most part to the increase in consulting fees related to the 3ml RevVac Safety Syringe.  During the first quarter of 2011, consulting fees totaled $383,180 compared to $51,650 for the first quarter of 2010.

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

Net cash used for operating activities for the quarters ended March 31, 2011 and 2010 was $(381,530) and $(212,813), respectively.  The net loss for the years ended March 31, 2011 and 2010 was $(883,533) and $(229,303), respectively. This increase is primarily attributable to the increased expense related to consulting agreements.  During the first quarter of 2011, this expense was $383,180, compared to $51,650 for the first quarter of 2010.  Cash requirements did not increase by this amount as $175,000 in consulting agreements were paid through the issuance of stock options and another $137,180 had been prepaid through the issuance of stock options on July 1, 2010.  The remaining $71,000 in consulting agreement expense was paid in cash.

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

The following table summarizes total current assets, liabilities and working capital at March 31, 2011, compared to March 31, 2010.

	March 31, 2011 ((Restated)	March 31, 2010 (unaudited)	Increase/ (Decrease)
Current Assets	$328,580	$373,273	$(44,693)
Current Liabilities	$2,018,518	$1,096,267	$922,251
Working Capital Deficit	$(1,689,938)	$(722,994)	$(966,944)

As of March 31, 2011, we had a working capital deficit of $1,689,938, as compared to a working capital deficit of $722,994 as of March 31, 2010, an increase of $966,944.  Factors contributing to the increase in this deficit include the settlement agreement reach with Gifford Mabie and the SEC which increased current liabilities by $924,568, of which $143,860 in current liabilities have been reduced through the issuance of shares to partially satisfy the judgment.  Additionally, the issuance of the convertible debt agreements increased current liabilities by $571,177 as of March 31, 2011, as compared to a convertible debt liability balance of $75,000 as of March 31, 2010.

Other current assets include the amount related to pre-paid consulting expenses incurred through the issuance and exercise of stock options July 1, 2010.  The balance of prepaid consulting fees as of March 31, 2011 was $201,555 compared to $0 as of March 31, 2010.  The remaining balance of $25,000 is a short term note receivable.

	March 31, 2011(Restated)	March 31, 2010

Building	$—	$—
Production machinery and equipment	1,142,000	—
Furniture and fixtures	39,847	39,847
Office equipment	2,214	1,347
Leasehold improvements	—	—

	1,183,402	40,934
Less: accumulated depreciation and amortization	(10,457)	(4,764)
Property, plant and equipment, net	$1,172,945	$36,170

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

Current Liabilities consists of the following:

	March 31, 2011(Restated)	March 31, 2010

Accounts Payable	$296,028	$53,027
Credit cards	18,826	—
Accrued Salaries	246,226	476,449
Embedded Derivative Liability	476,383	75,000
Note Payable and Accrued Interest	892,099	10,000

Other Current Liabilities	88,956	80,360

Total current liabilities	$2,018,518	$694,837

Changes in the balance to Accounts Payable are a result of the purchase agreement for the 1ml and 3ml RevVac Safety Syringe molds. Notes payable and Accrued Interest are a result of the settlement and determination of a liability with Gifford Mabie and the SEC and the debt associated with the issuance of the convertible debt agreements. Other current liabilities include an amount due to a former employee of the Company.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant Changes in the Number of Employees

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2011, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

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

REVOLUTIONS MEDICAL CORPORATION

Dated: September 16, 2011	By:	/s/ Rondald L. Wheet
	Name:	Rondald L. Wheet
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: September 16, 2011	By:	/s/ Burt Hodges
	Name:	Burt Hodges
	Title:	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)