Form 10-Q/A
period 2011-06-30
Revolutions Medical CORP
filed 2011-09-16
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 1 to Revolution Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is being provided in order to amend and restate (i) the unaudited financial statements and footnotes thereto within Item 1 – Financial Information, (ii) corresponding changes in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iii) amendments to Item 4 – Controls and Procedures.  Such amendments referenced in (i) and (ii) above are necessary in order to remove all language referring to the Company as a development stage entity. (See NOTE 9 –RESTATEMENT).

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

REVOLUTIONS MEDICAL CORPORATION
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

Prior Development Stage Status

From its inception in 1996 through the first quarter of 2011, the Company had been considered a development stage enterprise for financial reporting purposes as significant efforts had been devoted to raising capital and to research and development of various safety syringes and its proprietary MRI software tools. During the second quarter of 2011, the Company completed the processes necessary to begin production of the 3ml Rev Vac safety syringe and is no longer considered a development stage company as defined in ASC 915.

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

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has just entered the production stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(27,533,890) for the period from inception (August 16, 1996) to June 30, 2010.  The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9- RESTATEMENT OF FORM 10-Q

From its inception in 1996 through the first quarter of 2011, the Company had been considered a development stage enterprise for financial reporting purposes as significant efforts had been devoted to raising capital and to research and development of various safety syringes and its proprietary MRI software tools.  During the second quarter of 2011, the Company completed the processes necessary to begin production of the 3ml RevVac safety syringe and is no longer considered a development stage company as defined in ASC 915.  For the second quarter, the Company no longer included cumulative totals in the financial statements.  For this filing, the financial statement headings and notes have been amended to remove all language referring to the Company as a development stage entity.  Accordingly, the Company will no longer include cumulative totals since inception in the financial statements.

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