Form 10-Q/A
period 2011-03-31
Revolutions Medical CORP
filed 2011-10-21
CIK 1041009

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
Yes ☐  No ☒

As of October 18, 2011, there were 52,242,644 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This Amendment No. 2 to Revolution Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, is being provided in order to amend and restate (i) the unaudited financial statements and footnotes thereto within Item 1 – Financial Information, (ii) corresponding changes in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iii) amendments to Item 4 – Controls and Procedures.  Such amendments referenced in (i) and (ii) above are necessary in order to include changes made to the 2010 financial statements recognizing the embedded derivatives included in the convertible debt agreement issued to Asher Enterprises, Inc.  (See NOTE 9 –RESTATEMENT).

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

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	From Inception (August 16, 1996) Through	Three Months Ended March 31,
	March 31, 2011(Restated)	2011 (Restated)	2010
Investment Income	$170,753	$—	$—
Other Income	34,574	21,935	—
	205,327	21,935	—
EXPENSES
Research and development	2,843,406	—	—
Purchased R&D	3,309,515	—	—
General and administrative	20,000,014	762,740	227,813
Depreciation and amortization	86,651	1,534	1,490
Total operating expenses	26,239,586	764,274	229,303

Operating income (loss)	(26,034,258)	(742,339)	(229,303)

Interest income	17,277	1	—

Interest expense	363,648	78,536	9,066

Gain on disposal of assets	794	—	—

Gain on extinguishment of debt	(152,914)	—	—
Adjustment to fair value of derivatives	$(110,958)	(62,659)	$14,266

Net loss before minority interest	(26,643,707)	(883,553)	(224,103)

Minority Interest in Subsidiary Loss	(183,422)	—	—

Net loss	$(26,460,285)	$(883,553)	$(224,103)

Weighted average shares outstanding	37,364,330	44,070,634	35,247,557

Net loss per share (Note 1)	$(0.71)	$(.02)	$(0.01)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	From Inception (August 16, 1996) Through March 31,	Three Months Ended March 31,
	2011(Restated)	2011(Restated)	2010
OPERATING ACTIVITIES
Loss from operations before minority interest	$(26,460,284)	$(883,533)	$(224,103)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	—	—
Depreciation and amortization	86,641	1,534	1,490
Adjustment to fair value of derivatives	62,659	62,659	(14,266)
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	5,278,262	301,000	—
Preferred stock issued for services	270,000	—	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	799,154	—	—
Services by officer and employees paid for with non-cash consideration	167,500	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of Debt Discounts	186,612	$61,612	9,066
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	—
Write-off of Notes Receivable	(21,934)	(21,934)	—
Write-off of Notes Payable	14,636	—	—
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,205,015	—	—
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(94,105)	—	—
Increase in other assets	4,395	4,395	—
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(452,538)	(1,600)	—
Increase (decrease) in accrued salaries and consulting	51,633	72,805	15,000
Increase (decrease) in accrued interest	107,774	15,274	—
Increase (decrease) in accounts payable and accrued liabilities	2,419,428	6,259	—
Total operating activities	(8,490,041)	(381,530)	(212,813)
INVESTING ACTIVITIES
Purchase of equipment and furnishings	(1,251,102)	(362,000)	—
Investment in patent development	(50,000)	(15,000)	—
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(1,563,099)	(377,000)	(1,509)
FINANCING ACTIVITIES
Loans from shareholders	15,707	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	—	—
Common stock subscribed	886,250	339,750	—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	—
To third-party investors	5,505,607	176,287	89,000
From exercise of stock options and warrants	2,318,168	—	—
Common stock issued for payment of debt	366,166
Less: Issue Costs	(102,318)	—	—
Convertible debentures issued for cash	630,000	275,000	75,000
Payment of exclusive license note payable	(100,000)	—	—
Treasury stock	(969)
Total financing activities	10,352,731	791,037	164,000
Minority interest	(197,567)	—
Change in cash		32,507	(50,323)
Cash at beginning of period	—	69,517	67,228
Cash at end of period	$102,024	$102,024	$16,905
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

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(26,460,285) for the period from inception (August 16, 1996) to March 31, 2011. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the first quarter of 2010, the Company issued one convertible debt agreement with Asher Enterprises, Inc. For the first quarter 2010 10-Q filing, this note was treated as conventional convertible debt agreement. Upon determination in August, 2011 that this convertible debt agreement required bifurcation and a fair value determination of the embedded derivative due to the fact that an unlimited number of shares could potentially be required to be issued to satisfy the obligations of the agreement, the convertible debt agreement required a fair value determination of the embedded derivative at issuance as well as at the end of each quarter. For this amended filing, the 2010 three month period in the Statements of Operations has been amended to include the changes that resulted from the bifurcation of this debt agreement.  Additionally, the Statements of Cash Flows has been amended to reflect these changes.

The following table below indicates the effect of the changes that were made to the 1st quarter of 2010 financial statements.

	As of, and for the Three Months ended,
	March 31, 2010
	As	As Originally
	Restated	Reported	Change

Derivative instruments	60,734	0	60,734
Debt Discount	(65,934)	0	(65,934)
Total Liabilities	689,637	694,837	5,200
Accumulated deficit	(23,225,571)	(23,230,771)	5,200
Total shareholders' deficit	(583,890)	(589,090)	5,200

Interest expense	(9,066)	0	(9,066)
Change in fair value of derivative instruments	14,266	0	14,266

Net loss applicable to common shareholders	(224,103)	(229,303)	5,200
Net loss per common share	(0.01)	(0.01)	--

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

Net cash used for operating activities for the quarters ended March 31, 2011 and 2010 was $(381,530) and $(212,813), respectively.  The net loss for the years ended March 31, 2011 and 2010 was $(883,533) and $(224,103), respectively. This increase is primarily attributable to the increased expense related to consulting agreements.  During the first quarter of 2011, this expense was $383,180, compared to $51,650 for the first quarter of 2010.  Cash requirements did not increase by this amount as $175,000 in consulting agreements were paid through the issuance of stock options and another $137,180 had been prepaid through the issuance of stock options on July 1, 2010.  The remaining $71,000 in consulting agreement expense was paid in cash.

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

The following table summarizes total current assets, liabilities and working capital at March 31, 2011, compared to March 31, 2010.

	March 31, 2011 (Restated)	March 31, 2010 (unaudited)	Increase/ (Decrease)
Current Assets	$328,580	$21,301	$(307,279)
Current Liabilities	$2,018,518	$689,637	$1,328,881
Working Capital Deficit	$(1,689,938)	$(668,336)	$(1,021,602)

As of March 31, 2011, we had a working capital deficit of $1,689,938, as compared to a working capital deficit of $668,336 as of March 31, 2010, an increase of $1,021,602.  Factors contributing to the increase in this deficit include the settlement agreement reach with Gifford Mabie and the SEC which increased current liabilities by $924,568, of which $143,860 in current liabilities have been reduced through the issuance of shares to partially satisfy the judgment.  Additionally, the issuance of the convertible debt agreements increased current liabilities by $571,177 as of March 31, 2011, as compared to a convertible debt liability balance of $75,000 as of March 31, 2010.

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

Current Liabilities consists of the following:

	March 31, 2011(Restated)	March 31, 2010

Accounts Payable	$296,028	$53,027
Credit cards	18,826	—
Accrued Salaries	246,226	476,449
Embedded Derivative Liability	476,383	60,734
Note Payable and Accrued Interest	892,099	19,066

Other Current Liabilities	88,956	80,360

Total current liabilities	$2,018,518	$689,637

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

REVOLUTIONS MEDICAL CORPORATION

Dated: October 21, 2011	By:	/s/ Rondald L. Wheet
	Name:	Rondald L. Wheet
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: October 21, 2011	By:	/s/ Burt Hodges
	Name:	Burt Hodges
	Title:	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)