Form 10-Q/A
period 2011-06-30
Revolutions Medical CORP
filed 2011-10-21
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

EXPLANATORY NOTE

This Amendment No. 3 to Revolution Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, is being provided in order to amend and restate (i) the unaudited financial statements and footnotes thereto within Item 1 – Financial Information and (ii) corresponding changes in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Such amendments referenced in (i) and (ii) above are necessary in order to include changes made to the 2010 financial statements recognizing the embedded derivatives included in the convertible debt agreements issued to Asher Enterprises, Inc. and to include all language referring to the Company as a development stage entity previously removed in the 10-Q/A filing .  (See NOTE 9 –RESTATEMENT).

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

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FROM INCEPTION (AUGUST 16, 1996) THROUGH JUNE 30, 2011 AND
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three months ended		Six months ended		August 16, 1996
	June 30,		June 30,		(Inception) through
	2011	2010	2011	2010	June 30, 2011

OPERATING EXPENSES
General and administrative expenses	$995,148	$(26,427)	$1,820,549	$201,385	$21,140,019
Depreciation	1,619	1,490	3,153	2,980	54,371
Research and development	111,832	-	111,832	-	6,264,753

Total Operating Expenses	1,108,599	(24,937)	1,935,534	204,365	27,459,143

LOSS FROM OPERATIONS	(1,108,599)	24,937	(1,935,534)	(204,365)	(27,459,143)

OTHER INCOME (EXPENSES)
Interest income	9	-	9	-	17,286
Interest expense	(112,292)	(47,121)	(190,828)	(56,188)	(475,940)
Gain on disposal of assets	-	-	-	-	794
Loss on extinguishment of debt	-	-	-	-	(152,914)
Adjustments to fair value of derivatives	22,279	6,916	44,214	21,181	22,279
Other income (expenses)	-	-	-	-	205,327
Total Other Income (Expenses), net	(90,003)	(40,205)	(146,604)	(35,007)	(383,168)

NET LOSS BEFORE MINORITY INTEREST	(1,198,603)	(15,268)	(2,082,138)	(239,372)	(27,842,311)
Minority interest in Subsidiary Loss	-	-	-	-	(183,422)
NET LOSS	(1,198,603)	(15,268)	(2,082,138)	(239,372)	(27,658,889)
Net loss per shares-basic and diluted	(0.03)	0.00	(0.04)	(0.01)	(0.73)
Weighted average number of shares
outstanding during the period
- basic and diluted	46,488,784	36,063,891	46,488,784	36,063,891	37,757,249

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FROM INCEPTION (AUGUST 16, 1996) THROUGH JUNE 30, 2011 AND
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010(UNAUDITED)

	From Inception (August 16, 1996) Through June 30,	Six Months Ended June 30
	2011	2011	2010
OPERATING ACTIVITIES
Loss from operations before minority interest	$(27,658,889)	$(2,082,138)	$(239,372)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	—	—
Depreciation and amortization	88,620	3,153	2,980
Fair Value of Derivatives Adjustment	124,744	124,744	(21,181)
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	5,165,367	317,500	—
Preferred stock issued for services	270,000	—	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	799,154	—	—
Services by officer and employees paid for with non-cash consideration	167,500	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of Debt Discounts	280,561	$155,561	56,188
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	—
Write-off of Notes Receivable	14,636	---	—
Write-off of Notes Payable	(8,239)	—	—
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,205,015	—	—
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(94,105)	—	—
Increase in other assets	4,395	—	—
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(457,266)	(6,288)	—
Increase (decrease) in accrued salaries and consulting	(21,172)		(140,625)
Increase (decrease) in accrued interest	126,117	33,617	—
Increase (decrease) in accounts payable and accrued liabilities	2,411,595	(1,574)	(1,539)
Total operating activities	(9,563,936)	(1,455,425)	(343,549)
INVESTING ACTIVITIES
Purchase of equipment and furnishings	(1,252,808)	(363,706)	(109,509)
Investment in patent development	(54,000)	(19,000)	—
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(1,568,805)	(382,706)	(109,509)
FINANCING ACTIVITIES
Loans from shareholders	15,707	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	—	—
Common stock subscribed	546,500		—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	—
To third-party investors	5,747,113	206,470	119,390
From exercise of stock options and warrants	3,520,888	1,202,720	97,110
Common stock issued for payment of debt	333,590	(32,576)
Less: Issue Costs	(102,318)	—	—
Convertible debentures issued for cash	772,287	417,287	169,500
Payment of exclusive license note payable	(100,000)	—	—
Treasury stock	(969)
Total financing activities	11,355,595	1,793,901	386,000
Minority interest	(197,567)	—
Change in cash		(44,230)	(67,058)
Cash at beginning of period	—	69,517	67,228
Cash at end of period	$25,287	$25,287	$170

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

Development Stage Company

From its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital and to research and development of various safety syringes and its proprietary MRI software tools.

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

NOTE 9 - Restatement of Form 10-Q

From its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts had been devoted to raising capital and to research and development of various safety syringes and its proprietary MRI software tools. During the second quarter of 2011, the Company completed the processes necessary to begin production of the 3ml Rev Vac safety syringe but is still considered a development stage company as defined in ASC 915-20 due to the fact that significant revenue has not yet been generated from operations. For this filing, the financial statement headings and notes have been amended to include all language previously removed on the 10-Q/A referring to the Company as a development stage entity. In addition, for this amended filing, the accumulated totals since inception have been included in the Statements of Operations and the Statements of Cash Flows.

During the second quarter of 2010, the Company issued two convertible debt agreements and had one outstanding convertible debt agreement that was issued in the first quarter of 2010 with Asher Enterprises, Inc. For the second quarter 2010 10-Q filing, these notes were treated as conventional convertible debt agreements. Upon determination in August, 2011 that these convertible debt agreements required bifurcation and a fair value determination of the embedded derivative due to the fact that an unlimited number of shares could potentially be required to be issued to satisfy the obligations of the agreement, each of these convertible debt agreements required a fair value determination of the embedded derivative at issuance as well as at the end of each quarter. For this amended filing, the 2010 three month and six month period in the Statements of Operations has been amended to include the changes that resulted from the bifurcation of these debt agreements as well as an adjustment to accrued salaries from an error correction.  Additionally, the Statements of Cash Flows has been amended to reflect these changes.

The following table below indicates the effect of the changes that were made to the 2nd quarter 2010.

	As of, and for the Three Months ended,
	June 30, 2010
	As	As Originally
	Restated	Reported	Change

Derivative instruments	153,818	0	153,818
Debt Discount	(118,812)	0	(118,812)
Accrued Salaries	322,237	331,149	8,912
Total Liabilities	668,719	641,212	(26,094)
Accumulated deficit	(23,240,839)	(23,214,745)	(26,094)
Total shareholders' deficit	(471,658)	(445,564)	(26,094)

Interest expense	(47,121)	0	(47,121)
Change in fair value of derivative instruments	6,916	0	6,916

Net loss applicable to common shareholders	(15,268)	24,937	(40,205)
Net loss per common share	(0.00)	(0.00)	–

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

General and Administrative Expenses

During the three months ended June 30, 2011, the Company incurred $996,767 in general and administrative expenses, compared to -$24,937 for the same period in 2010.  This figure for 2010 is a result of an accrual of salaries that was written off in the second quarter after it was determine that the Company was no longer liable for $195,000 of accrued salaries for Clear Image employees. Employee salaries were $272,366 for the three months ended June 30, 2011, an increase of $168,391, compared to $103,975 for the same period in 2010.  This salary increase is due to the hiring of our new Chief Operating Officer and additional sales staff in April 2011.  Further, consulting agreement fees and legal fees were $379,630 and $152,683, respectively for the three months ended June 30, 2011, an increase of $368,630 and $146,985, respectively, compared to $11,000 and $5,698, respectively for the same period in 2010.  These increases were related to the continuing refinement of our current products to a production level quality and the protection of our patents.  A total of $290,980 in prepaid consulting agreements was expensed in the three months ended June 30, 2011, compared to $0 for the same period in 2010.  Interest and derivative expenses also increased to $174,376 during the three months ended June 30, 2011, compared to $47,121 for the same period in 2010.  This increase is due to the additional convertible debt agreements with Asher Enterprises, Inc. and JMJ Financial, Inc.  We also incurred capital expenditures in the amount of $1,706 and $108,000, during the three months ended June 30, 2011 and 2010, respectively, for office equipment and payments to complete the pilot design and final design of our production molds related to the 3 ml RevVac Safety Syringe.

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

General and Administrative Expenses

During the six months ended June 30, 2011, the Company incurred $1,823,702 in general and administrative expenses, compared to $205,904 for the same period in 2010.  Employee salaries were $392,085 for the six months ended June 30, 2011, an increase of $177,360, compared to $214,725 for the same period in 2010.  This salary increase is due to the hiring of our new Chief Operating Officer and additional salaries staff in April 2011.  Further, consulting agreement fees and legal fees were $803,851 and $186,939, respectively for the six months ended June 30, 2011, an increase of $741,201 and $155,559, respectively, compared to $62,650 and $31,380, respectively for the same period in 2010.  These increases were related to the continuing refinement of our current products to a production level quality and the protection of our patents.  Interest and derivative expenses also increased to $315,572 during the six months ended June 30, 2011, compared to $56,187 for the same period in 2010, due to the additional convertible debt agreements with Asher Enterprises, Inc. and JMJ Financial, Inc.  We also incurred capital expenditures in the amount of $363,706 and $109,509, during the six months ended June 30, 2011 and 2010, respectively, for payments to complete the pilot design and final design of our production molds related to the 3 ml RevVac Safety Syringe.

Net Loss

Net loss for the six months ended June 30, 2011, was $2,082,138, compared to $239,372 for the same period in 2010, as the Company incurred greater expenses primarily related to an increase in salaries, consulting and legal fees and expenses associated with the convertible debt agreements as the safety syringe product transitions from the development stage to the production stage.  The Company incurred a net operating loss of $1,935,534 during the six months ended June 30, 2011, compared to a net operating loss of $239,372 for the same period in 2010.

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

Net cash used for operating activities for the six months ended June 30, 2011 and 2010, was $1,735,730 and $(343,548), respectively.  The net loss for the six months ended June 30, 2011 and 2010, was $(2,082,138) and $(239,372), respectively.  This increase is primarily attributable to the increased expense related to consulting agreements, legal expenses, salaries and the interest and derivative expenses related to the convertible debt agreement.

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

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1	2007 Revised Stock Option Plan (as filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 15, 2011)

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