Form 10-Q
period 2011-09-30
Revolutions Medical CORP
filed 2011-11-18
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of November 18, 2011, there were 52,292,644 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
BALANCE SHEET
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(Unaudited)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,805	$69,517
Due from shareholder	27,500	25,000
Prepaid expenses	191,860	278,757
Total current assets	222,165	373,274

Property and equipment, net	965,322	812,478
Goodwill	23,276	23,276
Licensing Agreement	15,000	-
Patent Development	29,000	25,000

TOTAL ASSETS	$1,254,763	$1,234,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$300,117	$384,983
Credit cards	25,716	14,168
Accrued salaries	120,000	246,225
Accrued interest payable	44,657	1,322
Convertible promissory notes, net of discounts of $338,447 and 91,818, respectively	94,224	33,182
Embedded conversion option liabilities	527,538	160,659
Note Payable Gifford Mabie	803,280	740,569
Total current liabilities	1,915,532	1,581,108

Total liabilities	1,915,532	1,581,108

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,500
Common stock, $0.001 par value, 250,000,000 shares authorized; 51,336,994 and 42,869,909 shares issued and outstanding at 9/30/11 and 12/31/10, respectively	51,337	42,870
Treasury Stock	-	(969)
Additional paid-in capital	27,680,935	25,061,270

Accumulated deficit	(28,394,040)	(25,451,751)
Total stockholders' deficit	(660,768)	(347,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,254,763	$1,234,028

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
FROM INCEPTION (AUGUST 16, 1996) THROUGH SEPTEMBER 30, 2011
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three months ended		Nine months ended		August 16, 1996

	September 30,		September 30,		(Inception) through
					September 30,
	2011	2010	2011	2010	2011

OPERATING EXPENSES
General and administrative expenses	$564,910	$528,814	$2,260,713	$730,199	$21,704,929
Depreciation	1,625	1,534	4,778	4,514	55,996
Research and development	-	-	111,832	-	6,264,753

Total Operating Expenses	566,535	530,348	2,377,323	734,713	28,025,678

LOSS FROM OPERATIONS	(566,535)	(530,348)	(2,377,323)	(734,713)	(28,025,678)

OTHER INCOME (EXPENSES)
Interest income	-	-	10	-	17,286
Interest expense	(130,295)	(65,712)	(321,123)	(121,900)	(606,235)
Gain on disposal of assets	-	-	-	-	794
Loss on extinguishment of debt	-	-	-	-	(152,914)
Adjustments to fair value of derivatives	1,439	(10,942)	(79,092)	10,239	(16,042)
Other income (expenses)	-	-	-	-	205,327
Total Other Income (Expenses), net	(128,856)	(76,654)	(400,205)	(111,661)	(551,784)

LOSS BEFORE MINORITY INTEREST	(695,391)	(607,002)	(2,777,528)	(846,374)	(28,577,462)
Minority interest in Subsidiary Loss	-	-	-	-	(183,422)
NET LOSS	(695,391)	(607,002)	(2,777,528)	(846,374)	(28,394,040)
Net loss per shares-basic and diluted	(0.01)	(0.02)	(0.06)	(0.02)	(0.75)
Weighted average number of shares
outstanding during the period
- basic and diluted	47,739,213	36,024,559	47,739,213	36,024,559	37,646,529

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FROM INCEPTION (AUGUST 16, 1996) THROUGH SEPTEMBER 30, 2011 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	From Inception (August 16, 1996) Through September 30, 2011	Nine Months Ended September 30
		2011	2010
OPERATING ACTIVITIES
Loss from operations before minority interest	$(28,394,040)	$(2,777,528)	$(846,374)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	—	—
Depreciation and amortization	87,745	4,778	4,515
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	5,598,222	355,850	—
Preferred stock issued for services	270,000	—	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	799,154	—	—
Services by officer and employees paid for with non-cash consideration	167,500	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	—
Write-off of Notes Receivable	14,636	---	—
Write-off of Notes Payable	(8,239)	—	—
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,205,015	—	—
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(94,105)	—	—
Increase in other assets	91,291	86,896	1,800
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(457,266)	—	—
Increase (decrease) in accrued salaries and consulting	(21,172)		(70,542)
Increase (decrease) in accrued interest	185,834	43,334	7,166
Increase (decrease) in accounts payable and accrued liabilities	2,276,337	(139,332)	—
Total operating activities	(10,534,513)	(2,426,002)	(903,435)
INVESTING ACTIVITIES
Purchase of equipment and furnishings	(1,046,723)	(157,621)	(230,376)
Investment in patent development	(54,000)	(19,000)	—
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(1,362,720)	(176,621)	(230,376)
FINANCING ACTIVITIES
Loans from shareholders	15,707	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	—	—
Common stock subscribed	546,500		—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	—
To third-party investors	5,743,214	202,571	492,172
From exercise of stock options and warrants	3,783,988	1,465,820	358,386
Common stock issued for payment of debt	805,764	427,921
Less: Issue Costs	(102,318)	—	—
Derivative Liability			164,761
Debt Discount			-60,267
Convertible debentures issued for cash	782,921	439,598	169,500
Payment of exclusive license note payable	(100,000)	—	—
Treasury stock	(969)
Total financing activities	12,097,604	2,535,910	1,124,552
Minority interest	(197,567)	—
Change in cash	2,804	(66,713)	(9,259)
Cash at beginning of period	—	69,517	67,228
Cash at end of period	$2,804	$2,804	$57,969

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

Earnings (Loss) per Share

The Company computes net income per share in accordance with ASC 260, “Earnings per Share”.  Under these provisions, basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding.  During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect.  Therefore, the outstanding stock options were not included in the September 30, 2011, and December 31, 2010, calculations of loss per share.

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes.  In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  At September 30, 2011, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

The following table summarizes fair value measurements by level at September 30, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,804	$—	$—	$2,804

Derivative liability	$—	$—	$(527,537)	$(527,537)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.10% to 0.19%
Expected life	0 to 3 years
Dividend Yield	0%
Volatility	0% to 186%

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

The following is a reconciliation of the derivative liability:

Value at December 31, 2010	$160,659
Issuance of instruments	$730,399
Decrease in Value	$(70,034)
Reclassification	$(293,486)
Value at September 30, 2011	$527,538

Notes and Loans Payable

At September 30, 2011 and December 31, 2010, notes and loans payable consisted of:

	September 30, 2011	December 31, 2010
Convertible Promissory Note Payable to JMJ Financial, secured by the Company’s assets, one time interest charge of 8%, due February 22, 2014	$272,671	$—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before July 21, 2011	—	125,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before February 29, 2012	75,000	—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before March 29, 2012	40,000	—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before June 1, 2012	45,000	—

Total	432,671	125,000
Less: Unamortized Discount	(338,447)	(91,818)
	$94,224	$33,182

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

On February 28, 2011, the Company issued a $500,000 Convertible Promissory Note to JMJ.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 28, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. The principal amount owed to JMJ at September 30, 2011, is $272,671 from the $1,050,000 Convertible Promissory Note. No amount is owed to JMJ from the $500,000 Convertible Promissory Note.

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

Asher Enterprises, Inc.

During the three months ended September 30, 2011, Asher Enterprises, Inc. (“Asher”) elected to convert $160,000 in convertible debt agreements into common stock. The conversion price was based upon 55% of the 3 lowest closing bid prices in the previous 10 days to conversion.

The Company entered into two securities purchase agreements in the third quarter of 2011 with Asher, pursuant to which the Company issued two convertible promissory notes to Asher for an original principal amount of $40,000 on July 26, 2011 and $45,000 on September 1, 2011, respectively, in return for aggregate gross cash proceeds of $85,000.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the notes’ respective issuance.  The principal amount owed to Asher at September 30, 2011, is $160,000. This includes the two notes issued for $40,000 and $45,000 in the third quarter of 2011 and the note from May 23, 2011 for $75, 000. The notes are convertible at the election of Asher into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

On September 6, 2011, the Company terminated that certain Manufacturing Agreement, dated September 17, 2010, by and between Medical Investment Group Inc. (“MIG”) and the Company (the “MIG Agreement”). Pursuant to the MIG Agreement, 1,500,000 warrants were issued to Rich Theriault with exercise prices ranging from $0.75-$5.00 and expiration dates ranging from December 31, 2011 to December 31, 2012. In connection with the termination of the MIG Agreement, the warrants are now in dispute.

On September 21, 2011, our former President, Thomas O’Brien, voluntarily returned and cancelled (i) 3,500,000 options exercisable at $0.55 and (ii) 500,000 shares of Series 2009 Preferred Stock. These options and shares have since become in dispute.

Debt Discount

In connection with the $160,000 outstanding from Asher pursuant to short-term notes issued on October 19, 2010, January 26, 2011, May 23, 2011, July 26, 2011 and September 1, 2011, we recorded interest expense to amortize the debt discount in the amount of $53,855 during the quarter ended September 30, 2011.

In connection with the sale of a Convertible Promissory Note Agreement on February 28, 2011, with JMJ, relating to a private placement of a total of up to $500,000 in principal amount, we recorded interest expense to amortize the debt discount in the amount of $93,952 during the quarter ended September 30, 2011.  This amount is based upon $355,000 we received in three tranches from this agreement.

There remains a total of $338,447 of debt discount yet to be amortized as of September 30, 2011.

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

In 2010, the Company determined the final liability balance upon the complete liquidation of Mr. Mabie’s account and issued 400,000 shares of the Company’s common stock as additional repayment for this debt.  The balance for this settlement debt as ofSeptember 30, 2011 is $798,144.

The agreement reached with the SEC on behalf of Gifford Mabie specifies that the Company is to periodically issue shares to the special account for Gifford Mabie in order that 2,500 shares can be sold each day the market is open until the liability is satisfied.  When the 400,000 shares were placed in the special account on December 14, 2010, to be sold over the course of the next 160 days the market was open, an estimated value for these shares was determined based upon the 10 day average share price following the date of issuance.  As of December 31, 2010, the remaining debt to be paid was $740,568.80 based upon this valuation.  As of September 30, 2011, an adjustment has been made based upon a revised valuation of the shares in the account.  The debt liability as of September 30, 2011, is $803,280.

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

On April 27, 2011, Thomas O’Brien, our former President, exercised 2,000,000 options awarded to him at $0.08.  The Company provided $160,000 for Mr. O’Brien to exercise these options. Of this $160,000 provided by the Company, $126,225 eliminated the accrued salary owed to Mr. O’Brien from his time with Clear Image. The remaining $33,775 was treated as compensation.

On June 15, 2011, the Company awarded a total of 500,000 options to purchase common shares at $0.50 cents to Burton Hodges, the newly hired Chief Financial Officer of the Company.

On September 21, 2011, our former President, Thomas O’Brien, voluntarily returned and cancelled 3,500,000 options exercisable at $0.55 cents to the Companys' treasury upon his resignation.

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

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

Subsequent Events

On October 5, 2011, the Company issued 300,000 shares of common stock as a result of the conversion of $46,200 of notes payable.

On October 6, 2011, the Company issued 300,000 shares of common stock in settlement of accounts payable in the amoutn of $78,000.

On November 1, 2011, the Company issued 50,000 shares of common stock from the exercise of options in the amount of $1,250.

Critical Accounting Policies

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures during the quarter ended September 30, 2011, as a result of implementing the Codification.

Date of Management’s Review

Subsequent events have been evaluated through November 14, 2011, the date the financial statements were available to be issued.

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has just entered the production stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(28,394,040) for the period from inception (August 16, 1996) to September 30, 2010.  The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On July 15, 2010, the deposition of Andy Hu took place in Tulsa, OK.  After reviewing the full transcript of this deposition, the Company believed there was enough strong evidence to move directly with a summary judgment filing with the District Court of Tulsa County, OK.  The Company’s attorneys filed a summary judgment with the District Court of Tulsa County, OK on August 31, 2010.  A summary judgment hearing was held on May 4, 2011.  On October 24, 2011, the Company was granted its request for summary judgment against Globe Medical Tech, Inc. and awarded $311,440 and the return of 266,667 shares of the Company's common stock by a Federal District Court in Tulsa County, Oklahoma. In addition to the monetary award and the return of the Company's common stock, Globe Medical is also required to return all syringes, design files, and sample molds to the Company. Furthermore, the Court ordered that Globe Medical assign to the Company all rights to the January 2009 issued United States patent for the RevVac™ auto-retractable safety syringe. Globe Medical is prohibited from claiming any interest or ownership in Revolutions Medical's safety vacuum syringes going forward.

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

Amounts Due Pursuant to Employment and Consulting Agreements

As of September 30, 2011, the Company had accrued $120,000 pursuant to employment agreements.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  No litigation related to these previous employment agreements has been initiated or threatened.  There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company’s Proprietary Technology

The Company owns one (1) published patent on its Auto Retractable Vacuum RevVac safety syringe issued in January 2005 and one (1) published patent on its safety blood drawing device issued in June 2003.  In January 2009, a second patent for the RevVac auto retractable vacuum safety syringe was issued by the U.S. patent office and published in April 2009 related to the Globe/Revolutions Medical Joint Venture.  Upon the ruling in the Globe Med Tech lawsuit, the Company now has 100% ownership of the entire patent.  The Company also filed international patent protection rights regarding the RevVac Auto Retractable Vacuum Safety Syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and several countries in Europe.

The Company filed a provisional patent with the U.S. Patent and Trademark Office on May 3, 2011. This provisional patent provides additional protection for the Company’s auto retractable vacuum technology.

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

SERIES 2009 PREFERRED STOCK

Currently no shares of Series 2009 Preferred Stock are outstanding.  Thomas O’Brien, our former President and Director, had been issued the 500,000 shares, but these shares were returned to the Company upon his resignation on September 21, 2011.

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

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

2011 COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2011, 656,015 shares were issued under the terms of the Drawdown Equity Financing Agreement with Auctus.  The Company received proceeds of $206,470 in connection with these share issuances.

Pursuant to consulting agreements issued in 2011, the Company issued stock from the exercise of options issued with these agreements in the amount of 5,733,000 shares with a total value of $1,465,820.

Also during the nine months ended September 30, 2011, the Company issued an additional 1,016,693 shares of common stock with a total value of $355,850 in lieu of cash as payment for outside services.

Also during the nine months ended September 30, 2011, the Company issued an additional 1,060,771 shares of common stock with a total value of $438,629 due to conversions of convertible debt agreements with Asher and JMJ.

REVOLUTIONS MEDICAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2011

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at September 30, 2011:

	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2010	12,834,750	3,371,600	16,206,350	$0.38
Granted	8,083,000	—	8,083,000	0.25
Exercised	12,114,000	—	12,114,000	0.22
Expired/Forfeited	—

BALANCE AT September 30, 2011	8,803,750	3,371,600	12,175,350	0.50

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
OPTIONS
0.08 - 0.25	7,453,750	1.4	$0.10	7,453,750	$0.10
0.26-1.00	1,350,000	2.3	0.54	1,350,000	0.44
1.00-10.00

	8,803,750			8,803,750

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month.  On July 1, 20011, the Company amended the lease with Osprey for the office space adjacent to the existing office space on the third floor at 670 Marina Drive. The leased property is approximately 2,395 square feet.  During the course of the lease, the Company is to pay Osprey $9,000 in monthly rental installments payable on the first day of each succeeding month The Company paid $27,000 in office rent to Osprey South, LLC for the third quarter of 2011.  Ron Wheet is the sole member of Osprey South, LLC.  The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing.

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

The Company continues to move forward with the production of its 3ml Auto Retractable Vacuum Safety Syringe, the RevVac Safety Syringe. On September 6, 2011, the Company gave notice to Medical Investment Group, LLC (“MIG”) that it was terminating the Manufacturing, Supply, Distribution and Licensing Agreement (the “MIG Agreement”) dated September 17, 2010, due to breach of contract for, among other reasons, invalid assignment of the MIG Agreement to ALLWAYS Design & Engineering Co. Ltd. There were no termination penalties incurred by the Company as a result of the termination of the MIG Agreement. On September 8, 2011, the Company entered into a binding memorandum of understanding (the “MOU”) with Wuxi Yushou Medical Appliances Co., Ltd. (“Yeso-med”), a limited liability company organized under the laws of the People’s Republic of China, for the manufacture and supply of the Company’s RevVac Safety Syringes.  The MOU is intended to allow Yeso-med and the Company to begin working together on the manufacturing process while definitive documents are executed.  The Company expects that the first shipments of syringes should be delivered in the fourth quarter of 2011.  The Company plans to fund the manufacture process of these syringes through the use of the JMJ Financial convertible note.  The Company also plans to continue funding the clinical study with the Philadelphia College of Medicine, North Georgia Campus, using its proprietary MRI software tools, RevColor, RevDisplay and Rev3D with the JMJ Financial convertible note.  First results of this study are expected to be completed in the 1st quarter of 2012.

The Company completed its designs for the 5ml and 10ml RevVac safety syringe in November 2010 and completed the designs for the 1ml syringe in March 2011, with anticipated production roll out of the 1ml, followed by the 5ml and 10ml sizes during 2012.  The Company also completed the designs on its new pre-filled safety syringe using the existing patented vacuum technology with significant improvements that required filing an additional provisional patent on this new design May 3, 2011, with the United States Patent and Trademark office.  The Company will use this new design for its interchangeable needles, RevLock, for all syringe sizes and for the new pre-filled syringes.  The Company expects to start this production process during the 1st quarter of 2012 on the new design.  The Company expects to complete designs and launch sales for its Software as a Service (SAS) business model using its MRI software tools in the 1st quarter of 2012 for its first clinical application; concussions and head trauma.  The Company may also seek additional capital to secure a manufacturing and assembly facility in South Carolina.

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

The Company introduced its proprietary Color MRI software tools at the prestigious Radiological Society of North America (RSNA) show in Chicago, IL at the beginning of December 2009.  Based upon the feedback from the show validating its Software as a Service (SAS) business model, the Company is now currently working on a clinical validation studies with Dr. Keith Brown at the Philadelphia College of Medicine, north Georgia Campus.  The Company is hopeful that the many advantages that its proprietary software tools (RevColor, Rev3D, RevDisplay and RevScan) have over the traditional black and white images will be validated with these first clinical studies. The Company can then proceed with other clinical studies directed at concussions, stroke, Alzheimer’s, abdomen and breast disease.  The Company believes that its proprietary color MRI software tools will eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.  The results of the first clinical studies should be completed in the 1st quarter of 2012.

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

Results of Operation

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues

During the quarters ended September 30, 2011 and 2010, respectively, the Company had no revenues as it continues to focus on finalizing the new manufacturing relationship with Yeso-med in order to meet the goal of receiving the first full shipment of syringes from the factory in the 4th quarter of 2011.

General and Administrative Expenses

During the three months ended September 30, 2011, the Company incurred $564,910 in general and administrative expenses, compared to $528,814 for the same period in 2010. Employee salaries were $179,512 for the three months ended September 30, 2011, an increase of $49,087, compared to $130,425 for the same period in 2010.  This salary increase is due to the hiring of our new Chief Operating Officer, Chief Financial Officer and additional sales staff in April 2011.  Further, consulting agreement fees and legal fees were $134,734 and $94,260, respectively, for the three months ended September 30, 2011, a decrease in consulting fees of $116,746 and an increase in legal fees of $35,033, respectively, compared to $251,480 and $59,227, respectively, for the same period in 2010.  The decrease in consulting fees was partly due to the termination of a consulting agreement with Strategic Product Development (“SPD”) in July.  A total of $91,284 in prepaid consulting agreements was expensed in the three months ended September 30, 2011, compared to $137,180 for the same period in 2010.  Interest and derivative expenses increased to $128,856 during the three months ended September 30, 2011, compared to $76,654 for the same period in 2010.  This increase is due to additional convertible debt agreements with Asher Enterprises, Inc. and JMJ Financial, Inc.  We also incurred capital expenditures in the amount of $44,115 and $120,866, during the three months ended September 30, 2011 and 2010, respectively, for office equipment, leasehold improvements and payments to complete the pilot design and final design of our production molds related to the 3 ml RevVac Safety Syringe.  Also, during the three months ended September 30, 2011, the Company removed from the balance sheet equipment valued at $248,000 for the production of 1 ml molds, as the Company determined that these molds had not been produced and would not be produced under the terms of the contract terminated with MIG in September.

Net Loss

Net loss for the three months ended September 30, 2011, was $685,391, compared to $607,002 for the same period in 2010, as the Company incurred greater expenses primarily related to an increase in salaries, consulting and legal fees and expenses associated with the convertible debt agreements.  The Company incurred a net operating loss of $566,535 during the three months ended September 30, 2011, compared to a net operating loss of $530,348 for the same period in 2010.

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues

During the nine months ended September 30, 2011 and 2010, the Company had no revenues as it continues to focus on finalizing the new manufacturing relationship with Yeso-med in order to meet the goal of receiving the first full shipment of syringes from the factory in the 4th quarter of 2011.

General and Administrative Expenses

During the nine months ended September 30, 2011, the Company incurred $1,820,549 in general and administrative expenses, compared to $2,260,713 for the same period in 2010.  Employee salaries were $548,237 for the nine months ended September 30, 2011, an increase of $203,087, compared to $345,150 for the same period in 2010.  This salary increase is due to the hiring of our new Chief Operating Officer, Chief Financial Officer and additional salaries staff in April 2011.  Further, consulting agreement fees and legal fees were $939,045 and $281,201, respectively, for the nine months ended September 30, 2011, an increase of $624,914 and $190,593, respectively, compared to $314,131 and $90,608, respectively, for the same period in 2010.  These increases were related an increase in outside marketing consultants and the continuing refinement of our current products to a production level quality and the protection of our patents.  Interest and derivative expenses also increased to $422,149 during the nine months ended September 30, 2011, compared to $111,660 for the same period in 2010, due to additional convertible debt agreements with Asher Enterprises, Inc. and JMJ Financial, Inc.  We also incurred capital expenditures in the amount of $407,821 and $230,375, during the nine months ended September 30, 2011 and 2010, respectively, for equipment, leasehold improvements and payments to complete the pilot design and final design of our production molds related to the 3 ml RevVac Safety Syringe.  Also, in September, 2011, the Company removed from the balance sheet equipment valued at $248,000 for the production of 1 ml molds, as the Company determined that these molds had not been produced and would not be produced under the terms of the contract terminated with MIG in September.

Net Loss

Net loss for the nine months ended September 30, 2011, was $2,777,528, compared to $846,374 for the same period in 2010, as the Company incurred greater expenses primarily related to an increase in salaries, legal fees and expenses associated with the convertible debt agreements.  The Company incurred a net operating loss of $2,377,323 during the nine months ended September 30, 2011, compared to a net operating loss of $734,713 for the same period in 2010.

Liquidity and Capital Resources

As of September 30, 2011, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due.  In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months.  Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the nine months ended September 30, 2011 and 2010, was $2,426,001 and $(903,436), respectively.  The net loss for the nine months ended June 30, 2011 and 2010 was $(2,777,528) and $(846,374), respectively.  This increase is primarily attributable to the increased expense related to consulting agreements, legal expenses, salaries and the interest and derivative expenses related to the convertible debt agreement.

Net cash used for investing activities for the nine months ended September 30, 2011 and 2010, was $(176,621) and $(230,376), respectively.  This cash used for investing activities is a result of equipment purchases and leasehold improvements, as well as the adjustment for the 1ml design molds taken off of the balance sheet after the termination of the contract with MIG.

Net cash obtained through all financing activities for nine months ended September 30, 2011, was $2,535,910, as compared to $1,124,512 for the nine months ended September 30, 2010.  The increase in cash obtained through financing activities is primarily a result of cash received from the exercise of stock options in the amount of $1,465,820.  Additionally, cash adjustments through the issuance of convertible debt totaled $427,920 during the nine months ended September 30, 2011.  Of this $427,920, an increase of $307,671 was provided from principal on the 2011 convertible debt agreements.  A debt discount decrease of $246,629 has yet to be amortized as of September 30, 2011, and an increase from the balance of the derivative liability as of September 30, 2011, is $366,878.

In order to fund the completion of the RevVac Safety Syringe production molds, we issued stock options and/or common stock when it is acceptable to third parties for services rendered in assisting us in the product distribution and marketing process.  Compensation costs related to the issuance of stock options to outside parties for services rendered during the three months ended September 30, 2011 and 2010 were $38,350 and $0, respectively.  Additionally, we received payments for exercised options during the three months ended September 30, 2011, totaling $1,465,820, compared to $261,276 for the three months ended September 30, 2010.  This increase is due primarily to an increase in consulting agreements and the options issued under the terms of these agreements.

As of September 30, 2011, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due.  We are searching for additional financing to generate the liquidity necessary to continue our operations.  Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all.  Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern.  We presently have an outstanding convertible note with JMJ Financial, but due to the Company’s risks and uncertainties, there is no assurance that we will be successful in continuing to fund money under these financing transactions.  We may also not be able to establish new agreements.  Even if such new agreements are established, there is no assurance that they will result in any funding.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock.  We presently have 250,000,000 shares of common stock authorized, of which 51,336,394 shares were issued and outstanding as of September 30, 2011.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

We believe that our existing available cash and available funds through the convertible notes with JMJ Financial and Asher Enterprises will enable us to meet our working capital requirements for at least the next 6 months.  Our estimated working capital requirement for the next 10 months is $1,900,000 with an estimated burn rate of $160,000 per month.  This working capital requirement includes initial orders for the safety syringe expected in the 4th quarter of 2011.

The Company entered into a two new securities purchase agreements in 2011 with Asher Enterprises, Inc. (“Asher Enterprises”), pursuant to which the Company issued two convertible promissory notes to Asher Enterprises for an original principal amount of $40,000 on July 26, 2011, and $45,000 on September 1, 2011, in return for aggregate gross cash proceeds of $85,000.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the note.  The principal amount owed to Asher Enterprises at September 30, 2011, is $160,000.  The note is convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

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

On February 28, 2011, the Company issued a $500,000 Convertible Promissory Note to JMJ.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 28, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 5 lowest traded prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. The principal amount owed to JMJ at September 30, 2011, is $272,671.

The following table summarizes total current assets, liabilities and working capital at September 30, 2011, compared to September 30, 2010.

	Sept. 30, 2011 (unaudited)	Sept. 30, 2010 (unaudited)	Increase/ (Decrease)
Current Assets	$222,165	$336,723	$(114,558)
Current Liabilities	$1,915,531	$680,074	$(1,235,457)
Working Capital Deficit	$(1,693,366)	$(343,351)	$(1,350,015)

As of September 30, 2011, we had a working capital deficit of $1,693,366, as compared to a working capital deficit of $343,351 as of September 30, 2010, an increase of $1,350,015.  Factors contributing to the increase in this deficit include the settlement agreement reach with Gifford Mabie and the SEC, which increased current liabilities by $803,280, as of September 30, 2011.  Additionally, the issuance of the convertible notes and the embedded derivatives associated with these notes increases current liabilities to $1,915,531 as of September 30, 2011, as compared to a balance of $680,074 as of September 30, 2010.

Other current assets include the amount related to pre-paid consulting expenses incurred through the issuance and exercise of stock options.  The balance of prepaid consulting fees as of September 30, 2011, was $191,860, compared to $411,539 as of September 30, 2010.  The remaining balance of $27,500 is a short term note receivable.

	Sept. 30, 2011	Sept. 30, 2010

Building	$—	$—
Production machinery and equipment	894,000	228,000
Furniture and fixtures	39,847	39,847
Office equipment	4,035	2,214
Leasehold improvements	41,800	—

Less: accumulated depreciation and amortization	(14,360)	(8,049)
Property, plant and equipment, net	$965,322	$262,012

Production machinery and equipment as of September 30, 2011, consisted primarily of amounts incurred in connection with the pilot molds and final molds related to the lines for the RevVac syringe.

The Company does not currently generate any cash from operations and does not have access to traditional credit facilities, however, the Company expects product sales beginning in the fourth quarter of 2011.  Over the next 12 months, we expect to rely upon funding under our $1,050,000 and $500,000 convertible promissory notes with JMJ in order to implement our business plan and meet our liquidity needs going forward.  The Company may also sell shares of its common stock or permit warrant exercises.  If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Current Liabilities consists of the following:

	Sept. 30, 2011	Sept. 30, 2010

Accounts payable and credit cards	$144,850	$53,027
Accrued Salaries	120,000	253,725
Convertible Debentures and Accrued Interest (net)	111,985	116,400
Note Payable and Accrued Interest	830,176	0
Derivative Liabilities	527,538	164,761

Other Current Liabilities	180,982	92,161

Total current liabilities	$1,915,531	$680,074

Changes in the balance to Accounts Payable are a result of the purchase agreement for the 1ml and 3ml RevVac Safety Syringe molds.  Notes payable and Accrued Interest are a result of the settlement and determination of a liability with Gifford Mabie and the SEC.  The issuance of the convertible debt agreements resulted in an increase in derivative liabilities. Other current liabilities include an amount due to a former employee of the Company.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant Changes in the Number of Employees

The Company began leasing additional space in the same building as of July 1, 2011, and expects to hire between 1 to 3 office personnel to assist with operations as sales commence with the 3ml RevVac safety syringe.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments other than those attached to the convertible debt agreements issued to JMJ Financial and Asher Enterprises.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2010, filed with the SEC on September 16, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and reported in a current report on Form 8-K, the Company issued the following securities during the three months ended September 30, 2011:

On July 18, 2011, the Company issued 5,000 shares of the Company’s common stock for outside consulting services rendered in the amount of $1,500.

On July 26, 2011, in exchange for $40,000 of funding, the Company issued a nine-month convertible promissory note.  The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to a 45% discount from the market price at the time of conversion.  The note carries an interest rate of 22% per annum.

On August 12, 2011, the Company issued 5,172 shares of the Company’s common stock for outside consulting services rendered in the amount of $1,500.

On August 22, 2011, the Company issued 100,000 shares of the Company’s common stock to a service provider for services rendered in the amount of $24,000.

On September 1, 2011, in exchange for $45,000 of funding, the Company issued a nine-month convertible promissory note.  The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to a 45% discount from the market price at the time of conversion.  The note carries an interest rate of 22% per annum.

On September 20, 2011, the Company issued 6,521 shares of the Company’s common stock for outside consulting services rendered in the amount of $1,500.

On September 30, 2011, the Company issued 50,000 shares of the Company’s common stock upon the exercise of stock options in the amount of $1,000.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2011.

Item 4. (Removed and Reserved).

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

REVOLUTIONS MEDICAL CORPORATION

Dated: November 18, 2011	By:	/s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 18, 2011	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)