Form 10-K
period 2011-12-31
Revolutions Medical CORP
filed 2012-03-30
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

REVOLUTIONS MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	000-28629	73-1526138
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

670 MARINA DRIVE, 3RD FLOOR CHARLESTON, SC 29492
(Address of principal executive offices, including zip code)

(843) 971-4848
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenues for its most recent fiscal year were approximately $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011, based on a closing price of $0.29 was approximately $14,261,788. As of March 30, 2012, the registrant had 57,505,476 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

REVOLUTIONS MEDICAL CORPORATION

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2011

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

PART I

Item 1. Business.

Since 1996, Revolutions Medical Corporation (“Revolutions Medical,” the “Company,” “we,” “us” or “our”) has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes. Our present product development effort is focused on the RevVac™ Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases. The Company also has developed a suite of proprietary MRI software tools; RevColor™, Rev3D™, RevDisplay™, and RevScan™. These tools are designed to enhance general diagnostic confidence through education and research use and in the future we believe will have specific commercial applications.

On February 22, 2009, the Company announced that it had received notification from the Federal Drug Administration (“FDA”) that the 510(k) application for the 3ml RevVac™ safety syringe was cleared. Furthermore, FDA clearance is not needed for educational and research use of our RevDisplay™, RevColor™ and Rev3D™ MRI software tools but future applications will most likely require FDA 510(k) clearance

According to the Company’s manufacturing agreement with Medical Investment Group, (“MIG”), signed in September 2010, the RevVac™ auto-retractable vacuum safety syringe was required to be in full production by May 2011. On September 6, 2011, the Company terminated its manufacturing agreement with MIG and signed a Memorandum of Understanding with Wuxi Yushou Medical Appliances Co., Ltd. on September 8, 2011, for the manufacturing and supply of the Company's proprietary RevVac™ safety syringes, including the 1ml, 3ml, 5ml, and 10ml sizes. On December 1, 2011, a formal manufacturing agreement was signed between Revolutions Medical and Wuxi Yushou Medical Appliances Co., LTD. (“Yeso-med”). Yeso-med opened its new production workshop in March 2012 and began full scale manufacturing of the 3ml RevVac™ safety syringe.

The Company’s partnership with Yeso-med enabled the firm to establish manufacturing capabilities. In September 2011, Yeso-med began establishing a new, state-of-the-art manufacturing facility dedicated to the manufacture of safety syringes. The new facility, which began operations in March 2012, consists of 21 injection molding machines with complete assembly lines, capable of producing 100,000,000 safety syringes per year and expansion capability to produce 300,000,000 units per annum. The new facility is over 300,000 sq. ft. with a Class 8 clean room totaling over 32,000 sq. ft. Yeso-med employs over 470 employees and has been producing medical devices since 1997. The manufacturing processes have been certified by the FDA, European Community (CE Mark) and ANVISA and has been issued an ISO 13485 certificate of compliance in recognition of their current good manufacturing practices (cGMP).

During 2010, Revolutions Medical entered into two university clinical studies utilizing its proprietary MRI software tools. These first two clinical studies are for cases involving head trauma and brain masses. These results are expected to clinically validate the use of its MRI software tools as an additional application to enhance the diagnostic confidence of physicians. In preparation for the expected commercial launch of the MRI software suite of products, the Company hired Strata Corporation in March 2012. Strata is an expert in computer software and programming and the Company believes that by the end of 2012, the first application of RevColor™, RevDisplay™ and Rev3D™ will be commercially available. The launch of this product will be a “software as a service” (SaaS) business model, where customers will log on to our secure website and send current black and white images to the Company via high speed internet (teleradiology), and the images will be sent back to the customer in color and three dimensional with auto segmentation. At first the Company will charge a per-use fee but can expand depending upon volume into monthly service agreements. Potential Revolutions Medical customers could include MRI centers, doctors, hospitals and even patients.

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

The Company is engaged in the development of technology which can segment and reference MRI images. By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in three dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By “referencing” the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. The Company filed four US patent applications in June of 2007, each of which received USPTO office actions during 2010 and 2011. As Revolutions Medical continues to improve and enhance its proprietary software capabilities, and as new information and technologies advance with the imaging market, the Company is ready to protect and preserve its technology by filing additional patents, copyrighting, and other protection measures.

The Company has launched sales of its 3ml RevVac™ safety syringe and expects to ship its first orders by the end of March 2012. This event will be the first time the Company can record sales revenues and the Company expects to ship approximately 3 million 3ml RevVac™ safety syringes per month through the end of this year. With a combination of sales orders, warrant and option holders exercising, and the recent capital financing agreement with Trafalgar, the Company expects to have enough capital to meets its financial needs in 2012.

Principal Markets

Our 3ml RevVac™ safety syringe is currently being marketed to healthcare providers in the U.S. and internationally which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

The syringe and needle device market continues to be a market in transition. The nature of the products comprising the market is gradually changing from standard to safety devices. The impetus for the change to safety devices is the risk that is carried with each needlestick injury which includes the transmission of over 20 blood borne pathogens, including the human immunodeficiency virus (“HIV,” which causes AIDS), hepatitis B, and hepatitis C. Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers, domestic organizations, and government agencies have been involved in the effort to get more effective safety needle products to healthcare workers.  Federal legislation was signed into law on November 6, 2000, by former President William Jefferson Clinton.  This legislation, which became effective for most states on April 12, 2001, now requires safety needle products be used for the vast majority of procedures.  However, even with this requirement, hospitals are slow to follow the law intended to protect healthcare workers.

Distribution Method of Products and Services

In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, Becton-Dickinson, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. The Company has been in direct communication and has shown samples of its RevVac™ safety syringes to many GPOs. We believe that we have a superior product compared to the competition which would allow us to penetrate the market. However, we may not be successful in obtaining any contracts with GPOs, which would severely limit our product’s marketability in the United States. See “RISK FACTORS.”

We presently have our 3ml RevVac™ safety syringe for sale and expect to have additional products for sale in 2012. We plan to seek distribution arrangements with established medical device distributors in the future, but there is no assurance that we will be successful in establishing or maintaining such relationships.

Presently, the Company has signed international distribution agreements with several firms. In December 2011, the Company signed agreements with DS WorldMed, Incorporated, who was granted exclusive distribution rights in South America, and CeifiT, Incorporated, who was granted exclusive distribution rights in Israel and Qatar. These entities committed to sales totaling 7 million units in the first half of 2012 and recurring sales of at least 7.5 million units per quarter beginning in the 3Q 2012 in order to retain their exclusivity rights to these territories.

In the first quarter of 2012, the Company signed a non-exclusive distribution agreement with Hectare Systems covering Malaysia.

Status of Planned Products

The RevVac™ safety syringe uses vacuum technology to retract the needle into the plunger immediately after use. The syringe cannot be reused once the vacuum is activated. The Company believes its safety syringe has many advantages over its competition including price, ease of use, and safety. We believe that it will help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. The Company also believes that, with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

The Company is currently working on developing, enhancing and securing its proprietary MRI software tools for commercial launch. The Company believes that once clinical application validations using its MRI software suite of products including RevColor™, RevDisplay™ and Rev3D™ directed at concussions, stroke, Alzheimer’s and breast disease are achieved, it will eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.

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

Competitive Business Conditions, Competitive Position and Methods of Competition

The safety medical device market is highly competitive. The leading manufacturers and marketers of safety medical devices are Becton-Dickinson, Covidien (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Smith Medical, and Johnson & Johnson. Developers of safety medical devices, which we compete against for license and collaborative arrangements with medical device and pharmaceutical companies, include Med-Design Corporation, New Medical Technologies, Retractable Technologies, Inc., Unilife, Inc. and Specialized Health Products International. Our competitors have substantially greater assets, technical staffs, established market shares, and greater financial and operating resources than we do. There is no assurance that we can successfully compete.

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

We compete primarily on the basis of product performance and quality.  We believe our competitive advantages include, but are not limited to, our superior design and innovation. We believe the RevVac™ safety syringe to be the most effective safety syringe on the market.  Our syringe products include passive safety activation, require less disposal space, and are activated while in the patient, virtually eliminating exposure to the contaminated needle. Our price per unit is competitive or even lower than the competition once all the costs incurred during the life cycle of a syringe are considered. Such life cycle costs include disposal costs, testing and treatment costs for accidental needlestick injuries, and treatment for contracted illnesses through accidental needlestick injuries.  With our unique design, the disposal costs can be drastically reduced by requiring, in certain situations, just the plunger with the retracted needle to be disposed of in a sharps container. This dramatically cuts the disposal costs compared to other safety syringes on the market that require the entire syringe to be disposed of in a sharps container.

We have several major competitors including BD and Covidien Ltd. (“Covidien”) domestically and Terumo Medical Corp. (“Terumo”), and B. Braun internationally.

Included as safety-engineered devices manufactured by BD are the SafetyLok™, a syringe that utilizes a tubular plastic sheath that must be manually slid over the needle after an injection, and the SafetyGlide™, a needle which utilizes a hinged lever to cover the needle tip.  BD also manufactured the Integra 3mL retracting needle product based on a license agreement with Specialized Health Products International, Inc. (formerly the Med-Design Corporation). Terumo manufactures conventional and auto-disable syringes and operates internationally with sales in more than 150 countries.

Both BD’s SafetyLok™ and Covidien’s Monoject® safety syringes require the use of two hands and several extra steps to activate the tubular plastic shield which must be slid and locked into place to protect the needle.  These products must be removed from the patient prior to activation, resulting in exposure to the contaminated needle.  In contrast, use of the RevVac™ syringe is identical to that of a standard syringe until the end of an injection, when the automated vacuum retraction mechanism retracts the needle directly from the patient safely into the barrel of the syringe. This allows both hands to remain safely out of harm’s way.

Our safety syringe products have an advantage over non-retracting safety syringes because minimal training and changes to practitioners’ normal routines are required. Use of our products also prohibits unfortunate and improper reuse. Several factors could materially and beneficially affect the marketability of our products. Demand could be increased by existing legislation and other legislative and investigative efforts. Licensing agreements could provide entry into new markets and generate additional revenue.

Sources of Raw Materials and the Names of Principal Suppliers

On December 1, 2011, the Company entered into an International Manufacturing Agreement (the “Yeso-med Agreement”) with Yeso-med. The term of the Agreement is for a period of sixty (60) months commencing on the Effective Date (the “Term”). Pursuant to the Yeso-med Agreement, during the Term, Yeso-med will serve as the Company’s exclusive manufacturer in China of the Company’s RevVac™ safety syringes, including the 1ml, 3ml, 5ml and 10ml sizes. The Company is also pursuing manufacturing capabilities outside of China.

The Company is obligated under the terms of the agreement to place an initial order by March 15, 2012. Commencing on the date that Yeso-med has the capacity to begin regular production of the 3ml Syringe in the minimum amount of 2,500,000 units per month, but no later than April 30, 2012, the Company will place and Yeso-med will supply orders in the minimum amount of 2,500,000 units per month, for each month during the Term. Further, commencing on the date that Yeso-med has the capacity to commence regular production of the 1ml Syringe in the minimum amount of 2,500,000 units per month, the Company will place and Yeso-med will supply orders in the minimum amount of 5,000,000 units per month, for each month during the Term, such order to consist of an agreed upon combination of 1ml and 3ml Syringes. The agreement also provides for the production of the 5ml and 10ml RevVac™ safety syringe sizes with no obligation for minimum monthly amounts. These amounts will be subject to market demand. On March 15, 2012, Revolutions Medical placed an order for 3 million 3ml RevVac™ safety syringes. Yeso-med accepted the order and expects to have all 3 million syringes shipped by April 30, 2012 in accordance with the supply agreement.

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

Patents, Trademarks, Licenses, Royalty Agreements or Labor Contracts

Our success depends in part on our ability to maintain proprietary protection surrounding our product candidates, technology and know-how; to operate without infringing the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology, including both new inventions and improvements of existing technology, that are important to the development of our business, unless this proprietary position would be better protected using trade secrets.

Our patent strategy includes obtaining patent protection, where possible, on compositions of design, methods of manufacture and methods of use. We also rely on trade secrets, know-how, continuing technological innovation, in-licensing and partnership opportunities to develop and maintain our proprietary position.

Reflecting our commitment to safeguarding proprietary information, we require our employees and consultants to sign confidentiality agreements.  Furthermore, we enter into research agreements in which we exchange proprietary materials and information with collaborators including material transfer agreements, research agreements, development agreements and clinical trial agreements.  These agreements prohibit unauthorized disclosure of our proprietary information.   To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Even though we employ a number of safeguards to protect our proprietary information, including confidentiality agreements and implementation of physical security and electronic security of information technology systems, we cannot be assured that our proprietary information is protected. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information.  Policing unauthorized use of our proprietary information is difficult and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S.

In some cases, litigation or other proceedings may be necessary to enforce our patents or protect our know-how or other intellectual property rights.  Any additional potential litigation is likely to result in a substantial cost to us and a diversion of our resources.  We cannot be sure that any of our patents will ultimately be held valid.  An adverse outcome in any litigation or proceeding could subject us to significant liability.

We focus special attention on filing patent applications for formulations and delivery regimens for our products in development to further enhance our patent exclusivity for those products. We seek to protect our proprietary technology and processes, in part, by contracting with our employees, collaborators, scientific advisors and our commercial consultants to ensure that any inventions resulting from the relationship are disclosed promptly, maintained in confidence until a patent application is filed and preferably until publication of the patent application, and assigned to us or subject to a right to obtain a license.

We do not know whether any of our own patent applications will result in the issuance of any patents. Furthermore, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that any related patent may expire prior to or shortly after commencing commercialization, thereby reducing the advantage of the patent to our business and products.

As part of our product development, we have filed or may file patent applications related to new product designs and production methods in the U.S. and in many of the major international markets.

Individual patents extend for varying time periods depending on the effective date of filing the patent application or the date of patent issuance, and the legal term of the patents in the countries in which they are obtained. Generally, patents issued in the U.S. are effective for:

•	The longer of 17 years from the issue date or 20 years from the earliest effective filing date, if the patent application was filed prior to June 8, 1995; or

•	20 years from the earliest effective filing date, if the patent application was filed on or after June 8, 1995.

The term of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest effective filing date.

In September 2005, we filed an additional patent on our RevVac™ safety syringe under a joint venture agreement with Globe Med Tech which gives a 50% ownership of this patent to the Company and 50% to Globe Med Tech. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements with Globe Med Tech in March 2007, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements and to give 100% ownership back to the Company (see Item 3 - Legal Proceedings and “RISK FACTORS”). This patent was issued January 13, 2009. A summary judgment hearing was held in May, 2011, in Tulsa, OK. On August 15, 2011, the District Court of Tulsa County, State of Oklahoma granted Revolutions Medical a summary judgment against Globe Medical Tech. On October 21, 2011, Revolutions Medical received journal entry of judgment. The Court requires Globe Med Tech to pay to Revolutions Medical the sum of $311,440, the return of all syringes, design files and sample molds, the return of 266,667 shares of common stock, to assign all rights to the January 2009 issued patent number 11/115,446 and to cease and be prohibited from claiming any interest or ownership to the RevVac™auto-retractable vacuum safety syringe. Globe Med Tech’s appeal was denied on December 13, 2012. Revolutions Medical is actively pursuing Globe Med Tech under this judgment to seek all relief and damages.

•	RMCP SAFETY SYRINGE PATENTS. A U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023. The Company has filed applications for foreign patent protection for the following countries: Canada, Mexico, Taiwan, Japan, China, Australia, and in Europe. An international patent has been issued in Mexico and China. See “RISK FACTORS.”

•	RMCP BLOOD SAMPLING DEVICE PATENT. A U.S. patent covering the Company’s blood sampling device was published on April 10, 2003. The Company has not filed any applications for foreign patent protection. See “RISK FACTORS.”

•	The Company filed a provisional patent with the U.S. Patent and Trademark Office on May 3, 2011. This provisional patent provides additional protection for the Company’s auto-retractable vacuum technology.

•	PATENT APPLICATIONS FOR COLOR AND 3D MRI SOFTWARE TECHNOLOGY. In June 2007, the Company filed four patent applications related to the Color and 3D MRI technology, none of which has yet been published. The Company also filed an application for foreign patent protection in Europe. All of these patent applications received office actions in 2010 and 2011. There is no assurance that any of the patent applications will be issued or that any patent protection for the Color MRI technology can or will be obtained. See “RISK FACTORS.”

In November 2010, the Company filed a trademark on its logo and several wordmarks for its product line which include: RevColor™, RevDisplay™, Rev3D™, RevScan™ and RevVac™.

On December 31, 2010, the Company completed a reworking of a worldwide exclusive license with Traxsys, LLC, for a guided navigational Breast Biopsy System (BBS). This BBS facilitates accurate and fast non-palpable lesions and micro calcification localization in the treatment of breast cancer. The BBS localization needle can be modified to use the Company’s proprietary RevVac™ safety syringe technology. Additionally, one of the patents covering the stabilization technology could be used to further enhance the Company's MRI software tools by providing for a proprietary platform for image fusion between MRI and X-Ray. This technology has already received 510(k) clearance from the FDA. After a full due diligence review of the technology, the Company sees a potential synergy between its proprietary MRI software tools and this technology for breast imaging. However, the Company has decided not to invest additional capital at this time and to focus its resources on its RevVac™ safety syringe line of products and applications for its MRI software technology. In the future, the Company could re-license this technology for future products.

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

There is a different set of regulatory requirements in place for the European Union (EU). In the EU, a company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive (MDD) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the “essential requirements” defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, known as a “Notified Body.” The nature of the assessment will depend on the regulatory class of products concerned, which in turn determines the precise form of testing to be undertaken by the Notified Body.

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

Effect of Existing or Probable Governmental Regulation

The World Health Organization estimates that 1.3 million people die each year as a result of unsafe injection practices, which can include syringe re-use and needlestick injuries. Unsafe injection practices result in the transmission of a number of blood-borne diseases such as HIV/AIDS and hepatitis C. The U.S. Centers for Disease Control and Prevention estimates that 385,000 needlestick and other sharps-related injuries are sustained by U.S. hospital-based healthcare personnel each year. The U.S. Occupational Safety and Health Administration, or OSHA, estimates that when other secondary healthcare settings are also taken into account, there are as many as 800,000 needlestick injuries to U.S. healthcare workers each year. To help minimize the transmission of blood-borne pathogens caused by unsafe injection practices, many international healthcare and pharmaceutical markets are transitioning to the mandatory use of safety syringes.

In many sophisticated healthcare markets, governments are focused on the mandatory use of safety devices within healthcare facilities to protect healthcare workers from the risk of acquiring blood-borne pathogens via needlestick injuries. Regulatory actions at the federal and state level promote the use of safety needles to reduce the risk of accidental needle sticks. On July 1, 1999, California, through its state Occupational Safety and Health Administration (OSHA) program, began requiring the use of safety needles. Other states such as Texas, Tennessee, Maryland and New Jersey have passed similar legislation.

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

OSHA differentiates safety features in two primary ways. First, it differentiates passive safety features which “remain in effect before, during and after use” from active devices which “require the worker to activate the safety mechanism.” Second, OSHA regulations state that products with an “integrated safety design that is an integral part of the device and cannot be removed” are usually preferred to those with an accessory safety device with safety features that are “external” and “dependent on employee compliance.” We believe the majority of safety syringe products used in U.S. healthcare facilities incorporate active safety features which are not fully integrated within the barrel of the syringe.

The European Union has also introduced a directive in March 2010 requiring member countries to introduce laws within three years requiring the use of needlestick prevention products within healthcare facilities. Other countries such as Canada and Australia have also taken steps to encourage the use of safety syringes. As a result of this existing and proposed legislation, safety syringes are now commonly used within the healthcare facilities in a number of countries.  As a result of these regulatory actions, we anticipate that the demand for safety medical devices such as those we have designed and are designing will continue to increase for the foreseeable future.

Estimate of the Amount Spent on Research and Development

Research and development expenses were $111,832 and $257,350 in 2011 and 2010, respectively.

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

Number of total employees and number of full time employees

We presently have five full-time employees. Services such as product design and development and sales consulting are provided by third parties on a contract basis. Consequently, developing our business may require a greater period of time than if we had full time employees.

Our success depends in large measure on our ability to attract and retain capable executive officers and highly skilled employees who are in great demand.  None of our employees are represented by a labor union and we believe that our relations with our employees are generally good. Generally, our employees are at-will employees.  However, we have entered into employment agreements with certain of our executive officers.

Available information

We file electronically with the U.S. Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at http://www.revolutionsmedical.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC.  The public can also obtain materials that we file with the SEC through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room is available by calling the SEC at 800-SEC-0330.

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

Due to the current economic conditions and the risks and uncertainties surrounding our Company, we may not be able to secure additional financing on acceptable terms, if at all. Our estimated working capital requirement for the next 12 months is $3,100,000 with an estimated burn rate of $230,000 per month. This working capital requirement includes initial orders for the safety syringe expected in the 1st quarter of 2012. In order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. To the extent that services are paid for with common stock or stock options that are exercised and sold into the market, the market price of our common stock could decline and your ownership interest will be diluted. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

IF WE DO NOT OBTAIN FDA APPROVAL FOR OUR FUTURE PLANNED PRODUCTS THEN OUR FUTURE PROSPECTS WILL BE HARMED.

Our future planned products may require FDA approval before they can be sold in the United States. There are some planned products for which we have not yet applied for or received FDA approval. However, we have received FDA 510(k) clearance on our 3ml RevVac™ safety syringe. Our RevColor™ and Rev3D™ MRI software technology does not require FDA approval for educational and research purposes, however, future applications may require 510(k) clearance. There is no assurance that our other planned products will qualify for the FDA’s 510(k) pre-market notification approval process. The FDA approval process can take years and be expensive, especially if a pre-market approval (PMA) is required. A PMA is much more rigorous and expensive to complete than a 510(k). In addition, the Medical Device User Fee and Modernization Act, enacted in 2002, allows the FDA to assess and collect user fees for 510(k) and for PMA applications. There is no assurance that we will qualify for fee reductions or waivers or that we will have the funds necessary to apply for or obtain FDA approval for our planned products. The FDA approval process could take a significant amount of time, if not years, to complete and there is no assurance that FDA approval will ever be obtained. If FDA approval is not obtained, then we will not be able to sell our future planned products in the United States, which would have a material adverse effect on our future business prospects.

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

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY, THEN OUR BUSINESS PROSPECTS WILL BE MATERIALLY ADVERSELY AFFECTED.

Our retractable safety syringe, if developed and commercialized, will compete in the United States and abroad with the safety needle devices and standard non-safety needle devices manufactured and distributed by companies such as Becton Dickinson (BD), Covidien, (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Smith Medical, and Johnson & Johnson. Developers of safety needle devices against which we could compete include Med-Design Corp., New Medical Technologies, Retractable Technologies, Inc., Unilife, Inc. and Specialized Health Products International, Inc. Our MRI software tools, if developed, approved and commercialized, will compete in the United States and abroad against technologies manufactured and distributed by companies such as General Electric and Siemens. Most of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices and/or software than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our planned products, or may render our planned products obsolete. In addition, new competitors may develop products that compete with our planned products, or new technologies may arise that could significantly affect the demand for our planned products. Even if we are successful in bringing our planned products to market, there is no assurance that we can successfully compete. We cannot predict the development of future competitive products or companies.

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

WE RELY ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCT. THIS COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR FUTURE PROSPECTS.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2011, we had accumulated a deficit of $29,834,791. There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

To achieve and maintain profitability, we need to generate significant revenues from our existing and future product sales. Because of the numerous risks and uncertainties associated with medical device development and commercialization, we are unable to predict the extent of any future losses.  We may never successfully commercialize any products, generate significant future revenues or achieve and sustain profitability.

WE HAVE RECEIVED AN AUDIT REPORT WITH A GOING CONCERN DISCLOSURE ON OUR CONSOLIDATED FINANCIAL STATEMENTS.

The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and/or raising additional capital. Our independent registered public accounting firm included, in their audit report on our consolidated financial statements for the year ended December 31, 2011, an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the liquidity condition of the Company. As a result of this uncertainly we may have a more difficult time obtaining necessary financing.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO SUCCESSFULLY MANUFACTURE OUR PRIMARY PRODUCT, THE REVVAC™ SAFETY SYRINGE, AND ACHIEVE SUBSTANTIAL COMMERCIAL SALES OF THIS PRODUCT TO CUSTOMERS. IF WE EXPERIENCE PROBLEMS OR DELAYS IN MANUFACTURING OR SECURING FAVORABLE AGREEMENTS TO SUPPLY THE REVVAC™ SAFETY SYRINGE TO CUSTOMERS, OUR BUSINESS, INCLUDING OUR ABILITY TO GENERATE SIGNIFICANT REVENUES, WILL BE MATERIALLY AND ADVERSELY AFFECTED.

Upon the scheduled completion of the development and qualification of production systems to support the manufacture and commercial sale of the RevVac™ safety syringe, we expect to commence commercial supply of the syringe to customers during the 1st quarter of 2012. Since the RevVac™ safety syringe is our primary product, any failure or significant delay in completing these activities could materially harm our business and our ability to generate any significant amount of revenues for the foreseeable future. Our ability to generate significant revenues will directly depend on our ability to negotiate successfully one or more supply agreements for the RevVac™ syringe with distributors and to begin supplying substantial quantities of the product under such agreements. We cannot predict with certainty if and when we will be able to enter into any supply agreements for the RevVac™ syringe or what the terms of any such agreements will be. If we are unable to secure favorable supply agreements for the RevVac™ syringe in a timely manner, our ability to generate significant revenues will be materially and adversely affected.

OUR RESEARCH AND DEVELOPMENT AND OTHER OPERATING EXPENSES ARE SIGNIFICANT AND WE DO NOT EXPECT TO BE PROFITABLE UNLESS AND UNTIL WE BEGIN TO MANUFACTURE OUR REVVAC SAFETY SYRINGE, NEGOTIATE SUPPLY AGREEMENTS WITH DISTRIBUTORS AND BEGIN COMMERCIAL SALE OF THE REVVAC SAFETY SYRINGE.

We have incurred and will continue to incur significant research and development expenses for other product variants of our technology. We will also incur general and administrative expenses related to increasing our operations, expanding our sales and marketing capabilities, seeking regulatory approvals, and complying with the requirements related to being a public company in the United States. We will not be profitable unless we are successful in developing and commercializing the RevVac™ safety syringe and other new products, obtaining regulatory approvals, and manufacturing, marketing and selling commercial products.

OUR ABILITY TO SUCCESSFULLY MARKET AND SELL OUR SAFETY SYRINGES MAY BE IMPAIRED UNTIL WE ARE ABLE TO OFFER A FULL RANGE OF SAFETY SYRINGES IN SIZES COMMONLY USED IN ACUTE-CARE FACILITIES.

In addition to the 3ml RevVac™ safety syringe, our product portfolio also includes the 1ml, 5ml, and 10ml RevVac™ safety syringe sizes. Acute-care hospitals are the largest single healthcare market for clinical syringes. These facilities use a range of clinical syringes, including 1ml, 3ml and 5ml sizes, for the subcutaneous and intramuscular administration of therapeutic drugs and vaccines. We have completed development and secured regulatory approvals only for the marketing and sale of our 3ml RevVac™ safety syringe. While we intend to market the 3ml RevVac™ safety syringe to other healthcare sectors in addition to acute-care facilities, our ability to market and sell our safety syringes successfully may be impaired until we are able to offer clinical syringes in a full range of sizes.

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

WE DEPEND ON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL AND THE LOSS OF THEM COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends upon the efforts and abilities of our executive officers and other key personnel, particularly Mr. Rondald Wheet, our Chief Executive Officer, and Vincent Olmo, our Chief Operating Officer, to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment agreements with Mr. Wheet, Mr. Olmo and other key personnel, as well as incentive compensation plans that provide various economic incentives for them to remain with us, these agreements and incentives may not be sufficient to retain them. Our ability to operate successfully and manage our potential future growth also depends significantly upon our ability to attract, retain and motivate highly skilled and qualified personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. The loss of our executive officers or other key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business. In addition, we have a limited history of operations under our current officers and directors. Our officers have not worked together for an extensive length of time. If for any reason our management members cannot work efficiently as a team, our business will be adversely affected. The Company currently maintains a “key person” life insurance policy on the life of our Chief Executive Officer, Rondald Wheet, to compensate the Company for the loss of his services.

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

Some companies we may utilize for the supply of components for the RevVac™ safety syringe also develop and market their own safety products. These companies may elect to cease supply relationships with us in the future for competitive reasons. This may disrupt our supply chain, cause difficulties in the qualification of new sources of supply and impair our ability to supply customer orders. Such events may have a material adverse effect on our results of operations, our financial condition or cash flows.

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

WE MAY BE ADVERSELY IMPACTED BY NEXT GENERATION DRUG DELIVERY TECHNOLOGIES.

Much of our potential sales and potential profitability depends to a large extent on the sale of drug products delivered by subcutaneous or intramuscular injection. Other device companies, and pharmaceutical companies, are attempting to develop alternative therapies or drug administration systems such as needle-free or intradermal injection technology for the treatment or prevention of various diseases. The development of new or improved products, processes or technologies by other companies may render our products or proposed products obsolete or less competitive. If the products developed in the future by our customers or potential customers use another delivery system, our sales and potential profitability could suffer. Furthermore, we will be largely reliant upon the receipt of revenues from the sale of the RevVac™ safety syringe and will not have the benefit of diversification.

WE MAY FACE SIGNIFICANT UNCERTAINTY IN THE INDUSTRY DUE TO GOVERNMENT HEALTHCARE REFORM.

The healthcare industry in the United States is subject to fundamental changes due to the ongoing healthcare reform and the political, economic and regulatory influences. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sale of certain medical devices in the United States, commencing in January 2013. This enacted excise tax may adversely affect our operating expenses and results of operations. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

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

We may be subject to liability for errors that occur with our technologies due to claims of negligence or product malfunction. Pursuant to our manufacturing agreement, the Company has the right to claim reimbursement for damages due to manufacturing defects but will have product liability insurance in place before delivery of its products. We can still suffer litigation as a result of perceived product malfunctioning, adversely affecting our reputation, planned revenue stream and company. Despite purchasing product liability insurance at the industry standard amount, product liability claims could increase our costs and adversely affect our reputation, planned revenues and, ultimately, lead to additional losses. In addition, product defects could result in product recalls and warranty claims. A product recall could delay or halt production of our product until we are able to remedy the product defects. The occurrence of any claims, judgments or product recalls will negatively affect our brand name image and product sales, lead to additional costs, and adversely affect our financial condition and results of operation.

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

Some of the key components of our products and related services are currently purchased from only single suppliers with which we do not have long-term contracts. Some of these suppliers may be located outside of the United States, which could make us subject to foreign export laws and U.S. import and customs statutes and regulations, thus complicating and delaying shipments of components. If necessary or desirable, we could source our product components and related services from other suppliers. However, establishing additional or replacement suppliers for these components, and obtaining any necessary regulatory clearances or approvals, could take a substantial amount of time and could result in increased costs and impair our ability to produce our products, which would adversely impact our business, operating results and prospects. If our independent contract manufacturer fails to timely deliver to us sufficient quantities of some of our products and components in a timely manner, our operations may be harmed.

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

We, our contract manufacturers and our component suppliers are required to comply with the FDA’s quality system regulations, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its quality system regulations through periodic unannounced inspections. We cannot assure you that our facilities or our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturers’ or component suppliers’ facilities fails a quality system inspection, the manufacturing or distribution of our devices could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our packaging and labeling operations or the manufacturing operations of our contract manufacturers, or a recall of our devices. If any of these events occurs, we may not be able to provide our customers with the quantity of RevVac™ safety syringes they require on a timely basis, our reputation could be harmed and we could lose customers, any or all of which may have a material adverse effect on our business, financial condition and results of operations.

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

We currently use a contract manufacturer in Asia to manufacture our RevVac™ safety syringe, and we plan to use foreign manufacturers to manufacture future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

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

IF WE FAIL TO INCREASE OUR PRODUCTION AND MANUFACTURING CAPACITY TO MEET DEMAND, WE WILL BE UNABLE TO GROW AND OUR ABILITY TO PRODUCE NEW PRODUCTS AND ENTER INTO MARKETS WILL BE LIMITED.

Global growth and demand for our products could increase the utilization of our production and manufacturing facilities, including manufacturing capacity provided by third-party manufacturers and packaging capacity with respect to our products. If we are unable to successfully expand our production and manufacturing capacity, we will be unable to grow and expand our markets or enter into additional geographic markets or new product categories. In addition, failure to successfully expand our production and manufacturing capacity will limit our ability to introduce and distribute new products, including our existing pipeline of innovations and product improvements, or otherwise take advantage of opportunities in new markets. Further, increasing our production and manufacturing facilities requires significant investment and time to build. Delays in increasing capacity could also limit our ability to grow and materially adversely affect our business.

FLUCTUATIONS IN FOREGIN CURRENCY EXCHANGE RATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS FROM OPERATIONS.

Changes in foreign currency exchange rates can affect the value of our assets and liabilities, and the amount of our revenues and expenses. We do not currently try to mitigate our exposure to currency exchange rate risks by using hedging transactions. We cannot predict future changes in foreign currency exchange rates, and as a result, we may suffer losses as a result of future fluctuations.

Risks Related to Our Common Stock

YOUR OWNERSHIP INTEREST MAY BE DILUTED AND THE VALUE OF THE SHARES OF OUR COMMON STOCK MAY DECLINE BY THE EXERCISE OF STOCK OPTIONS WE HAVE GRANTED OR MAY GRANT IN THE FUTURE AND BY THE COMMON STOCK WE HAVE ISSUED OR WILL ISSUE IN THE FUTURE.

As of March 30, 2012, there were 17,973,750 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from .08-.50 cents per share, all of which are exercisable. 6,453,750 options still outstanding were granted in 2007 and 2008 at a weighted average price of ..08 per share and are considered in the money as of March 30, 2012. 2,500,000 options issued in 2011 exercisable at .15 cents per share are considered in the money. An additional 1,500,000 options issued at an exercise price of .25 cents are considered in the money. 3,650,000 options issued in 2010 and 2011 at an exercise price of .30 cents are considered out of the money. 3,870,000 options exercisable at $0.50 per share are considered out of the money. 12,253,750 of the options, as of February 10, 2012, were granted to officers and directors. Additionally, under the terms of certain 2009 and 2010 private placement agreements, 1,989,900 warrants were issued with an exercise price of $0.50 cents and an expiration date of March 31, 2012. Of those warrants, 117,400 have been exercised. 1,500,000 warrants with various expiration dates and exercise prices ranging from $0.50 cents to $5.00 were issued to MIG according to the terms of the manufacturing agreement signed September 17, 2010. These warrants are presently in dispute. 600,000 warrants were issued in 2012 according to the terms of two convertible debt agreements. These warrants expire on December 31, 2012. 300,000 of these warrants are exercisable at $0.25 cents and 300,000 are exercisable at $0.50.

We may decide, however, to modify the terms and/or exercise price of these “out of the money” options. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline.

From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During 2011, the Company issued 1,513,943 shares for services rendered. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

As of March 30, 2012, we had 250,000,000 shares of common stock authorized and 57,505,476 shares of common stock outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

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

The Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks;

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and

•	that a broker or dealer approve a person’s account for transactions in penny stocks.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

MR. RONDALD L. WHEET, OUR CHIEF EXECUTIVE OFFICER AND CHAIRMAN, HAS VOTING CONTROL OF THE COMPANY AND CAN UNILATERALLY MAKE BUSINESS DECISIONS FOR US. ALTHOUGH WE HAVE ONE OUTSIDE DIRECTOR, THERE ARE NO PROCEDURES IN PLACE TO RESOLVE POTENTIAL CONFLICTS AND TO EVALUATE RELATED PARTY TRANSACTIONS THAT ARE TYPICALLY REVIEWED BY INDEPENDENT DIRECTORS.

Because Mr. Wheet owns 1,000,000 Series 2006 Preferred shares, which gives him the right to vote 125 shares to one in addition to the shares of common stock he already owns, voting together as a single class with the Company’s common stock, he controls a majority of the Company’s common stock and can unilaterally make business decisions on our behalf. Although we appointed an outside director, there are no procedures in place to resolve potential conflicts and evaluate related party transactions that are typically reviewed by independent directors.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Property.

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492. The leased property is approximately 5,000 square feet. During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay to Osprey $10,000 in monthly rental installments payable on the first day of each succeeding month.

Item 3. Legal Proceedings.

The Company is currently in arbitration in the State of South Carolina with its former manufacturer, MIG, for failure to perform under the manufacturing and supply agreement dated September 17, 2010, and the amended manufacturing and supply agreement, dated January 7, 2011.  The Company is seeking financial relief of $795,000 it paid to MIG for production class molds and proprietary tooling for the 1ml and 3ml RevVac™ safety syringes, the termination of all warrants granted, and the termination of all production rights assigned. MIG is claiming that it was production ready in accordance with the manufacturing and supply agreements. The nature of the litigation centers around MIG’s inability to produce a product that passed all compliance and quality testing parameters in the time frames outlined by the manufacturing and supply agreements. The arbitration is expected to commence in May 2012 in Charleston, SC.

On March 12, 2012, the Company filed a lawsuit against Justin Keener and JMJ Financial in Charleston County, South Carolina. The Company is seeking a rescission and financial relief for the convertible debt agreement signed February 28, 2011. The Company claims that it was unable to deliver the shares requested in the common stock conversion requests, due to the risk of defaulting on the convertible debt agreement by losing Depository Trust Company “DTC” eligibility. The contract states that the Company would be considered in default of the agreement if the Company lost DTC eligibility due to a “chill” placed upon the electronic transfer of the stock. The Company had previously been made aware of other companies that had entered into similar agreements losing DTC eligibility and felt that JMJ had put the Company in an untenable position of either defaulting by losing DTC eligibility or defaulting by failing to issue the requested shares. The Company claims that JMJ’s unreasonably high demands for conversion caused a “frustration” of the principal purpose of the contract and supports the rescission of the contract and a return of the parties to their respective positions before the contract was signed.

A lawsuit was filed against the Company by JMJ Financial in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012. JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest.

Other than the matters outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s Common Stock is quoted on the OTCQB under the under the symbol “RMCP.” The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Quarter ended	High	Low
December 31, 2011	$0.320	$0.120
September 30, 2011	$0.320	$0.170
June 30, 2011	$0.445	$0.220
March 31, 2011	$0.480	$0.330
December 31, 2010	$0.783	$0.442
September 30, 2010	$1.440	$0.210
June 30, 2010	$0.420	$0.220
March 31, 2010	$0.390	$0.260
December 31, 2009	$0.540	$0.350
September 30, 2009	$0.540	$0.270
June 30, 2009	$0.650	$0.400

Quotations on the OTCQB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders

As of March 30, 2012, there were approximately 450 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information with respect this plan as of the fiscal year ended December 31, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,473,750	0.24	4,526,250
Equity compensation plans not approved by security holders	—	—	—
Total	15,473,750	0.24	4,526,250

Transfer Agent

Our transfer agent is American Stock Transfer and Trust Company at 6201 15th Avenue, Brooklyn, NY 11219.

Item 6. Selected Financial Data.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Plan of Operation

The Company has begun sales of its 3ml RevVac™ safety syringe and on March 15, 2012 placed an initial monthly syringe order for 3 million units with its supplier. Yeso-med accepted the order and expects to ship all 3 million units on or before April 30, 2012. The Company has rolled out RevVac™ safety syringe product sales through introduction to distributors, advertisements through its online sales program, attendance at numerous industry trade shows and a direct marketing campaign. The Company expects to be in full scale production by July 2012 for its 1ml RevVac™ safety syringe and by September 2012 for its 5ml and 10ml sizes.

This RevVac™ safety syringe uses vacuum technology to retract the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Revolutions Medical believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should virtually eliminate accidental needle stick injuries and also aid in reducing the spread of contagious diseases. You may view a video of the syringe in use on are website at www.revolutionsmedical.com. The Company also believes that with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future.

During 2010, Revolutions Medical entered into two university clinical studies utilizing its proprietary MRI software tools. These first two clinical studies are for cases involving head trauma and brain masses. These results are expected to clinically validate the use of its MRI software tools as an additional application to enhance the diagnostic confidence of physicians. In preparation for the expected commercial launch of the MRI software suite of products, the Company hired Strata Corporation in March 2012. Strata is an expert in computer software and programming and the Company believes that by the end of 2012, the first application of RevColor™, RevDisplay™ and Rev3D™ will be commercially available. The launch of this product will be a “software as a service” (SaaS) business model, where customers will log on to our secure website and send current black and white images to the Company via high speed internet (teleradiology), and the images will be sent back to the customer in color and three dimensional with auto segmentation. At first the Company will charge a per-use fee but can expand depending upon volume into monthly service agreements. Potential Revolutions Medical customers could include MRI centers, doctors, hospitals and even patients.

The Company is currently working on developing, enhancing and securing it proprietary MRI software tools for commercial launch. The Company believes that once clinical application validations using its MRI software suite of products including RevColor™, RevDisplay™ and Rev3D™ directed at concussions, stroke, Alzheimer’s and breast disease are achieved, it will eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.

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

On December 31, 2010, the Company announced that it had acquired the exclusive rights to license a breast biopsy localization system. The Company recently signed a worldwide exclusive license agreement with Traxsys, Inc. for an image-guided navigation system that incorporates high accuracy breast biopsies systems (“BSS”) to conventional mammography systems, which number more than 50,000 globally. This technology has already received 510(k) market clearance by the FDA. BSS facilitates accurate and fast non-palpable lesions and micro calcification localization in the treatment of breast cancer. It is a low-cost, standalone, stereotactic image-based system which uses data from a pair of mammograms to enable radiologists to accurately position a localization needle or biopsy tool at the location of suspicious abnormalities. The system can also be modified to leverage existing popular biopsy tools. The technology can be used to provide a technology platform for future development, including multi-modal breast imaging for the image fusion of MRI and X-Ray images. After a full due diligence of the technology, the Company sees a potential synergy between its proprietary MRI software tools and this technology for breast imaging. However, the Company has decided not to invest additional capital at this time and to focus its resources on its RevVac™ safety syringe line of products and applications for its MRI software technology. In the future, the Company could re-license this technology.

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

During the years ended December 31, 2011 and 2010, respectively, the Company had no revenues.

General and Administrative Expenses

During the year ended December 31, 2011, the Company incurred $3,714,214 in general and administrative expenses, compared to $2,109,555 for the same period in 2010. Employee salaries were $1,302,051 for the year ended December 31, 2011, a decrease of $64,968, compared to $1,367,019 for the same period in 2010. This salary decrease is due to the onetime charge in 2010 to salary expense for Company’s liability of $924,570 related to the SEC settlement for Gifford Mabie. Besides this one time charge, salary expenses for management and employees increase due to the 2011 hiring of a Chief Financial Officer, Chief Operating Officer and additional sales staff. Further, consulting agreement fees and legal fees were $1,331,763 and $468,938, respectively, for the year ended December 31, 2011, an increase in consulting fees of $616,652 and an increase in legal fees of $294,644, respectively, compared to $715,111 and $174,294, respectively, for the same period in 2010. The increase in consulting fees was partly due to an increase in consultants retained in 2011 to begin promotion of the RevVac™ safety syringe in various markets. A total of $636,856 in prepaid consulting agreements was expensed in the year ended December 31, 2011, compared to $274,361 for the same period in 2010. Interest and derivative expenses increased to $567,081 during the year ended December 31, 2011, compared to $216,671 for the same period in 2010. This increase is due to additional convertible debt agreements with Asher Enterprises, Inc. and JMJ Financial, Inc. We also incurred capital expenditures in the amount of $379,920 and $782,376, during the year ended December 31, 2011 and 2010, respectively, for office equipment, leasehold improvements and payments to complete the pilot design and final design of our production molds related to the 3 ml RevVac™ safety syringe. Also, during the year ended December 31, 2011, the Company removed from the balance sheet equipment valued at $382,000 for the production of the 3 ml and 1 ml pilot molds, as the Company determined that these molds had not been produced and would not be produced under the terms of the contract terminated with MIG in September.

Net Loss

Net loss for the year ended December 31, 2011, was $(4,2818,278) compared to $(2,615,046) for the same period in 2010, as the Company incurred greater expenses primarily related to an increase in salaries, consulting and legal fees and expenses associated with the convertible debt agreements. The Company incurred a net operating loss of $(3,843,069) during the year ended December 31, 2011, compared to a net operating loss of $(2,372,954) for the same period in 2010.

Liquidity and Capital Resources

As of December 31, 2011, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the years ended December 31, 2011 and 2010, was $(3,010,275) and $(1,208,525), respectively. The net loss for the years ended December 31, 2011 and 2010 was $(4,218,278) and $(2,615,046), respectively. This increase is primarily attributable to the increased expense related to consulting agreements, legal expenses, salaries and the interest and derivative expenses related to the convertible debt agreements.

Net cash used for investing activities for the years ended December 31, 2011 and 2010, was $(471,347) and $(782,375), respectively. This cash used for investing activities is a result of equipment purchases and leasehold improvements, as well as the adjustment for the 1ml and 3 ml design molds taken off of the balance sheet after the termination of the contract with MIG.

Net cash obtained through all financing activities for year ended December 31, 2011, was $3,416,949, as compared to $1,993,189 for the year ended December 31, 2010. The increase in cash obtained through financing activities is primarily a result of cash received from the exercise of stock options in the amount of $1,679,420. Additionally, cash adjustments through the payment of debt totaled $895,053 during the year ended December 31, 2011. Of this $895,053, an increase of $876,600 was provided from principal on the 2011 convertible debt agreements. A debt discount decrease of $215,308 has yet to be amortized as of December 31, 2011, and an increase from the balance of the derivative liability as of December 31, 2011, is $281,652. Adjustments as of December 31, 2011 for the liability balance for the Gifford Mabie SEC settlement were made in the amount of $67,072.

In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it is acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Compensation costs related to the issuance of stock options to outside parties for services rendered during the year ended December 31, 2011 and 2010 were $481,100 and $810,773, respectively. Additionally, we received payments for exercised options during the year ended December 31, 2011, totaling $1,679,420, compared to $96,201 for the year ended December 31, 2010. This increase is due primarily to an increase in consulting agreements and the options issued under the terms of these agreements.

As of December 31, 2011, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 54,729,606 shares were issued and outstanding as of December 31, 2011. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Our estimated working capital requirement for the next 12 months is $3,100,000 with an estimated burn rate of $230,000 per month. This working capital requirement includes initial orders for the safety syringe expected in the 1st quarter of 2012.

The Company entered into six new securities purchase agreements in 2011 with Asher Enterprises, Inc. (“Asher Enterprises”), pursuant to which the Company issued convertible promissory notes to Asher Enterprises for an original principal amount of $60,000 on January 27, $75,000 on May 23, $40,000 on July 26, $45,000 on September 1, $42,500 on November 7, and $53,000 on December 19 in return for aggregate gross cash proceeds of $315,500. The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the note. The principal amount owed to Asher Enterprises at December 31, 2011, is $180,500. The note is convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment. Over the course of the year, Asher elected to convert a total of $260,000 in principal from the notes issued on October 19, 2010 for $125,000, January 27, 2011 for $60,000 and May 23, 2011 for $75,000.

The notes issued by Asher on November 7, 2011 and December 19, 2011 contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. As a result, these notes were not bifurcated and valued with an embedded call option. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. For the November 7, 2011 note, this beneficial conversion feature was initially calculated at $42,500 and the beneficial conversion feature for the December 19, 2011 note calculated at $52,123.97. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

On February 22, 2011, the Company issued a $1,050,000 Convertible Promissory Note to JMJ Financial, Inc. (“JMJ”), a private investor. The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 22, 2014. All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. During the course of 2011, the Company borrowed $450,000 against this note. Over the course of the year, JMJ elected to convert a total of $242,839 in principal from this note. The principal amount owed to JMJ at December 31, 2011, is $207,161.

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

The following table summarizes total current assets, liabilities and working capital at December 31, 2011, compared to December 31, 2010.

	Dec. 31, 2011 (Audited)	Dec. 31, 2010 (Audited)	Increase/ (Decrease)
Current Assets	$653,345	$373,274	$280,071
Current Liabilities	$2,294,274	$1,581,108	$713,166
Working Capital Deficit	$(1,640,929)	$(1,207,834)	$433,095

As of December 31, 2011, we had a working capital deficit of $1,640,929, as compared to a working capital deficit of $1,207,834 as of December 31, 2010, an increase of $433,095. Factors contributing to the increase in this deficit include an increase in accounts payable due to purchase of the new production molds according to the terms of the manufacturing agreement signed with Yeso-med in December, which increased current liabilities by $349,199, as of December 31, 2011. Additionally, the issuance of the convertible notes and the embedded derivatives associated with these notes increases current liabilities to $522,846 as of December 31, 2011, as compared to a balance of $193,841 as of December 31, 2010.

Other current assets include the amount related to pre-paid consulting expenses incurred through the issuance and exercise of stock options. The balance of prepaid consulting fees as of December 31, 2011, was $312,501, compared to $274,361 as of December 31, 2010. The remaining balance of $25,000 is a short term note receivable.

	Dec. 31, 2011	Dec. 31, 2010

Building	$-	$-
Production machinery and equipment	1,109,199	780,000
Furniture and fixtures	49,147	39,847
Office equipment	4,036	2,214
Leasehold improvements	39,600	-

Less: accumulated depreciation and amortization	(16,318)	(9,582)
Property, plant and equipment, net	$1,185,664	$812,479

Production machinery and equipment as of December 31, 2011, consisted primarily of amounts incurred in connection with the pilot molds and final molds related to the lines for the RevVac™ syringe. The Company continues to treat the amounts paid to MIG under the terminated agreement as production equipment until the outcome of the breach of contract arbitration is finalized.

The Company does not currently generate any cash from operations and does not have access to traditional credit facilities; however, the Company expects product sales beginning in the first quarter of 2012. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Current Liabilities consists of the following:

	Dec. 31, 2011	Dec. 31, 2010

Accounts payable and credit cards	$565,935	$307,195
Accrued salaries and payroll liabilities	245,239	246,225
Convertible debentures and accrued interest (net)	109,663	34,505
Note payable and accrued interest	843,112	740,569
Derivative liabilities	442,311	160,659

Other current liabilities	88,014	91,955

Total current liabilities	$2,294,274	$1,581,108

The primary change in the balance to Accounts Payable is a result of the purchase agreement for the 1ml and 3ml RevVac™ safety syringe molds for $349,199. Notes payable and accrued interest are a result of the settlement and determination of a liability with Gifford Mabie and the SEC. The issuance of the convertible debt agreements resulted in an increase in convertible debentures principal balance due and derivative liabilities. Other current liabilities include an amount due to a former employee of the Company.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant Changes in the Number of Employees

The Company began leasing additional space in the same building as of July 1, 2011, and expects to hire between 3 to 7 office personnel to assist with operations as sales commence with the 3ml RevVac™ safety syringe.

Off-Balance Sheet Arrangements

We have no significant known off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-28 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

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

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2011, and identified the following material weaknesses:

•	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

•	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 30, 2012:

Name	Age	Position	Officer and/or Director Since

Rondald Wheet	46	Chairman, Chief Executive Officer	March 2005

Thomas Beahm (1)	61	Director	October 2007

Burt Hodges	39	Chief Financial Officer	June 2011

Vincent Olmo	46	Chief Operating Officer	April 2011

(1)	Thomas M. Beahm is independent as that term is defined under the Nasdaq Marketplace Rules.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2011, were timely.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2011, 2011 and 2010.

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Rondald L. Wheet	2011	$225,000	$40,580	$0	$162,100	$0	$0	$427,680
Chief Executive Officer	2010	$225,000	$0	$0	$0	$0	$0	$225,000
	2009	$225,000	$0	$0	$0	$0	$0	$225,000

Thomas O’Brien (1)	2011	$124,970	$0	$0	$0	$0	$0	$124,970
Former President	2010	$180,000	$0	$0	$0	$0	$0	$180,000
	2009	$180,000	$0	$0	$0	$0	$0	$180,000

Burt Hodges	2011	$89,375	$0	$0	$69,163	$0	$0	$158,538
Chief Financial Officer

Vincent Olmo	2011	$124,625	$0	$0	$117,588	$0	$0	$242,213
Chief Operating Officer

(1)	Mr. O’Brien resigned from his position on September 21, 2011.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Rondald L. Wheet Chief Executive Officer	6,000,000	—	—	$0.116	12/31/2013	—	—	—	—

Thomas O’Brien (1) Former President	—	—	—	—	12/31/2013	—	—	—	—

Burt Hodges Chief Financial Officer	800,000	—	—	$0.426	12/31/2013	—	—	—	—

Vincent Olmo Chief Operating Officer	1,000,000	—	—	$0.40	12/31/2013	—	—	—	—

Thomas M. Beahm Director	1,953,750	—	—	$0.136	12/31/2013

(1)	Mr. O’Brien resigned from his position on September 21, 2011.

DIRECTOR COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(b)	(b)	(b)	(b)	(b)	(b)	(b)
Rondald L. Wheet	2011	$0	$0	$0	$0	$0	$0	$0
Director	2010	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0

Thomas M. Beahm	2011	$0	$0	$0	$81,050	$0	$0	$81,050
Director	2010	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0

Thomas O’Brien (1)	2011	$0	$0	$0	$0	$0	$0	$0
Former Director	2010	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0

(1)	Mr. O’Brien resigned from his position as a member of the board of directors on September 21, 2011.

Employment Agreements

Employment Agreement with Rondald L. Wheet, Chief Executive Officer

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $225,000. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business. This employment agreement has been extended on a month-to-month periodic basis and both parties agreed to operate in good faith to work under this extension until a new employment agreement can be consummated.

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

Employment Agreement with Burt Hodges, Chief Financial Officer

Pursuant to the Employment Agreement, Mr. Hodges is to receive as compensation (i) $165,000 in base salary; (ii) stock options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share; and (iii) other benefits consistent with other executive officers of the Company.

Employment Agreement with Vincent Olmo, Chief Operating Officer

Pursuant to the Employment Agreement, Mr. Olmo is to receive as compensation (i) $165,000 in base salary; (ii) stock options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share; and (iii) other benefits consistent with other executive officers of the Company.

Item 13. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2012, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock		Percentage of Ownership of Common Stock (3)

Rondald L. Wheet	Chief Executive Officer, Chairman	4,312,000		7.50	%(2)

Dr. Thomas Beahm	Director	2,169,599		3.77%

Burt Hodges	Chief Financial Officer	20,000	(4)	*	%

Vincent Olmo	Chief Operating Officer	5,000	(5)	*	%

Thomas O’Brien		3,645,625		6.34	%(2)

Officers and Directors (4 persons)	-	6,506,599		11.31%

* less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Rondald L. Wheet, Revolutions Medical Corporation, 670 Marina Drive, 3rd Floor, Charleston, SC 29492.
(2)	This percentage does not include shares of Preferred Stock or options to purchase shares of common stock.
(3)	Based on 57,505,476 shares outstanding as of March 30, 2012.
(4)	This total does not include options to purchase 800,000 shares of the Company’s common stock.
(5)	This total does not include options to purchase 1,500,000 shares of the Company’s common stock.

DESCRIPTION OF SECURITIES

General

We are authorized to issue an aggregate number of 255,000,000 shares of capital stock, of which 250,000,000 shares are common stock, $0.001 par value per share, and 5,000,000 shares are preferred stock, $0.001 par value per share.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, par value $0.001 per share, of which 57,505,476 shares were outstanding as of March 30, 2012.

Holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. Shares of our common stock do not have cumulative voting rights, which mean that the holders of a majority of the shareholder votes eligible to vote and voting for the election of the board of directors can elect all members of the board of directors. Holders of a majority of the issued and outstanding shares of common stock may take action by written consent without a meeting. Upon any liquidation, dissolution or winding up, holders of shares of our common stock are entitled to receive pro rata all of our assets available for distribution to shareholders. Holders of our common stock do not have any preemptive rights to subscribe for or to purchase any stock, obligations or other securities.

Preferred Stock

The Company has 5,000,000 shares of preferred stock ($0.001 par value) authorized. When the Company issues its preferred stock, it is designated with the year of when it is issued. As of March 30, 2012, there were 1,000,000 shares of preferred stock outstanding. On October 24, 2006, the Company designated 1,000,000 shares as Series 2006 Preferred Stock, which were then issued to Mr. Wheet, the Company’s Chief Executive Officer. Each share of preferred stock is convertible, at any time at the discretion of Mr. Wheet, into one share of the Company’s common stock for each share of series of preferred share. Each series of preferred stock has voting rights of 125 votes per share of series preferred voting together as one class with the Company’s common stock. As a result, Mr. Wheet has effective voting control of the Company’s common stock and as such can unilaterally decide on business matters. Upon conversion of the series preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share-not 125 votes per share.

Common Stock Options and Warrants Outstanding

As of March 30, 2012, there were 17,973,750 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from .08-.50 cents per share, all of which are exercisable. 6,453,750 options still outstanding were granted in 2007 and 2008 at a weighted average price of ..08 per share and are considered in the money as of March 30, 2012. 2, 500,000 options issued in 2011 exercisable at .15 cents per share are considered in the money. An additional 1,500,000 options issued at an exercise price of .25 cents are considered in the money. 3,650,000 options issued in 2010 and 2011 at an exercise price of .30 cents are considered out of the money. 3,870,000 options exercisable at $0.50 per share are considered out of the money. 12,253,750 of the options, as of February 10, 2012, were granted to officers and directors. Additionally, under the terms of certain 2009 and 2010 private placement agreements, 1,989,900 warrants were issued with an exercise price of $0.50 cents and an expiration date of March 31, 2012. Of those warrants, 117,400 have been exercised. 1,500,000 warrants with various expiration dates and exercise prices ranging from $0.50 cents to $5.00 were issued to MIG according to the terms of the manufacturing agreement signed September 17, 2010. These warrants are presently in dispute. 600,000 warrants were issued in 2012 according to the terms of two convertible debt agreements. These warrants expire on December 31, 2012. 300,000 of these warrants are exercisable at $0.25 cents and 300,000 are exercisable at $0.50.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492. The leased property is approximately 2,395 square feet. During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month. On July 1, 2011, the Company entered into a lease with Osprey for the office space adjacent to the existing office space on the third floor at 670 Marina Drive. The leased property is approximately 2,395 square feet. During the course of the five (5) year lease, ending on July 1, 2016, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month. The Company paid $99,608 in office rent to Osprey South, LLC for 2011. Ron Wheet, the Company’s Chief Executive Officer, is the sole member of Osprey South, LLC. The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing.

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

As of December 31, 2011, the Board determined that the following director is independent under these standards:

Thomas M. Beahm

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2011 and 2010 were $3,000 and $12,063, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2011 and 2010 were $18,229 and $11,000.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2011 and 2010 were $-0- and $-0-, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, dated November 24, 2010 (filed as Exhibit 3.1 on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 30, 2011)

3.2	Bylaws (filed as Exhibit 2.2 to our Amended Form 10-SB filed August 15, 2001)

4.1	Form of Common Stock Certificate (filed as Exhibit 3.1 to our Form 10-SB filed December 23, 1999)

4.2	$1,050,000 Convertible Promissory Note, dated February 24, 2011 (filed as Exhibit 4.2 on Form S-1, as filed with the SEC on April 6, 2011)

10.1	Joint Venture Agreement with Globe, dated November 3, 2006 (as filed as Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended September 30, 2006, filed with the SEC on November 17, 2006)

10.2	Safety Scalpel Joint Venture agreement with Globe dated August 11, 2006 (as filed as Exhibit 10.2 of the Company's Form 10-QSB for the quarter ended June 30, 2006, filed with the SEC on August 19, 2006)

10.3	Employment Agreement with Rondald L. Wheet (as filed as Exhibit 10.3 of the Company's Form 10-KSB for the year ended December 31, 2007)

10.4	Employment Agreement with Burt Hodges (as filed as Exhibit 10.1 of the Company’s Form 8-K filed June 7, 2011)

10.5	Mutual Release and Settlement Agreement between the Company and Gifford M. Mabie, dated April 14, 2006 (as filed as Exhibit 10.13 of the Company's Form 10-KSB for the year ended December 31, 2004, filed with the SEC on April 15, 2006)

10.6	Agreement and Plan of Merger between Cerro Mining Corporation and the Company. dated May 9, 1997 (filed as Exhibit 6.6 to our Form 10-SB filed December 23, 1999)

10.7	Agreement and Plan of Merger between Clear Image Acquisition Corporation and the Company dated January 26, 2007 (filed as Exhibit 10.6 to our Form 8-K filed January 26, 2007)

10.8	Employment Agreement with Vincent L. Olmo (as filed as Exhibit 10.1 to the Company's Form 8-K filed April 15, 2011)

10.9	Drawdown Equity Financing Agreement, dated April 22, 2010, by and between the Company and Auctus Private Equity Fund, LLC (filed as Exhibit 10.1 to our Form 8-K, filed April 26, 2010)

10.10	Registration Rights Agreement, dated April 22, 2010, by and between the Company and Auctus Private Equity Fund, LLC (filed as Exhibit 10.2 to our Form 8-K, filed April 26, 2010)

10.11	Registration Rights Agreement, dated February 24, 2011, by and between the Company and JMJ Financial, Inc. (filed as Exhibit 10.11 on Form S-1, as filed with the SEC on April 6, 2011)

10.12	Committed Equity Facility Agreement, dated December 29, 2011, by and between Revolutions Medical Corporation and TCA Global Credit Master Fund, LP (filed as Exhibit 10.12 to our Form S-1, filed February 14, 2012)

10.13	Registration Rights Agreement, dated December 29, 2011, by and between Revolutions Medical Corporation and TCA Global Credit Master Fund, LP (filed as Exhibit 10.13 to our Form S-1, filed February 14, 2012)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

Date: March 30, 2012	By:	/s/ Rondald L. Wheet
Name: Rondald L. Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rondald L. Wheet	Chief Executive Officer and Chairman	March 30, 2012
Rondald L. Wheet

/s/ Dr. Thomas Beahm	Director	March 30, 2012
Dr. Thomas Beahm

/s/ Burt Hodges	Chief Financial Officer	March 30, 2012
Burt Hodges

/s/ Vincent Olmo	Chief Operating Officer	March 30, 2012
Vincent Olmo

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm	F-2

Balance Sheets At December 31, 2011 and 2010	F-3

Statements Of Operations From Inception (August 16, 1996) Through December 31, 2011 And For The Years Ended December 31, 2011 and 2010	F-4

Statements Of Cash Flows From Inception (August 16, 1996) Through December 31, 2011 And For The Years Ended December 31, 2011 and 2010	F-5 - F-6

Statements Of Shareholders' Equity From Inception (August 16, 1996) Through December 31, 2011	F-7- F-14

Notes to Financial Statements	F-15 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Revolutions Medical Corporation:

We have audited the accompanying consolidated balance sheets of Revolutions Medical Corporation (formerly Maxxon, Inc.) (a development stage company) for the years ended December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2011 end 2010 and for the period from December 16, 1996 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutions Medical Corporation as of December 31, 2011, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period from December 16, 1996 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Hood & Associates CPAs, P.C.

Hood & Associates CPAs, P.C.
Certified Public Accountants

March 30, 2012
Tulsa, Oklahoma

REVOLUTIONS MEDICAL CORPORATION

 (A Development Stage Company)

BALANCE SHEET

As of December 31, 2011 and 2010

	As of December 31, 2011
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$4,844	$69,517
Due from litigation	311,000	0
Prepaid expenses	312,501	278,757
Other current assets	25,000	25,000
Total current assets	653,345	373,274

Property and equipment, net	1,185,664	812,479
Other	116,426	25,000
Goodwill	23,276	23,276

Total assets	$1,978,711	$1,234,029

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$719,901	$384,984
Credit cards	59,217	14,167
Accrued salaries	120,000	246,225
Accrued interest payable	64,670	1,323
Convertible promissory notes, net of discounts of $307,126 and $91,818, respectively	80,535	33,182
Embedded conversion option liabilities	442,311	160,659
Note payable for Gifford Mabie	807,640	740,569
Total current liabilities	2,294,274	1,581,109

Total liabilities	2,294,274	1,581,109

Stockholders' equity:

Preferred stock - $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,500
Common stock - $0.001 par value; 250,000,000 shares authorized; 54,729,606 and 42,869,909 shares outstanding at December 31, 2011 and 2010, respectively.	54,730	42,870
Treasury stock	—	(969)
Additional paid-in capital	29,463,498	25,226,031
Accumulated deficit	(29,834,791)	(25,616,512)
Total stockholders' deficit	(315,563)	(347,080)

Total liabilities and stockholders’ equity	$1,978,711	$1,234,029

REVOLUTIONS MEDICAL CORPORATION

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

From Inception (August 16, 1996) Through December 31, 2011 and

For The Years Ended December 31, 2011 and 2010

	FROM INCEPTION (AUGUST 16, 1996) THROUGH DECEMBER 31, 2011	YEAR ENDED DECEMBER 31, 2011	YEAR ENDED DECEMBER 31, 2010

Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross profit (loss)	—	—	—
EXPENSES
Research and development	2,955,237	111,832	257,350
Depreciation and Amortization	102,140	17,023	6,049
General and administrative expenses	26,261,003	3,714,214	2,109,555
Total operating expenses	29,318,381	3,843,069	2,372,954

Operating loss	(29,318,381)	(3,843,069)	(2,372,954)
Non-operating income (expense):
Interest income	17,286	10	—
Investment income	170,753	—	—
Other Income	34,573	—	23,440
Interest expense and late fees	(902,193)	(567,081)	(216,671)
Embedded derivative expense	(310,720)	(250,727)	(48,861)
Gain from litigation	311,000	311,000	—
Gain on extinguishment of debt	(152,914)	—	—
Gain on disposal of assets	794	—	—
Adjustment to fair value of derivatives	131,589	131,589	—
Total non-operating income (expense)	(699,832)	(375,209)	(242,092)
Net loss before minority interest	(30,018,213)	(4,218,278)	(2,615,046)

Minority interest	(183,422)	—	—

Net gain/loss	$(29,834,791)	$(4,218,278)	$(2,615,046)

Weighted average shares outstanding	37,754,982	49,149,099	36,762,006

Net loss per share (Note 1)	$(0.79)	$(0.09)	$(0.07)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

From Inception (August 16, 1996) Through December 31, 2011 and

 For The Years Ended December 31, 2011 and 2010

	FROM INCEPTION (AUGUST 16,1996) THROUGH DECEMBER 31, 2011	YEARS ENDED
		DECEMBER 31, 2011	DECEMBER 31, 2010
OPERATING ACTIVITIES
Net loss	$(29,834,790)	$(4,218,278)	$(2,615,046)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock compensation expense	2,018,280	—	—
Depreciation and amortization	91,842	6,735	6,049
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	5,583,362	481,100	810,773
Preferred stock issued for services	270,000	—	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	799,154	—	—
Services by officer and employees paid for with non-cash consideration	694,661	527,161	—
Compensation cost for option price reduction	50,000	—	—
Amortization debt discounts	(340,308)	(215,308)	(125,000)
Amortization of options and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	—
Write-off of Notes Receivable	14,636	—	—
Write-off of Notes Payable	(8,239)	—	—
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,573,913	368,898	—
Adjustment for fair value of derivatives	(10,239)	—	(10,239)
SEC settlement Gifford Mabie	67,072	67,072	—
Change in working capital accounts:
(Increase) decrease in prepaid expenses	(33,744)	(33,744)
(Increase) decrease in receivables from related parties	(95,706)	(1,600)	(25,205)
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(761,938)	(311,000)	(274,361)
Increase (decrease) in accrued salaries and consulting	(147,397)	(126,225)	(215,224)
Increase (decrease) in accrued interest	205,847	63,347	51,323
Increase (decrease) in accounts payable and accrued liabilities	2,794,736	381,567	1,188,405

Total operating activities	(11,118,787)	(3,010,275)	(1,208,525)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,229,423)	(340,321)	(782,375)
License and patents	(126,426)	(91,426)	—
Investment in Ives Health Company	(251,997)	-	-
Investment in The Health Club	(10,000)	-	-
Leasehold improvements	(39,600)	(39,600)	—
Total investing activities	(1,657,446)	(471,347)	(782,375)

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

From Inception (August 16, 1996) Through December 31, 2011 and

 For The Years Ended December 31, 2011 and 2010

	FROM INCEPTION (AUGUST 16,1996) THROUGH DECEMBER 31, 2011	YEARS ENDED
		DECEMBER 31, 2011	DECEMBER 31, 2010

FINANCING ACTIVITIES
Loans from shareholders	15,707	—	1,800
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	—	—
Common stock subscribed	546,500	—	—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	—	—
To third-party investors	5,743,214	202,570	1,529,991
From exercise of stock options and warrants	3,997,588	1,679,420	96,201
Less: Issue Costs	(102,318)	—	—
Common Stock issued for payment of debt	1,261,219	895,053	366,166
Convertible debentures issued for cash	617,661	262,661	—
Payment of exclusive license note payable	(100,000)	—	—
Beneficial conversion feature	94,624	94,624	—
Derivative liability	281,652	281,652	—
Treasury Stock	—	969	(969)
Total financing activities	12,978,644	3,416,949	1,993,189
Minority interest	(197,567)	-	-
Change in cash	4,844	(64,673)	2,289
Cash at beginning of period	—	69,517	67,228
Cash at end of period	$4,844	$4,844	$69,517

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes during the period	57,571	-	-

Non-cash financing and investing activities:
Investment in Globe Joint Venture	(637,566)	-	-
Common stock issued to founders	7,000	-	-
Common stock issued in connection with merger with Cerro Mining Corporation	300	-	-
20 to 1 reverse stock split	138,188	-	-
Common stock issued in Ives merger	346,262	-	-
Common stock subscriptions	69,800	-	-
Capitalized compensation cost for options granted	1,784,171	296,471	-
Common stock issued in exchange for promissory note	676,500	-	-
Common stock issued for payment of debt	152,553	-	-
Common stock issued for convertible debentures	969,499	503,839	-
Common stock issued for embedded derivatives	381,887	381,887	-
Common stock issued for services	1,965,716	479,586	-
Common stock issued to pay Ives debt	27,000	-	-
Common stock issued to Clear Image shareholders under short form merger	12,208	-	-

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

From Inception (August 16, 1996) Through December 31, 2011

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

From Inception (August 16, 1996) Through December 31, 2011

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

From Inception (August 16, 1996) Through December 31, 2011

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

From Inception (August 16, 1996) Through December 31, 2011

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

From Inception (August 16, 1996) Through December 31, 2011

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

From Inception (August 16, 1996) Through December 31, 2011

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

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

From Inception (August 16, 1996) Through December 31, 2011

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Treasury Stock Reserved	Total
From the exercise of Issuance of Common Stock:
Sale of common stock for cash:	—	—	4,810,287	$4,810	1,525,181	—	—	1,529,991
From the exercise of options for cash	—	—	150,000	150	37,350	—	—	37,500
From exercise of warrants for cash	—	—	117,400	117	58,583	—	—	58,700
Common Stock issued for services	—	—	2,194,891	2,194	558,578	—	—	560,772
Common Stock issued for repayment of debt	—	—	799,441	799	530,039	—		530,838
Common Stock issued to Clear Image investors to participate in the merger	—	—	—	—	—	—	—	—
Treasury Stock	—	—	—	—	—	—	(969)	(969)
Acquired deficit of former Minority interest now Owned 100%	—	—	—	—	—	—	—	—
Net Income (Loss) at December 31, 2010	—	—	—	—	—	(2,615,044)	—	(2,615,044)
BALANCE AT DECEMBER 31, 2010	1,500,000	$1,500	42,869,909	$42,870	$25,226,031	$(25,616,512)	$(969)	$(347,080)

The accompanying notes are an integral part of the interim financial statements

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

From Inception (August 16, 1996) Through December 31, 2011

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Paid-In Capital	Deficit Accumulated during the Development Stage	Treasury Stock Reserved	Total
From the exercise of Issuance of Common Stock:
Sale of common stock for cash:	—	—	656,015	$656	201,915	—	—	202,571
From the exercise of options for cash	—	—	6,668,000	6,668	1,672,752	—	—	1,679,420
Preferred stock forfeited	(500,000)	(500)	—	—	500	—	—	—
Common Stock issued for services	—	—	1,513,943	1,514	479,586	—	—	481,100
Common Stock issued for repayment of debt	—	—	3,191,367	3,191	892,031	—		895,222
From convertible debt beneficial conversion feature	—	—	—	—	94,624	—	—	94,624
Treasury Stock	—	—	(169,628)	(169)	—	—	969	800
Issuance of unexercised options	—	—	—	—	896,059	—	—	896,059
Net Income (Loss) at December 31, 2011	—	—	—	—	—	(4,218,279)	—	(4,218,279)
BALANCE AT DECEMBER 31, 2011	1,000,000	$1,000	54,729,606	$54,730	$29,463,498	$(29,834,791)	$—	$(315,563)

REVOLUTIONS MEDICAL CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2011

NOTE 1 – FINANCIAL STATEMENT REVISION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision of Previously Issued Consolidated Financial Statements

Revolutions Medical Corporation (the "Company") is revising herein its historical financial statements for the year ended December 31, 2010. The revision is the result of the Company making corrections for the combined effect of financial statement errors attributable to (i) the immaterial misstatement of expenses due to incorrectly calculating the correct debt discount to be amortized of $50,000 on November 8, 2010 for the conversion of an Asher convertible debt agreement (ii) immaterial calculation on a gain on an embedded derivative of $10,801 as of the valuation date of October 18, 2010 (iii) immaterial embedded derivative expense of $561 as of October 18, 2010 (iv) immaterial adjustment to reduce debt discount by $125,000 and to reduce embedded derivative liability by $164,760. The Company assessed the impact of these errors on its prior interim and annual financial statements and concluded that these errors were not material, individually or in the aggregate, to any of those financial statements.

Description of Adjustments

Set forth below is a description of the revision adjustments reflected in the revision of previously issued financial statements.

Understatement of expenses due to the incorrect calculation of debt discount – The Company failed to properly expense the debt discount for the convertible debt agreement issued by Asher Enterprises on November 8, 2010. An adjustment was made to increase interest expense by $50,000 and decrease the debt discount by $50,000.

Understatement of gain due to fair value of embedded derivative – The Company failed to properly record the gain on the fair value of a derivative as of October 18, 2010 of $10,801. An adjustment was made to record a gain of $10,801 and to reduce the embedded derivative liability by $10,801. The Company also failed to properly record an embedded derivative expense of $561 on October 18, 2010. An adjustment was made to increase embedded derivative expense by $561 and to increase the embedded derivative liability by $561.

The following table summarized the effects of the adjustments on Statement of Operations for Revolutions Medical Corporation for the year ended December 31, 2010.

Statement of Operations

	As previously reported	Adjustments	As revised
Operating Loss	2,360,314	-	2,360,314
Interest Expense	166,671	(50,000)	216,671
Embedded Derivative Expense	48,299	(561)	48,861
Gain on Fair Value of Derivative	12,640	10,801	23,441
Net loss	2,575,284	(39,760)	2,615,046

Understatement of paid in capital due to adjustment to debt discount and embedded derivative liability - The Company had initially recorded an increase to paid in capital upon the expensing of the debt discount for the Asher convertible debt agreements issued in 2010. Upon conversion of these debt agreements in the amount of $125,000, the Company initially recorded an interest expense of $125,000 and increase in paid in capital for $125,000. An adjustment was made to reduce paid in capital by $125,000 and reduce debt discount by $125,000. The Company failed to write off the embedded derivative liability for the Asher conversion on October 18, 2010. An adjustment was made to reduce the embedded derivative liability by $164,761 and increase paid in capital for $164,761. There was no net change in the balance of current liabilities or shareholder’s equity as a result of these changes as of December 31, 2010. As a result of all of these changes, the net loss for the year increased by $39,760 and paid in capital increased by $39,760.

Paid in capital prior to adjustment	$25,186,270
Reduction in paid capital due to reduction in debt discount	$(125,000)
Increase in paid in capital due to decrease in embedded derivative liability	$164,761
Paid in capital after adjustment	$25,226,031

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation, (“the Company” or “RevMed”) has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes.  Our present product development effort is focused on the RevVac™ Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases.  The Company also has developed a suite of proprietary MRI software tools; RevColor™, Rev3D™, and RevDisplay™.  These tools are designed to enhance general diagnostic confidence through education and research use and in the future we believe will have specific commercial applications. The Company’s administrative facilities are located in Charleston, South Carolina. The Company’s primary manufacturing facility is located in Wuxi, China.

Development Stage Company

Since its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital and to research and development of various safety syringes and its proprietary MRI software tools.

Accounting estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

During the course of 2011, the Company entered into several consulting agreements to perform marketing services for the company as it begins to enter into the production stage for the RevVac™ safety syringe. Consultants are obligated under the contract to promote the product within various spheres of influence. These spheres of influence include, but are not limited to, medical product distributors, hospitals, doctors and government agencies.

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

Litigation Settlements

Proceeds from litigation settlements are recognized when realizable. In September 2005, we filed an additional patent on our RevVac™ safety syringe under a joint venture agreement with Globe Med Tech which gives a 50% ownership of this patent to the Company and 50% to Globe Med Tech. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements with Globe Med Tech in March 2007, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements and to give 100% ownership back to the Company (see Item 3 - Legal Proceedings and “RISK FACTORS”). This patent was issued January 13, 2009. A summary judgment hearing was held in May, 2011, in Tulsa, OK. On August 15, 2011, the District Court of Tulsa County, State of Oklahoma granted Revolutions Medical a summary judgment against Globe Medical Tech. On October 21, 2011, Revolutions Medical received journal entry of judgment. The Court requires Globe Med Tech to pay to Revolutions Medical the sum of $311,440, the return of all syringes, design files and sample molds, the return of 266,667 shares of common stock, to assign all rights to the January 2009 issued patent number 11/115,446 and to cease and be prohibited from claiming any interest or ownership to the RevVac™ auto-retractable vacuum safety syringe. Globe Med Tech’s appeal was denied on December 13, 2011.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth “in FASB Accounting Standards Codification, 740 Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Segment Information

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, now contained in FASB Accounting Standards Codification 280, Segment Reporting.” The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the period covered by these financial statements, the Company operated in a single business segment engaged in developing selected healthcare products.

Earnings (Loss) per Share

The Company computes net income per share in accordance with FASB Accounting Standards Codification 260, “Earnings per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provision of Accounting Standards Codification 260 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the December 31, 2011 and 2010 calculations of loss per share.

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

The following table summarizes fair value measurements by level at December 31, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,844	$—	$—	$4,844

Derivative liability	$—	$—	$(442,311)	$(442,311)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.10% to 0.19%
Expected life	0 to 3 years
Dividend Yield	0%
Volatility	0% to 186%

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

The following is a reconciliation of the derivative liability:

Value at December 31, 2010	$160,659
Issuance of instruments	$840,442
Decrease in Value	$(40,030)
Reclassification	$(518,760)
Value at December 31, 2011	$442,311

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with the guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The notes issued by Asher on November 7, 2011 and December 19, 2011 contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. For the November 7, 2011 note, this beneficial conversion feature was initially calculated at $42,500 and the beneficial conversion feature for the December 19, 2011 note calculated at $52,123.97.

Notes and Loans Payable

At December 31, 2011 and December 31, 2010, notes and loans payable consist of:

	December 31, 2011	December 31, 2010
Convertible Promissory Note Payable to JMJ Financial, secured by the Company’s assets, one time interest charge of 8%, due February 22, 2014	$207,161	$—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before July 19, 2011	—	125,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before April 26, 2012	40,000	—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before June 1, 2012	45,000	—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before August 7, 2012	42,500	—
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before September 19, 2012	53,000	—

Total	387,661	125,000
Less: Unamortized Discount	(307,126)	(91,818)
	$80,535	$33,182

Subsequent Events

On January 3, 2012, the Company, in accordance with a Committed Equity Facility with TCA Global Credit Master Fund, issued 559,268 shares of the Company’s common stock in exchange for $225,000.

On February 10, 2012, the Company consummated a private placement offering, pursuant to which the Company closed on a total of $325,000. In connection with the offering, the Company entered into a series of subscription agreements, pursuant to which the Company issued five convertible promissory notes (the “Notes”) and common stock purchase warrants to four (4) accredited investors. The notes mature twelve (12) months following issuance thereof. The interest rate is eight percent (8%) per. The Company has the option, upon receiving written consent from the holder, to pre-pay the notes in full or in part without penalty. All or any portion of the outstanding principal balance and all accrued and unpaid interest of the notes may be converted, into shares of the Company’s common stock at a price equal to a twenty five percent (25%) discount to the average of the daily volume weighted average prices of the Company’s common stock during the five (5) trading days immediately prior to the conversion date. Simultaneous with the issuance of the notes and pursuant to the terms of the subscription agreements, the Company issued to the each investor two common stock purchase warrants for every twenty five thousand ($25,000) invested in the offering to purchase shares of the Company’s common stock in the following amounts: (i) one hundred thousand (100,000) warrants at an exercise price of $0.25 per share (“Warrant A”) and (ii) fifty thousand (50,000) warrants at an exercise price of $0.50 per share (“Warrant B”, and together with Warrant A”, the “Warrants”). The Warrants expire on December 31, 2012, and contain a standard cashless exercise provision. Further, the Warrants contain certain “piggy-back” registration rights, pursuant to which the Company will register the shares underlying the Warrants under the Securities Act of 1933, as amended (the “Securities Act”), in a registration statement filed with the U.S. Securities and Exchange Commission. The Warrants and the shares underlying the Warrants were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On February 14, 2012, in exchange for $46,000 of funding, the Company issued a nine-month convertible promissory note. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to a 45% discount from the market price at the time of conversion. The note carries an interest rate of 22% per annum.

On March 12, 2012, pursuant to a consulting agreement, the Company issued 75,000 shares of the Company’s common stock to a consultant upon the exercise of stock options for outside consulting services rendered in the amount of $6,750.

On March 23, 2012, in exchange for $42,500 of funding, the Company issued a nine-month convertible promissory note. The note is convertible into shares of the Company’s common stock at any time at a conversion price equal to a 45% discount from the market price at the time of conversion. The note carries an interest rate of 22% per annum.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting.  Management has reviewed the recently issued pronouncements and concluded that the following new accounting standards are potentially applicable to the Company.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this amendment will not have a material impact on the Company’s disclosures to the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles-Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In addition, in December 2011, the FASB issued an amendment to ASU No. 2011-05 that defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. ASU 2011-05 will be applied retrospectively, and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this amendment will only impact the presentation of comprehensive income (loss) on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 will be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. Based on the Company’s evaluation of this ASU, the adoption of this amendment will not have a material impact on the Company’s consolidated financial statements.

Date of Management’s Review

Subsequent events have been evaluated through March 30, 2012, the date the financial statements were available to be issued.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(29,834,791) for the period from inception (August 16, 1996) to December 31, 2011. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MAXXON/GLOBE JOINT VENTURE AGREEMENT

On November 3, 2005, Maxxon and Globe Med Tech, Inc. entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture. Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. In connection with the agreement, Maxxon issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement. In September 2005, an additional patent on the RevVac™ safety syringe under the joint venture agreement with Globe Med Tech was filed which gives a 50% ownership of this patent to the Company and 50% to Globe Med Tech. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements with Globe Med Tech in March 2007, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements and to give 100% ownership of all patents back to the Company (see Item 3 - Legal Proceedings and “RISK FACTORS”). This patent was issued January 13, 2009. A summary judgment hearing was held in May, 2011, in Tulsa, OK. On August 15, 2011, the District Court of Tulsa County, State of Oklahoma granted Revolutions Medical a summary judgment against Globe Medical Tech. On October 21, 2011, Revolutions Medical received journal entry of judgment. The Court requires Globe Med Tech to pay to Revolutions Medical the sum of $311,440, the return of all syringes, design files and sample molds, the return of 266,667 shares of common stock, to assign all rights to the January 2009 issued patent number 11/115,446 and to cease and be prohibited from claiming any interest or ownership to the RevVac™auto-retractable vacuum safety syringe. Globe Med Tech’s appeal was denied on December 13, 2011. Revolutions Medical is actively pursuing Globe Med Tech under this judgment to seek all relief and damages.

NOTE 4 - OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald L. Wheet, CEO

Effective March 31, 2008, the Company and Mr. Wheet, our CEO, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $225,000. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business. Mr. Wheet’s employment agreement has been extended. The Company and Mr. Wheet are working in good faith to sign a new employment agreement to reflect the progress of the Company and his continued role as CEO.

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

Employment Agreement with Burt Hodges

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

Employment Agreement with Vincent Olmo

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

Amounts Due Pursuant to Employment and Consulting Agreements

As of December 31, 2011, the Company had accrued approximately $120,000 pursuant to employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened. There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company’s Retractable Safety Syringes

The Company owns one (1) published patent on its Auto Retractable Vacuum RevVac™ safety syringe issued in January 2005 and one (1) published patent on its safety blood drawing device issued in June 2003.  In January 2009, a second patent for the RevVac™ auto retractable vacuum safety syringe was issued by the U.S. patent office and published in April 2009 related to the Globe/Revolutions Medical Joint Venture.  Upon the ruling in the Globe Med Tech lawsuit, the Company now has full ownership of the entire patent.  The Company also filed international patent protection rights regarding the RevVac™ Auto Retractable Vacuum safety syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and several countries in Europe. Mexico and China patents have been granted in July 2011 and October 2011, respectively.

The Company filed a provisional patent with the U.S. Patent and Trademark Office on May 3, 2011. This provisional patent provides additional protection for the Company’s auto-retractable vacuum technology.

The Company is also engaged in the development of technology which can segment and reference MRI images.  By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in three dimensions.  Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded.  By “referencing” the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied.  The Company currently owns four (4) separate patent applications, filed in June of 2007, each of which received USPTO office actions during 2010 and 2011.

AMOUNTS DUE TO CONSULTANTS

None.

NOTE 5 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

PREFERRED STOCK

Shares Outstanding: Currently, 1,000,000 shares of preferred stock (“Preferred Stock”) are outstanding. Rondald L. Wheet, our Chairman and Chief Executive Officer, owns 1,000,000 shares of Series 2006 Preferred Stock. Tom O’Brien, our former President, returned 500,000 shares of Series 2009 Preferred Stock upon his resignation.

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

2011 COMMON STOCK TRANSACTIONS

During the year ended December 31, 2011, 6,668,000 shares of common stock were issued as option holders exercised their options to purchase common stock receiving proceeds of $1,679,420.  Of these options exercised, 2,000,000 options were exercised by our former President, Tom O’Brien at $0.08 cents per share. The remainder of the options exercised was due from consultants according to the terms of their consulting agreements. 656,015 shares were issued to third party investors and investors under the terms of a Drawdown Equity Financing Agreement. The Company received proceeds of $206,471 in connection with these share issuances.

Also during the year ended December 31, 2011, the Company issued an additional 1,513,943 shares of common stock with a total value of $481,100 in lieu of cash as payment for outside services.

During the year, the Company converted 3,021,738 shares of common stock for $962,124 under the terms of the convertible debt agreements.

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

During the year, the Company converted 399,441 shares of common stock for $175,000 under the terms of a convertible debt agreement.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at December 31, 2011:

	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2010	12,834,750	1,871,600	14,706,350	$0.16
Granted	11,807,000	1,500,000	13,307,000	1.17
Exercised	(6,668,000)	-	(6,668,000)	0.25
Expired/Forfeited	-

BALANCE AT DECEMBER 31, 2011	17,973,750	3,371,600	$21,345,350	0.39

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at December 31,2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
OPTIONS
0.08 - 0.25	10,453,750	2.00	$0.12	10,453,750	$0.12
0.26-1.00	7,520,000	2.45	0.40	7,520,000	0.40
1.00-10.00

	17,973,750			17,973,750

NOTE 7 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Clear Image Acquisition Corp. by the Company, Rondald L. Wheet, Chairman and Chief Executive Officer, received 2,286,000 shares of restricted Company common stock.  Dr. Beahm, a Director, received 1,599,125 shares of restricted RevMed common stock, and Mr. O’Brien, a former Director, received 1,645,625 shares of restricted the Company common stock.  Mr. Wheet and Mr. O’Brien were directors and shareholders and Dr. Beahm was a shareholder of Clear Image Acquisition Corp. prior to its acquisition by the Company.

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month. On July 1, 2011, the Company entered into a lease with Osprey for the office space adjacent to the existing office space on the third floor at 670 Marina Drive. The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on July 1, 2016, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month The Company paid $99,608 in office rent to Osprey South, LLC for 2011. Ron Wheet is the sole member of Osprey South, LLC. The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing.

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

Prior to RevMed’s acquisition of Acquisition Corp., RevMed’s officer and directors were directors and shareholders of Clear Image, Inc. and, along with other shareholders, contributed their Clear Image shares to Acquisition Corp. In connection with RevMed’s acquisition of Acquisition Corp., Ron Wheet, RevMed’s CEO and a Director, received 2,286,000 shares of RevMed restricted common stock; Dr. Beahm, a Director, received 1,599,125 shares of RevMed restricted common stock; and Mr. O’Brien, a Director, received 1,645,625 shares of RevMed restricted common stock.

