Form 10-Q
period 2012-03-31
Revolutions Medical CORP
filed 2012-05-15
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

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

Yes ☐ No ☒

As of May 11, 2012 there were 58,094,403 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

BALANCE SHEET

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(Unaudited)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,064	$4,844
Inventory	1,950	--
Due from shareholder	25,000	25,000
Due from litigation	311,000	311,000
Prepaid expenses	170,528	312,501
Total current assets	545,542	653,345

Property and equipment, net	1,181,507	1,185,664
Goodwill	23,276	23,276
Licensing Agreement	15,000	15,000
Patent Development	119,369	101,426

TOTAL ASSETS	$1,884,694	$1,978,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$756,711	$719,901
Credit cards	65,592	59,217
Unearned revenue	396	--
Accrued salaries	120,000	120,000
Accrued interest payable	88,430	64,670
Convertible promissory notes, net of discounts of $414,412 and 307,126, respectively	426,201	80,535
Embedded conversion option liabilities	417,003	442,311
Note Payable Gifford Mabie	661,749	807,640
Total current liabilities	2,536,082	2,294,274

Total liabilities	2,536,082	2,294,274

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 250,000,000 shares authorized; 57,505,476 and 54,729,606 shares issued and outstanding at 3/31/12 and 12/31/11, respectively	57,505	54,730
Treasury Stock	--	--
Additional paid-in capital	31,041,061	29,463,498

Accumulated deficit	(31,750,954)	(29,834,791)
Total stockholders' deficit	(651,388)	(315,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,884,694	$1,978,711

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FROM INCEPTION (AUGUST 16, 1996) THROUGH MARCH 31, 2012

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three months ended		August 16, 1996
	March 31,		(Inception) through
	2012	2011	March 31, 2012

OPERATING EXPENSES
General and administrative expenses	$1,479,707	$762,740	$27,740,710
Depreciation and amortization	10,515	1,534	112,655
Research and development	71,388	-	3,026,626

Total Operating Expenses	1,561,610	764,274	30,879,991

LOSS FROM OPERATIONS	(1,561,610)	(764,274)	(30,879,991585)

OTHER INCOME (EXPENSES)
Interest income	-	1	17,286
Interest expense	(436,563)	(78,536)	(1,338,756)
Gain on disposal of assets	-	-	794
Gain from litigation			311,000
Loss on extinguishment of debt	-	-	(152,914)
Adjustments to fair value of derivatives	82,009	(40,724)	(97,123)
Other income (expenses)	-	-	205,328
Total Other Income (Expenses), net	(354,554)	(119,259)	(1,054,385)

LOSS BEFORE MINORITY INTEREST	(1,916,164)	(883,533)	(31,934,376)
Minority interest in Subsidiary Loss	-	-	(183,422)
NET LOSS	(1,916,164)	(883,533)	(31,750,954)

Net loss per shares-basic and diluted	(0.03)	(0.02)	(0.82)
Weighted average number of shares
outstanding during the period
- basic and diluted	56,554,145	44,070,634	38,860,815

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FROM INCEPTION (AUGUST 16, 1996) THROUGH MARCH 31, 2012 AND

 FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	From Inception (August 16, 1996) Through March 31,	Three Months Ended March 31
	2012	2012	2011
OPERATING ACTIVITIES
Loss from operations before minority interest	$(31,750,954)	$(1,916,164)	$(883,533)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	—	—
Depreciation and amortization	93,799	1,957	1,534
Adjustment to fair value of derivatives	(92,248)	(82,009)	62,659
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	5,870,737	287,375	301,000
Preferred stock issued for services	270,000	—	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	799,154	—	—
Services by officer and employees paid for
with non-cash consideration	1,162,324	467,663	—
Compensation cost for option price reduction	50,000	—	—

Amortization of debt discounts	(199,029)	141,279	61,612
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	—
Write-off of Notes Receivable	14,636	---	(21,935)
Write-off of Notes Payable	(8,239)	—	—
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—

Compensation costs for stock options and warrants granted to non-employees	1,573,913	—	—
SEC settlement Gifford Mabie	67,072	---	---
Change in working capital accounts:
(Increase) decrease in receivables from related parties	(95,706)	—	—
Increase in other assets	106,278	140,022	4,395
(Increase) decrease in goodwill	(23,276)	—	—

(Increase) decrease in other receivables	(761,938)	---	(1,601)
Increase (decrease) in accrued salaries and consulting	(147,397)		72,806
Increase (decrease) in accrued interest	229,608	23,761	15,274
Increase (decrease) in accounts payable and accrued liabilities	2,692,425	(102,311)	6,259
Total operating activities	12,157,214)	(1,038,427)	(381,530)
INVESTING ACTIVITIES
Purchase of equipment and furnishings	(1,229,423)	--	(362,000)
Leasehold improvements	(37,400)	2,200
Investment in patent development	(144,369)	(17,943)	(15,000)
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(1,673,189)	(15,743)	(377,000)
FINANCING ACTIVITIES
Loans from shareholders	15,707	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	—	—
Issuance of unexercised options for cash	---	---
Issuance of unexercised warrants for cash	153,165	153,165
Common stock subscribed	546,500		339,750
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	—
To third-party investors	5,743,214	---	176,287
From exercise of stock options and warrants	4,024,363	26,775	---
Common stock issued for payment of debt	1,729,456	468,237
Less: Issue Costs	(102,318)	—	—
Derivative Liability	338,354	56,702	----
Debt Discount			----
Convertible debentures issued for cash	822,048	204,387	275,000
Beneficial conversion feature	271,748	177,124
Payment of exclusive license note payable	(100,000)	—	—
Treasury stock
Total financing activities	14,065,034	1,086,390	791,037
Minority interest	(197,567)	—
Change in cash	37,064	32,220	32,507
Cash at beginning of period	—	4,844	69,517
Cash at end of period	$37,064	$37,064	$102,024

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

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

Earnings (Loss) per Share

The Company computes net income per share in accordance with ASC 260, “Earnings per Share”.  Under these provisions, basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period.  Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding.  During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect.  Therefore, the outstanding stock options were not included in the March 31, 2012, and December 31, 2011, calculations of loss per share.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes.  In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  At March 31, 2012, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

The following table summarizes fair value measurements by level at March 31, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37,064	$—	$—	$37,064

Derivative liability	$—	$—	$(417,003)	$(417,003)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.12% to 0.19%
Expected life	0 to 3 years
Dividend Yield	0%
Volatility	0% to 140%

The following is a reconciliation of the derivative liability:

Value at December 31, 2011	$442,311
Issuance of instruments	$174,447
Decrease in Value	$(82,009)
Reclassification	$(117,746)
Value at March 31, 2012	$417,003

Notes and Loans Payable

At March 31, 2012 and December 31, 2011, notes and loans payable consist of:

	March 31, 2012	December 31, 2011
Convertible Promissory Note Payable to JMJ Financial, secured by the Company’s assets, one time interest charge of 8%, due February 22, 2014	$191,663	$207,161
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before April 26, 2012	—	40,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before June 1, 2012	---	45,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before August 7, 2012	42,500	42,500
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before September 19, 2012	53,000	53,000
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP secured by the Company’s assets, interest rate of 12.0% per annum, with payment due on or before January 3, 2013	225,000	---

Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before September 19, 2012	46,000	---

Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before September 19, 2012	42,500	---

Convertible Promissory Note Payable issued in the course of a private placement to individual investors secured by the Company’s assets, interest rate of 8.0% per annum, with payment due one year from the date of each note	239,950	---

Total	840,613	387,661
Less: Unamortized Discount	(414,412)	(307,126)
	$426,201	$80,535

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

On February 28, 2011, the Company issued a $500,000 Convertible Promissory Note to JMJ.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 28, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. The principal amount owed to JMJ Financial at March 31, 2011, is $191,663 from the $1,050,000 Convertible Promissory Note. No amount is owed to JMJ Financial from the $500,000 Convertible Promissory Note.

During the three months ended March 31, 2012, JMJ elected to convert $15,498 in convertible debt agreements into common stock. The conversion price was based upon 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. This resulted in the conversion of 180,000 shares of common stock to satisfy this debt.

On March 12, 2012 the Company filed a lawsuit against Justin Keener and JMJ Financial in Charleston County, South Carolina. The Company is seeking a rescission and financial relief for the convertible debt agreement signed February 22, 2011. The Company claims that it was unable to deliver the shares requested in the common stock conversion requests dated January 9, 2012 for 1,000,000 shares and January 30, 2012 for 1,226,049 shares due to the risk of defaulting on the convertible debt agreement by losing Depository Trust Company “DTC” eligibility. The contract states that the Company would be considered in default of the agreement if the Company lost DTC eligibility due to a “chill” placed upon the electronic transfer of the stock. The Company had previously been made aware of other companies that had entered into similar agreements losing DTC eligibility and felt that JMJ had put the Company in an untenable position of either defaulting by losing DTC eligibility or defaulting by failing to issue the requested shares. The Company claims that JMJ’s unreasonably high demands for conversion caused a “frustration” of the principal purpose of the contract and supports the rescission of the contract and a return of the parties to their respective positions before the contract was signed.

The Company also claims the default notice issued by JMJ obligated the Company to pay JMJ the outstanding principal balance under the note along with the accrued and unpaid interest. The principal balance due at the time JMJ issued the default notice amounted to $191,663. The Company disputes JMJ’s claims that the Company was liable for a sum far in excess of this based upon the default provision of the contract.

A lawsuit was filed against the Company by JMJ Financial in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares. JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest.

Asher Enterprises, Inc.

During the three months ended March 31, 2012, Asher elected to convert $85,000 in convertible debt agreements into common stock. The conversion price was based upon 55% of the 3 lowest closing bid prices in the previous 10 days to conversion. This resulted in the conversion of 519,820 shares of common stock to satisfy this debt.

The Company entered into two securities purchase agreements in the first quarter of 2012 with Asher Enterprises, pursuant to which the Company issued two convertible promissory notes to Asher Enterprises for an original principal amount of $46,000 on February 14, 2012 and $42,500 on March 23, 2012, respectively, in return for aggregate gross cash proceeds of $88,500.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the notes’ respective issuance.  The principal amount owed to Asher Enterprises at March 31, 2012, is $184,000. This includes the two notes issued for $46,000 and $42,500 in the first quarter of 2012 and the notes from November 7, 2011 for $42,500 and from December 19, 2011 for $53,000. The notes are convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

TCA Global Credit Master Fund, LP

The Company entered into a securities purchase agreement in the first quarter of 2012 with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which the Company issued a convertible promissory note to TCA for an original principal amount of $225,000 on January 3, 2012.  The note bears interest at a rate of 12% per annum and provide for the payment of all principal and interest 12 months from the date of the note’s respective issuance.  The principal amount owed to TCA at March 31, 2012 is $225,000. The note is convertible at the election of TCA into that number of shares of the Company’s common stock determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

Private convertible debt placement with individual investors

The Company entered into four securities purchase agreements in the first quarter of 2012 with individual investors, pursuant to which the Company issued four convertible promissory notes for an original principal amount of $189,950 on January 13, 2012, for $50,000 on February 3, 2012, for $50,000 on February 7, 2012 and for $50,000 on March 30, 2012, respectively, in return for aggregate gross cash proceeds of $339,950.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 12 months from the date of the notes’ respective issuance. The notes also feature detachable warrants exercisable within one year of the agreement. All warrants issued along with the convertible debt agreements are outstanding, with a total of 800,000 warrants issued at 25 cents and 400,000 warrants issued at 50 cents.  In determining the cost associated with the issuance of this debt and the appropriate fair value for the warrants, the Company uses the Black-Scholes option pricing formula.  The principal amount owed according to these notes as of March 31, 2011, is $239,950. The notes are convertible at the election of the individual into that number of shares of the Company’s common stock determined by multiplying 75% by the average of the daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

During the three months ended March 31, 2012, two investors elected to convert $100,000 in aggregate in convertible debt agreements into common stock. The conversion price was based upon 75% of the average of the daily volume weighted average prices of the Company’s common stock during the 5 business days immediately preceding the date of conversion, subject to adjustment. This resulted in the conversion of 493,928 shares of common stock to satisfy this debt.

Debt Discount

In connection with the $184,000 outstanding from Asher Enterprises pursuant to short-term notes and the notes converted in the first quarter of 2012, we recorded interest expense to amortize the debt discount in the amount of $83,837 during the quarter ended March 31, 2012.

In connection with the sale of a Convertible Promissory Note Agreement on February 22, 2011, with JMJ, relating to a private placement of a total of up to $1,050,000 in principal amount, we recorded interest expense to amortize the debt discount in the amount of $15,498 during the quarter ended March 31, 2011.  This amount is based upon the remaining unconverted amount from the $450,000 we received in four tranches from this agreement.

In connection with the $225,000 outstanding from TCA pursuant to a short-term note issued on January 3, 2012, we recorded interest expense to amortize the debt discount in the amount of $41,944 during the quarter ended March 31, 2012.

There remains a total of $414,412 of debt discount yet to be amortized as of March 31, 2012.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with the guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The notes issued by Asher on November 7, 2011, December 19, 2011, February 10, 2012 and March 20, 2012 contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. Additionally, the notes issued through the private placement to individual investors all contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. The total paid in capital for this beneficial conversion feature for these agreements as of March 31, 2011 is $271,747. Of this, $168,740 is due to the agreements with Asher Enterprises and $103,006 is due to the agreements with private investors.

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

In 2010, the Company determined the final liability balance upon the complete liquidation of Mr. Mabie’s account and issued 400,000 shares of the Company’s common stock as additional repayment for this debt.  The initial balance for this settlement debt as of October 12, 2010 was $924,568.

The agreement reached with the SEC on behalf of Gifford Mabie specifies that the Company is to periodically issue shares to the special account for Gifford Mabie in order that 2,500 shares can be sold each day the market is open until the liability is satisfied.  When the 400,000 shares were placed in the special account on December 14, 2010, to be sold over the course of the next 160 days the market was open, an estimated value for these shares was determined based upon the 10 day average share price following the date of issuance.  As of March 31, 2012, following the issuance of an additional 400,000 shares on March 15, 2012, the remaining debt to be paid was $661,749 based upon this valuation.

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

On January 3, 2012, under the terms of The Company’s 2007 Stock Option Plan, 1,000,000 options were issued to Dr. Thomas Beahm, a Company director exercisable at 15 cents each.

On January 3, 2012, under the terms of The Company’s 2007 Stock Option Plan, 1,000,000 options were issued to the Company’s CEO, Rondald Wheet, exercisable at 15 cents each

On January 3, 2012, under the terms of The Company’s 2007 Stock Option Plan, 500,000 options were issued to the Company’s COO, Vincent Olmo, exercisable at 15 cents each.

On March 14, 2012, under the terms of The Company’s 2007 Stock Option Plan, 200,000 options were issued for consulting services exercisable at 40 cents each.

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

Critical Accounting Policies

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures during the quarter ended March 31, 2012, as a result of implementing the Codification.

Date of Management’s Review

Subsequent events have been evaluated through May 15, 2012, the date the financial statements were available to be issued.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has just entered the production and sales stage and has not established sources of revenues to fully fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(31,750,954) for the period from inception (August 16, 1996) to March 31, 2012.  The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising and initial production and sales efforts to fund the development of its retractable safety syringe.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MAXXON/GLOBE JOINT VENTURE AGREEMENT

On November 3, 2005, the Maxxon, Inc. (“Maxxon,” the former name of the Company) and Globe Med Tech, Inc. (“Globe”) entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world.  Maxxon and Globe each own 50% of the joint venture.  Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto.  In connection with the agreement, Maxxon issued restricted shares of its common stock, valued at $625,066, to Globe.  Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement.  On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005, and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.  On October 29, 2008, the Company filed a lawsuit in the District Court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe and Andy Hu, individually.  On October 24, 2011, the Company was granted its request for summary judgment against Globe Medical Tech, Inc. and awarded $311,440 and the return of 266,667 shares of the Company's common stock by a Federal District Court in Tulsa County, Oklahoma. In addition to the monetary award and the return of the Company's common stock, Globe Medical is also required to return all syringes, design files, and sample molds to the Company. Furthermore, the Court ordered that Globe Medical assign to the Company all rights to the January 2009 issued United States patent for the RevVac™™ auto-retractable safety syringe. Globe Medical is prohibited from claiming any interest or ownership in Revolutions Medical's safety vacuum syringes going forward. On December 14, 2011, Globe Med Tech’s appeal was denied by the Supreme Court of Oklahoma.

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

Amounts Due Pursuant to Employment and Consulting Agreements

As of March 31, 2012, the Company had accrued $120,000 pursuant to employment agreements.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  No litigation related to these previous employment agreements has been initiated or threatened.  There is no assurance, however, that such litigation will not be initiated in the future.

Patent Applications for the Company’s Retractable Safety Syringes

The Company owns one (1) published patent on its Auto Retractable Vacuum RevVac™ safety syringe issued in January 2005 and one (1) published patent on its safety blood drawing device issued in June 2003.  In January 2009, a second patent for the RevVac™ auto retractable vacuum safety syringe was issued by the U.S. patent office and published in April 2009 related to the Globe/Revolutions Medical Joint Venture.  Upon the ruling in the Globe Med Tech lawsuit, the Company now has full ownership of the entire patent.  The Company also filed international patent protection rights regarding the RevVac™ Auto Retractable Vacuum Safety Syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and in Europe. Patents in Mexico and in China were issued in 3rd and 4th quarter of 2011, respectfully.

The Company filed a U.S. provisional patent on May 2, 2011 on it new vacuum design for the pre-filled market. On May 2, 2012 the Company filed an international Patent Cooperation Treaty (PCT) for this new design.

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

2012 COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2012, 400,000 shares were issued under the terms of the SEC settlement agreement with Gifford Mabie.  The initial value of these shares totaled $140,160.

Pursuant to consulting agreements issued in the first quarter of 2012, the Company issued stock from the exercise of options issued with these agreements in the amount of 75,000 shares with a total value of $8,025.

Also during the three months ended March 31, 2012, the Company issued an additional 1,107,875 shares of common stock with a total value of $287,374 in lieu of cash as payment for outside services.

Also during the three months ended March 31, 2012, the Company issued an additional 1,193,748 shares of common stock with a total value of $328,077 due to conversions of convertible debt agreements with Asher Enterprises, JMJ Financial and individual investors.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at March 31, 2012:

	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2011	15,473,750	3,371,600	18,845,350	$0.44
Granted	2,775,000	1,350,000	4,125,000	0.17
Exercised	75,000	—	75,000	0.25
Expired/Forfeited	—

BALANCE AT March 31, 2012	18,173,750	4,721,600	22,895,350	0.38

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
OPTIONS
0.08 - 0.25	10,453,750	1.75	$0.12	10,453,750	$0.12
0.26-1.00	7,720,000	1.28	0.40	7,720,000	0.40
1.00-10.00

	18,173,750			18,173,750

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month.  On July 1, 20011, the Company entered into a lease with Osprey for the office space adjacent to the existing office space on the third floor at 670 Marina Drive. The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on July 1, 2016, the Company is to pay Osprey a total of $10,000 in monthly rental installments payable on the first day of each succeeding month. The Company paid $30,000 in office rent to Osprey South, LLC for the first quarter of 2012.  Ron Wheet is the sole member of Osprey South, LLC.  The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing.

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

The Company has begun sales of its 3ml RevVac™ safety syringe and on March 15, 2012, placed an initial monthly syringe order for 3 million units with its supplier. Yeso-med accepted the order and expects to ship all 3 million units on or before May 30, 2012. The Company has rolled out RevVac™ safety syringe product sales through introduction to distributors, advertisements through its online sales program, attendance at numerous industry trade shows and a direct marketing campaign. The Company expects to be in full scale production by September 2012 for its 1ml RevVac™ safety syringe and by November 2012 for its 5ml and 10ml sizes.

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

Results of Operations

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues

During the three months ended March 31, 2012 and 2011, respectively, the Company had no revenues as the initial purchase orders received for syringes prior to March 31 were not able to be fully produced and shipped from the manufacturing facility prior to the end of the first quarter. The Company expects these initial orders placed in the first quarter to be completed and shipped in the second quarter of 2012.

General and Administrative Expenses

During the quarter ended March 31, 2012, the Company incurred $1,479,708 in general and administrative expenses, compared to $762,740 for the same period in 2011. Employee salaries were $175,250 for the quarter ended March 31, 2012, an increase of $65,000, compared to $110,750 for the same period in 2011. In addition to this, compensation costs related to the issuance of options to officers and directors during the first quarter of 2012 totaled $403,479 compared to $0 for the same period in 2011. Besides this option expense, salary expenses for management and employees increase due to the 2011 hiring of a Chief Financial Officer, Chief Operating Officer and additional sales staff. Further, consulting agreement fees and legal fees were $279,837 and $273,650, respectively, for the quarter ended March 31, 2012, a decrease in consulting fees of $153,343 and an increase in legal fees of $239,393, respectively, compared to $433,181 and $34,257, respectively, for the same period in 2011. The decrease in consulting fees was partly due to the Company’s decision in 2011 to terminate the consulting agreement with Strategic Product Development (“SPD”). The increase in legal fees was due primarily to increased expenses related to securities issuance and SEC compliance along with legal expenses related to litigation and the protection of the Company’s intellectual property. A total of $149,998 in prepaid consulting agreements was expensed in the quarter ended March 31, 2012, compared to $137,181 for the same period in 2011. Interest and derivative adjustments increased to $354,554 during the quarter ended March 31, 2012, compared to $119,260 for the same period in 2011. This increase is due primarily to the new convertible debt agreements entered into with individual investors during the first quarter. These agreements allow for an immediate conversion into shares of common stock and requires the debt discount recorded at the time of the agreement to be fully amortized immediately. The total amount amortized to interest expense during the first quarter for these agreements was $256,172. This is in contrast to the agreements entered into with Asher, JMJ and TCA that amortize the debt discount over a period of time. We also incurred capital expenditures in the amount of $116,098 and $359,000 during the quarter ended March 31, 2012 and 2011, respectively, for payments to complete the final design of our production molds related to the 3 ml RevVac™ safety syringe.

Net Loss

Net loss for the quarter ended March 31, 2012, was $(1,916,164) compared to $(883,533) for the same period in 2011, as the Company incurred greater expenses primarily related to an increase in salaries, additional compensation expenses, legal fees and expenses associated with the convertible debt agreements. The Company incurred a net operating loss of $(1,561,610) during the quarter ended March 31, 2012, compared to a net operating loss of $(764,274) for the same period in 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the quarters ended March 31, 2012 and March 31, 2011, was $(1,038,427) and $(381,530), respectively. The net loss for the quarters ended March 31, 2012 and 2011 was $(1,916,164) and $(883,533), respectively. This increase is primarily attributable to the increased expense related to legal expenses, salaries and other compensation expenses, and the interest and derivative expenses related to the convertible debt agreements.

Net cash used for investing activities for the quarters ended March 31, 2012 and March 31, 2011, was $(15,743) and $(377,000), respectively. This cash used for investing activities in the first quarter is a result of legal expenses related to patent development for the RevVac™ safety syringe.

Net cash obtained through all financing activities for the quarter ended March 31, 2012 was $1,086,390, as compared to $791,037 for the same period in 2011. The increase in cash obtained through financing activities is primarily a result of cash received from convertible debt agreements. Cash adjustments through the payment of debt totaled $849,748 during the quarter ended March 31, 2012. Of this $849,748, an increase of $653,450 was provided from principal on first quarter 2012 convertible debt agreements. Common stock in the amount of $321,152 was issued in the first quarter of 2012 to satisfy convertible debt agreements. An increase due to the convertible debt’s beneficial conversion feature as of March 31, 2012 is $177,124. A debt discount decrease of $107,286 has yet to be amortized as of March 31, 2012, and an increase from the balance of the derivative liability as of March 31, 2012, is $56,702. Adjustments as of March 31, 2012 for the liability balance for the Gifford Mabie SEC settlement were made in the amount of $145,892 based upon the issuance of 400,000 shares on March 15, 2012 and a revaluation of the unsold shares. For the first quarter, The Company received $26,775 from the exercise of options relating to consulting agreements.

In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it is acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Compensation costs related to the issuance common stock to outside parties for services rendered during the year ended March 31, 2012 and 2011 were $287,375 and $301,000, respectively. Additionally, we received payments for exercised options during the quarter ended March 31, 2012, totaling $18,750, compared to $0 for the same period in 2011.

As of March 31, 2012, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 57,505,476 shares were issued and outstanding as of March 31, 2012. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Our estimated working capital requirement for the next 12 months is $3,100,000 with an estimated burn rate of $230,000 per month. This working capital requirement includes initial orders for the safety syringe expected in the 2nd quarter of 2012.

The Company entered into two securities purchase agreements in the first quarter of 2012 with Asher Enterprises, pursuant to which the Company issued two convertible promissory notes to Asher Enterprises for an original principal amount of $46,000 on February 14, 2012 and $42,500 on March 23, 2012, respectively, in return for aggregate gross cash proceeds of $88,500. The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the notes’ respective issuance. The principal amount owed to Asher Enterprises at March 31, 2012, is $184,000. This includes the two notes issued for $46,000 and $42,500 in the first quarter of 2012 and the notes from November 7, 2011 for $42,500 and from December 19, 2011 for $53,000. The notes are convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

The notes issued by Asher on November 7, 2011, December 19, 2011, February 10, 2012 and March 20, 2012 contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. As a result, these notes were not bifurcated and valued with an embedded call option. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. Additionally, the notes issued through the private placement to individual investors all contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. The total paid in capital for this beneficial conversion feature for these agreements as of March 31, 2011 is $271,747. Of this, $168,740 is due to the agreements with Asher Enterprises and $103,006 is due to the agreements with private investors.

On February 22, 2011, the Company issued a $1,050,000 Convertible Promissory Note to JMJ Financial, Inc. (“JMJ”), a private investor. The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 22, 2014. All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. During the course of 2011, the Company borrowed $450,000 against this note. Over the course of the loan, JMJ elected to convert a total of $258,337 in principal from this note. The principal amount owed to JMJ at March 31, 2012, is $191,663.

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

The Company entered into a securities purchase agreement in the first quarter of 2012 with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which the Company issued a convertible promissory note to TCA for an original principal amount of $225,000 on January 3, 2012. The note bears interest at a rate of 12% per annum and provide for the payment of all principal and interest 12 months from the date of the note’s respective issuance.  The principal amount owed to TCA at March 31, 2012 is $225,000. The note is convertible at the election of TCA into that number of shares of the Company’s common stock determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

The Company entered into four securities purchase agreements in the first quarter of 2012 with individual investors, pursuant to which the Company issued four convertible promissory notes for an original principal amount of $189,950 on January 13, 2012, for $50,000 on February 3, 2012, for $50,000 on February 7, 2012 and for $50,000 on March 30, 2012, respectively, in return for aggregate gross cash proceeds of $339,950.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 12 months from the date of the notes’ respective issuance. The notes also feature detachable warrants exercisable within one year of the agreement. All warrants issued along with the convertible debt agreements are outstanding, with a total of 800,000 warrants issued at 25 cents and 400,000 warrants issued at 50 cents.  In determining the cost associated with the issuance of this debt and the fair value for the warrants, the Company uses the Black-Scholes option pricing formula. The principal amount owed according to these notes as of March 31, 2011, is $239,950. The notes are convertible at the election of the individual into that number of shares of the Company’s common stock determined by multiplying 75% by the average of the daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

The following table summarizes total current assets, liabilities and working capital at March 31, 2012, compared to March 31, 2011.

	March 31, 2012 (unaudited)	March 31, 2011 (unaudited)	Increase/ (Decrease)
Current Assets	$545,542	$328,580	$216,962
Current Liabilities	$2,536,082	$2,018,518	$517,564
Working Capital Deficit	$(1,990,540)	$(1,689,938)	$300,602

As of March 31, 2012, we had a working capital deficit of $1,990,540, as compared to a working capital deficit of $1,689,938 as of March 31, 2011, an increase of $300,602. Current assets increased primarily due to the litigation receivable of $311,000 from the judgment against Globe Med Tech. Factors contributing to the increase in this deficit include an increase in accounts payable due to purchase of the new production molds according to the terms of the manufacturing agreement signed with Yeso-med in December. Additionally, the issuance of the convertible notes and the embedded derivatives associated with these notes increases current liabilities to $843,204 as of March 31, 2012, as compared to a balance of $571,178 as of March 31, 2011.

Other current assets include the amount related to pre-paid consulting expenses incurred through the issuance and exercise of stock options. The balance of prepaid consulting fees as of March 31, 2012, was $170,528, compared to $201,556 as of March 31, 2011. The remaining balance includes $25,000 for a short term note receivable and inventory of $1,950.

	March 31, 2012	March 31, 2011

Building	$-	$-
Production machinery and equipment	1,109,199	1,142,000
Furniture and fixtures	49,147	39,847
Office equipment	4,036	2,214
Leasehold improvements	37,400	-

Less: accumulated depreciation and amortization	(18,275)	(11,117)
Property, plant and equipment, net	$1,181,507	$1,172,944

Production machinery and equipment as of March 31, 2012, consisted primarily of amounts incurred in connection with the pilot molds and final molds related to the lines for the RevVac™ syringe. The Company continues to treat the amounts paid to MIG under the terminated agreement as production equipment until the outcome of the breach of contract arbitration is finalized.

The Company does not currently generate any cash from operations and does not have access to traditional credit facilities; however, the Company expects product sales beginning in the second quarter of 2012. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Current Liabilities consists of the following:

	March 31, 2012	March 31, 2011

Accounts payable and credit cards	$540,557	$314,853
Accrued salaries and payroll liabilities	313,802	246,225
Convertible debentures and accrued interest (net)	470,723	101,546
Note payable and accrued interest	705,657	790,552
Derivative liabilities	417,003	476,384
Other current liabilities	88,340	88,958
Total current liabilities	$2,536,082	$2,018,518

The primary change in the balance to Accounts Payable is a result of the purchase agreement for the 1ml and 3ml RevVac™ safety syringe molds. Accrued salaries increased by $67,577 due to an increase in payroll tax liabilities of $193,802 and a decrease in accrued salary of $126,225. Notes payable and accrued interest are a result of the settlement and determination of a liability with Gifford Mabie and the SEC. The issuance of the convertible debt agreements resulted in an increase in convertible debentures principal balance due and derivative liabilities. Other current liabilities include an amount due to a former employee of the Company.

Expected Purchase or Sale of Plant and Significant Equipment

The Company expects to purchase and begin making payments for the production of the 1ml RevVac™ safety syringe molds in the second quarter of 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in arbitration in the State of South Carolina with its former manufacturer, MIG, for failure to perform under the manufacturing and supply agreement dated September 17, 2010, and the amended manufacturing and supply agreement, dated January 7, 2011. The Company is seeking financial relief of $795,000 it paid to MIG for production class molds and proprietary tooling for the 1ml and 3ml RevVac™ safety syringes, the termination of all warrants granted, and the termination of all production rights assigned. MIG is claiming that it was production ready in accordance with the manufacturing and supply agreements. The nature of the litigation centers around MIG’s inability to produce a product that passed all compliance and quality testing parameters in the time frames outlined by the manufacturing and supply agreements. On April 17th, 2012 MIG dismissed all claims with prejudice against the Company, including all rights to the auto retractable vacuum safety syringe, all warrants and all cash claims. The Company’s counter-claim will proceed and the arbitration hearing should be completed by June 2012. The arbitration is expected to commence in May 2012 in Charleston, SC.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and reported in a current report on Form 8-K, the Company issued the following securities during the three months ended March 31, 2012:

On March 27 2012, pursuant to a convertible debt agreement, the Company issued 211,177 shares of the Company’s common stock to this note holder in the amount of $50,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On March 16 2012, pursuant to a convertible debt agreement, the Company issued 148,972 shares of the Company’s common stock to this note holder in the amount of $25,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On March 15 2012, pursuant to a indemnification settlement agreement, the Company issued 400,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $140,160. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On March 14 2012, pursuant to a convertible debt agreement, the Company issued 111,173 shares of the Company’s common stock to a noteholder in the amount of $25,000. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On March 13 2012, pursuant to a consultant agreement, the Company issued 75,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $18,750. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On March 12 2012, pursuant to a consultant agreement, the Company issued 100,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $32,100. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On March 5 2012, pursuant to a consultant agreement, the Company issued 4,285 shares of the Company’s common stock to a consultant for services rendered in the amount of $1,500. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On March 5 2012, pursuant to a consultant agreement, the Company issued 4,285 shares of the Company’s common stock to a consultant for services rendered in the amount of $1,500. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On February 28 2012, pursuant to a consultant agreement, the Company issued 50,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $16,500. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On February 6, 2012, pursuant to a debt conversion notice, the Company issued 206,699 shares of the Company’s common stock to a noteholder in satisfaction of $20,000 worth of outstanding debt underlying a convertible note. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On February 2, 2012, pursuant to a debt conversion notice, the Company issued 190,476 shares of the Company’s common stock to a noteholder in satisfaction of $20,000 worth of outstanding debt underlying a convertible note. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On February 2, 2012, pursuant to a consultant agreement, the Company issued 7,142 shares of the Company’s common stock to a consultant for services rendered in the amount of $2,500. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On January 19, 2012, pursuant to a consultant agreement, the Company issued 375,000 shares of the Company’s common stock to a consultant for services rendered in the amount of $123,750. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On January 19, 2012, pursuant to a debt conversion notice, the Company issued 180,000 shares of the Company’s common stock to a noteholder in satisfaction of $15,498 worth of outstanding debt underlying a convertible note. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On January 3, 2012, pursuant to the Equity Agreement, the Company issued 559,268 Facility Fee Shares to TCA as consideration for the 100,000 facility fee. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2012.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry Into a Material Definitive Agreement/Executive Compensation

Wheet Employment Agreement

On May 15, 2012, the Company entered into an employment agreement with Mr. Rondald Wheet, the Company’s Chief Executive Officer (the “Employment Agreement”). The term of the Employment Agreement is for a period of two (2) years, commencing on the execution date. Mr. Wheet shall receive a base salary at the rate of Two Hundred and Forty-Seven Thousand and Five Hundred Dollars ($247,500) made in equal bi-weekly installments. Further, Mr. Wheet is to receive a stock option grant, for a period of two years, for the right to purchase five million (5,000,000) shares of the Company’s common stock pursuant to the Company’s 2007 Stock Option Plan, as amended. The exercise price of the options shall be $0.08 per share and they contain a cashless exercise feature.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Convertible Promissory Note (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2012

4.2	Form of Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2012

10.1	Form of Subscription Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2012

10.2	Employment Agreement, dated May 15, 2012, by and between the Company and Rondald Wheet *

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

Date: May 15, 2012	By:	/s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

