Form 10-Q
period 2012-06-30
Revolutions Medical CORP
filed 2012-08-16
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-28629

REVOLUTIONS MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	73-1526138
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Yes ☐ No ☒

As of August 13, 2012 there were 62,887,908 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

BALANCE SHEET

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(Unaudited)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$0	$4,844
Accounts receivable	176
Inventory	314,200
Due from shareholder	72,800	25,000
Due from litigation	311,000	311,000
Prepaid expenses	95,903	312,501
Total current assets	794,079	653,345

Property and equipment, net	1,159,890	1,185,664
Goodwill	23,276	23,276
Licensing Agreement	15,000	15,000
Patent Development	126,780	101,426

TOTAL ASSETS	$2,119,025	$1,978,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,127,083	$719,901
Credit cards	104,821	59,217
Accrued salaries	145,427	120,000
Accrued interest payable	102,738	64,670
Convertible promissory notes, net of discounts of $329,359 and 307,126, respectively	471,304	80,535
Embedded conversion option liabilities	279,036	442,311
Note Payable Gifford Mabie	691,484	807,640
Total current liabilities	2,921,893	2,294,274

Total liabilities	2,921,893	2,294,274

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 250,000,000 shares authorized; 60,315,171 and 54,729,606 shares issued and outstanding at 6/30/12 and 12/31/11, respectively	60,315	54,730
Treasury Stock	-	-
Additional paid-in capital	31,862,974	29,463,498

Accumulated deficit	(32,727,157)	(29,834,791)
Total stockholders' deficit	(802,868)	(315,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,119,025	$1,978,711

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company) STATEMENTS OF OPERATIONS FROM INCEPTION (AUGUST 16, 1996) THROUGH JUNE 30, 2012 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

					August 16, 1996
					(Inception Date)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2012	2011	2012	2011	2012
Revenue	$840	$-	$840	$-	$840
Cost of sales	8,981	-	8,981	-	8,981
Gross profit	(8,141)	-	(8,141)	-	(8,141)

Research and development	18,300	111,832	89,688	111,832	3,044,926
Depreciation and amortization	28,280	1,619	38,795	3,153	140,936
General and administrative expenses	710,165	995,148	2,189,753	1,823,702	28,450,874
Loss from operations	(764,886)	(1,108,599)	(2,326,377)	(1,935,534)	(31,644,877)

OTHER INCOME (EXPENSE)
Interest income		9		9	17,286
Interest expense	(350,382)	(112,292)	(786,945)	(190,828)	(1,689,137)
Gain on disposal of assets					794
Loss on extinguishment of debt					(152,914)
Adjustments to fair value of derivatives	137,967	22,279	219,977	44,214	40,844
Foreign currency adjustment	1,098		978		1,098
Gain from litigation					311,000
Other income (expenses)					205,327
	(211,317)	(90,004)	(565,990)	(146,605)	(1,265,702)

Net loss before minority interest	$(976,203)	$(1,198,603)	$(2,892,367)	$(2,082,139)	$(32,910,579)

Minority interest in subsidiary loss					(183,422)
Net loss	(976,203)	(1,198,603)	(2,892,367)	(2,082,139)	(32,727,157)
Weighted average number of common shares outstanding, basic and diluted	57,737,620	46,488,784	57,737,620	46,488,784	38,930,431

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.03)	$(0.05)	$(0.04)	(0.84)

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

FROM INCEPTION (AUGUST 16, 1996) THROUGH JUNE 30, 2012 AND

 FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	From Inception (August 16, 1996) Through June 30,	Six Months Ended June 30
	2012	2012	2011
OPERATING ACTIVITIES
Loss from operations before minority interest	$(34,643,321)	$(2,892,367)	$(2,082,138)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	—	—
Depreciation and amortization	115,173	21,374	3,153
Purchase R&D - Clear Image	3,309,514	—	—
Common stock issued for services	6,125,892	287,375	317,500
Preferred stock issued for services	270,000	—	—
Expenses paid by third parties	57,134	—	—
Contribution of services by officer and employees	799,154	—	—
Services by officer and employees paid for
with non-cash consideration	1,162,324	—	—
Compensation cost for option price reduction	50,000	—	—
Amortization of debt discounts	(199,029)		155,561
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	—	—
Allowance for doubtful accounts	50,900	—	—
Gain on extinguishment of debt	(10,398)	—	—
Write-off of Notes Receivable	14,636	---	—
Write-off of Notes Payable	(8,239)	—	—
Write-off of organizational costs	3,196	—	—
Write-off of zero value investments	785,418	—	—
Write-off of leasehold improvements and computer equipment	2,006	—	—
Compensation costs for stock options and warrants granted to non-employees	1,573,913	—	—
Adjustment to fair value of derivatives	(92,248)		124,744
SEC settlement Gifford Mabie	(49,085)	(116,157)

Change in working capital accounts:
Prepaid expenses	322,876	216,598
Inventory	(314,199)	(314,199)
(Increase) decrease in receivables from related parties	(95,706)	—	—
(Increase) decrease in goodwill	(23,276)	—	—
(Increase) decrease in other receivables	(705,595)	56,343	(6,288)
Increase (decrease) in accrued salaries and consulting	10,779	158,176	---
Increase (decrease) in accrued interest	267,676	38,068	33,617
Increase (decrease) in accounts payable and accrued liabilities	2,908,123	215,698	(1,574)
Total operating activities	(14,518,525)	(2,329,091)	(1,455,425)
INVESTING ACTIVITIES
Purchase of equipment and furnishings	(1,229,423)	---	(363,706)
Leasehold improvements	(33,000)	4,400
Investment in patent development	(169,722)	(25,353)	(19,000)
Investment in Ives Health Company	(251,997)	—	—
Investment in The Health Club	(10,000)	—	—
Total investing activities	(1,694,142)	(20,953)	(382,706)
FINANCING ACTIVITIES
Loans from shareholders	15,707	—	—
Repayment of loans from shareholders	(8,005)	—	—
Repayments of Promissory Notes	57,325	—	—
Issuance of unexercised options for cash	562,297	562,297
Issuance of unexercised warrants for cash	433,351	280,186
Common stock subscribed	546,500		—
Sale of preferred stock for cash:	(1,000)	—	—
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	—
To third-party investors	5,765,114	21,900	206,470
From exercise of stock options and warrants	4,216,178	191,815	1,202,720
Common stock issued for payment of debt	2,496,112	766,656	(32,576)
Less: Issue Costs	(102,318)	—	—
Beneficial conversion feature	566,579	294,832
Derivative Liability	175,078	(163,275)	---
Debt Discount			---
Convertible debentures issued for cash	1,212,818	390,769	417,287
Payment of exclusive license note payable	(100,000)	—	—
Treasury stock
Total financing activities	16,410,214	2,345,180	1,793,901
Minority interest	(197,567)	—
Change in cash	(20)	(4,864)	(44,230)
Cash at beginning of period	—	4,844	69,517
Cash at end of period	$(20)	$(20)	$25,287

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation (the “Company”), has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes.  Our present product development effort is focused on the RevVac™ Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases. The Company also has developed a suite of proprietary MRI software tools: RevColor, Rev3D, RevDisplay, and RevScan. These tools are designed to enhance general diagnostic confidence through education and research use and in the future we believe will have specific commercial applications. The Company’s administrative facilities are located in Charleston, South Carolina. The Company’s primary manufacturing facility is located in Wuxi, China.

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

Earnings (Loss) per Share

The Company computes net income per share in accordance with ASC 260, “Earnings per Share”. Under these provisions, basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period.  The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding.  During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect.  Therefore, the outstanding stock options were not included in the June 30, 2012, and December 31, 2011, calculations of loss per share.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

Accounts Receivable

The Company records trade receivables when revenue is recognized. No product has been consigned to customers. The Company’s allowance for doubtful accounts is primarily determined by review of specific trade receivables. Those accounts that are doubtful of collection are included in the allowance. These provisions are reviewed to determine the adequacy of the allowance for doubtful accounts.  Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within contract terms.

The Company requires certain distributors to make a prepayment prior to beginning production or shipment of their order. Distributors may apply such prepayments to their outstanding invoices or pay the invoice and continue to carry forward the deposit for future orders.  Such amounts are included in “Other Accrued Liabilities” on the Balance Sheet. The Company records an allowance for estimated returns as a reduction to Accounts receivable and Gross profit. To date, returns have been immaterial.

Inventories

Inventories are valued at the lower of cost or market, with cost being determined using actual average cost.  The Company compares the average cost to the market price and records the lower value.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off.

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

Revenue Recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment from the manufacturing facility in Wuxi, China or from our warehouse facility in Ladson, South Carolina.

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes.  In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  At June 30, 2012, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

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

The following table summarizes fair value measurements by level at June 30, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—

Derivative liability	$—	$—	$(279,036)	$(279,036)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.18% to 0.19%
Expected life	0 to 3 years
Dividend Yield	0%
Volatility	0% to 142%

The following is a reconciliation of the derivative liability:

Value at December 31, 2011	$442,311
Issuance of instruments	$174,447
Decrease in Value	$(219,976)
Reclassification	$(117,746)
Value at June 30, 2012	$279,036

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

Notes and Loans Payable

At June 30, 2012 and December 31, 2011, notes and loans payable consist of:

	June 30, 2012	December 31, 2011
Convertible Promissory Note Payable to JMJ Financial, secured by the Company’s assets, one time interest charge of 8%, due February 22, 2014	$191,663	$207,161
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before April 26, 2012	—	40,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before June 1, 2012	---	45,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before August 7, 2012	---	42,500
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before September 19, 2012	---	53,000
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP secured by the Company’s assets, interest rate of 12.0% per annum, with payment due on or before January 3, 2013	225,000	---

Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before November 10, 2012	46,000	---

Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before December 20, 2012	42,500	---
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before February 15, 2013	53,000	---
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before March 21, 2013	42,500
		---
Convertible Promissory Note Payable issued in the course of a private placement to individual investors secured by the Company’s assets, interest rate of 8.0% per annum, with payment due one year from the date of each note	200,000	---

Total	800,663	387,661
Less: Unamortized Discount	(329,359)	(307,126)
	$471,304	$80,535

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

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

On February 28, 2011, the Company issued a $500,000 Convertible Promissory Note to JMJ.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 28, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. The principal amount owed to JMJ Financial at June 30, 2012, is $191,663 from the $1,050,000 Convertible Promissory Note. No amount is owed to JMJ Financial from the $500,000 Convertible Promissory Note.

On March 12, 2012 the Company filed a lawsuit against Justin Keener and JMJ Financial in Charleston County, South Carolina. The Company sought a rescission and financial relief for the convertible debt agreement signed February 22, 2011. The Company claimed that it was unable to deliver the shares requested in the common stock conversion requests dated January 9, 2012 for 1,000,000 shares and January 30, 2012, for 1,226,049 shares due to the risk of defaulting on the convertible debt agreement by losing Depository Trust Company “DTC” eligibility. The contract stated that the Company would be considered in default of the agreement if the Company lost DTC eligibility due to a “chill” placed upon the electronic transfer of the stock. The Company had previously been made aware of other companies that had entered into similar agreements losing DTC eligibility and felt that JMJ had put the Company in an untenable position of either defaulting by losing DTC eligibility or defaulting by failing to issue the requested shares. The Company claimed that JMJ’s unreasonably high demands for conversion caused a “frustration” of the principal purpose of the contract and supports the rescission of the contract and a return of the parties to their respective positions before the contract was signed. On April 12, 2012 the Company withdrew the lawsuit filed in South Carolina to pursue its rights and counterclaims in Miami-Dade County, Florida.

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

Asher Enterprises, Inc.

During the three months ended June 30, 2012, Asher elected to convert $95,500 in convertible debt agreements into common stock. The conversion price was based upon 55% of the 3 lowest closing bid prices in the previous 10 days to conversion. This resulted in the conversion of 813,718 shares of common stock to satisfy this debt.

The Company entered into two securities purchase agreements in the second quarter of 2012 with Asher Enterprises, pursuant to which the Company issued two convertible promissory notes to Asher Enterprises for an original principal amount of $53,000 on May 15, 2012 and $42,500 on June 21, 2012, respectively, in return for aggregate gross cash proceeds of $95,500. The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the notes’ respective issuance.  The principal amount owed to Asher Enterprises at June 30, 2012, is $184,000. This includes the two notes issued for $53,000 and $42,500 in the second quarter of 2012 and the notes from February 10, 2012 for $46,000 and from March 20, 2012 for $42,500. The notes are convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

TCA Global Credit Master Fund, LP

The Company entered into a securities purchase agreement in the first quarter of 2012 with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which the Company issued a convertible promissory note to TCA for an original principal amount of $225,000 on January 3, 2012.  The note bears interest at a rate of 12% per annum and provide for the payment of all principal and interest 12 months from the date of the note’s respective issuance.  The principal amount owed to TCA at June 30, 2012 is $225,000. The note is convertible at the election of TCA into that number of shares of the Company’s common stock determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

Private convertible debt placement with individual investors

The Company entered into five securities purchase agreements in the second quarter of 2012 with individual investors, pursuant to which the Company issued five convertible promissory notes for an original principal amount of $25,000 on April 2, 2012, for $50,000 on April 13, 2012, for $26,501 on May 3, 2012, for $50,000 on May 22, 2012 and for $50,000 on June 11, 2012, respectively, in return for aggregate gross cash proceeds of $176,501.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 12 months from the date of the notes’ respective issuance. The notes also feature detachable warrants exercisable within one year of the agreement. All warrants issued along with the convertible debt agreements are outstanding, with a total of 1,506,005 warrants issued at 25 cents and 753,000 warrants issued at 50 cents.  In determining the cost associated with the issuance of this debt and the appropriate fair value for the warrants, the Company uses the Black-Scholes option pricing formula.  The principal amount owed according to these notes as of June 30, 2012, is $200,000. The notes are convertible at the election of the individual into that number of shares of the Company’s common stock determined by multiplying 75% by the average of the daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

During the three months ended June 30, 2012, four investors elected to convert $226,501 in aggregate in convertible debt agreements into common stock. The conversion price was based upon 75% of the average of the daily volume weighted average prices of the Company’s common stock during the 5 business days immediately preceding the date of conversion, subject to adjustment. This resulted in the conversion of 1,119,107 shares of common stock to satisfy this debt.

Debt Discount

In connection with the $184,000 outstanding from Asher Enterprises pursuant to short-term notes and the notes converted in the second quarter of 2012, we recorded interest expense to amortize the debt discount in the amount of $76,414 during the quarter ended June 30, 2012.

In connection with the sale of a Convertible Promissory Note Agreement on February 22, 2011, with JMJ, relating to a private placement of a total of up to $1,050,000 in principal amount, we recorded interest expense to amortize the debt discount in the amount of $43,401 during the quarter ended June 30, 2012. This amount is based upon the remaining unconverted amount from the $450,000 we received in four tranches from this agreement.

In connection with the $225,000 outstanding from TCA pursuant to a short-term note issued on January 3, 2012, we recorded interest expense to amortize the debt discount in the amount of $43,373 during the quarter ended June 30, 2012.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

There remains a total of $329,359 of debt discount yet to be amortized as of June 30, 2012.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with the guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The notes issued by Asher in 2012 contain a beneficial conversion feature due to a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. Additionally, the notes issued through the private placement to individual investors all contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. The total paid in capital for this beneficial conversion feature for these agreements as of June 30, 2011, is $389,456. Of this, $246,876 is due to the agreements with Asher Enterprises and $142,580 is due to the agreements with private investors.

Gifford Mabie Settlement

On April 8, 2008, the Company entered into a Memorandum of Understanding with its former Chief Executive Officer to settle an outstanding obligation through the issuance of its common stock on a quarterly basis commencing May 8, 2008, for one year. The value of the issuance of the common stock will be determined by the market value of the ten-day average price at the time of each quarterly issuance of common stock. During 2008, the Company issued 271,491 shares at a total value of $133,030 to partially repay this debt.

In 2010, the Company determined the final liability balance upon the complete liquidation of Mr. Mabie’s account and issued 400,000 shares of the Company’s common stock as additional repayment for this debt.  The initial balance for this settlement debt as of October 12, 2010 was $924,568.

The agreement reached with the SEC on behalf of Gifford Mabie specifies that the Company is to periodically issue shares to the special account for Gifford Mabie in order that 2,500 shares can be sold each day the market is open until the liability is satisfied.  When the 400,000 shares were placed in the special account on December 14, 2010, to be sold over the course of the next 160 days the market was open, an estimated value for these shares was determined based upon the 10 day average share price following the date of issuance.  As of June 30, 2012, following the issuance of an additional 400,000 shares on March 15, 2012, the remaining debt to be paid was $691,484 based upon this valuation.

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

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

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

In 2007, the Company acquired a 62.2% interest in Clear Image, Inc. (“Clear Image”). Clear Image was a privately held company and was conducting research and development on Color MRI Technology. Clear Image was not able to secure the funding needed to keep this research and development going into the future. Clear Image had expensed the research and development costs in accordance with accounting standards in effect at the time.  The Company believed it to be advantageous to acquire a controlling interest in Clear Image and keep the technology in development rather than starting all over again.  The Company exchanged 8.2 million of its common shares, which were trading at a market price of $0.40 at the date of acquisition.  To arrive at a value for the Color MRI Technology, the Company and Clear Image determined the amount of funding provided for the research and development of this technology by looking at the amount expended from 1999 until the acquisition date. The value of the Company’s stock exchanged for the controlling interest exceeded those expensed amounts by approximately $23,000, which was recorded as goodwill because there were no other assets to value.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

Critical Accounting Policies

In June 2009, FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of our financial statements or disclosures during the quarter ended June 30, 2012, as a result of implementing the Codification.

Date of Management’s Review

Subsequent events have been evaluated through August 14, 2012, the date the financial statements were available to be issued.

NOTE 2 – UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has just entered the production and sales stage and has not established sources of revenues to fully fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(32,727,157) for the period from inception (August 16, 1996) to June 30, 2012. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising and initial production and sales efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – MAXXON/GLOBE JOINT VENTURE AGREEMENT

On November 3, 2005, Maxxon, Inc. (“Maxxon,” the former name of the Company) and Globe Med Tech, Inc. (“Globe”) entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture.  Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto.  In connection with the agreement, Maxxon issued restricted shares of its common stock, valued at $625,066, to Globe.  Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement.  On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005, and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.  On October 29, 2008, the Company filed a lawsuit in the District Court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe and Andy Hu, individually. On October 24, 2011, the Company was granted its request for summary judgment against Globe Medical Tech, Inc. and awarded $311,440 and the return of 266,667 shares of the Company's common stock by a Federal District Court in Tulsa County, Oklahoma. In addition to the monetary award and the return of the Company's common stock, Globe Medical is also required to return all syringes, design files, and sample molds to the Company. Furthermore, the Court ordered that Globe Medical assign to the Company all rights to the January 2009 issued United States patent for the RevVac™ auto-retractable safety syringe. Globe Medical is prohibited from claiming any interest or ownership in the Company’s safety vacuum syringes going forward. On December 14, 2011, Globe Med Tech’s appeal was denied by the Supreme Court of Oklahoma.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

NOTE 4 – OTHER COMMITMENTS AND CONTINGENCIES

Employment Agreement with Rondald L. Wheet, Chief Executive Officer

Effective April 1, 2012, the Company and Mr. Wheet, our Chief Executive Officer, entered into a two (2) year employment agreement. The agreement provides for an annual salary of $247,500. He is responsible for the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, and is specifically allowed to hire any and all professionals necessary to assist that process. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement. The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

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

Amounts Due Pursuant to Employment and Consulting Agreements

As of June 30, 2012, the Company had accrued $145,427 pursuant to employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened.  There is no assurance, however, that such litigation will not be initiated in the future.

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

The Company filed a U.S. provisional patent on May 2, 2011, on it new vacuum design for the pre-filled market. On May 2, 2012 the Company filed an international Patent Cooperation Treaty (PCT) for this new design.

The Company is also engaged in the development of technology which can segment and reference MRI images.  By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in three dimensions.  Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By “referencing” the image to a database, the user can obtain similar, identified images to aid the user in interpretation of the image being studied.  The Company currently owns four (4) separate patent applications, filed in June of 2007, each of which received USPTO office actions during 2010 and 2011.  The Company expects to receive issuances or additional office actions on some if not all of these patents over the next 12 months.

Amounts Due to Consultants

None.

NOTE 5 – PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

Series 2006 Preferred Stock

Currently, 1,000,000 shares of Series 2006 Preferred Stock are outstanding. Rondald L. Wheet, our Chairman and Chief Executive Officer, has been issued the 1,000,000 shares.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

Series 2009 Preferred Stock

Currently, no shares of Series 2009 Preferred Stock are outstanding. Tom O’Brien, our former President, returned 500,000 shares of Series 2009 Preferred Stock upon his resignation.

Rights of Preferred Stockholders

Dividends

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

Conversion

The holders of Series 2006 and Series 2009 Preferred stock may convert each share into 1 share of common stock.

Preemption

The holders of Series 2006 and Series 2009 Preferred stock have no preemptive rights and they are not subject to further calls or assessments.

Voting Rights

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

Redemption

There are no redemption or sinking fund provisions applicable to the Series 2006 or Series 2009 Preferred stock.

Blank Check Preferred Stock

The Company’s Articles of Incorporation authorize its board of directors to establish one or more additional series of preferred stock and to determine, with respect to any such series of preferred stock, its terms and rights, including, the designation of each series; the voting powers, if any, associated with each such series whether dividends, if any, will be cumulative or noncumulative and the dividend rate of each series; the redemption rights and price or prices, if any, for shares of each series; and preferences and other special rights, if any, of shares of each series in the event of any liquidation, dissolution, or distribution of the Company’s assets.

NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012

2012 Common Stock Transactions

During the six months ended June 30, 2012, 400,000 shares were issued under the terms of the SEC settlement agreement with Gifford Mabie. The initial value of these shares totaled $140,160.

Pursuant to consulting agreements issued in first six months of 2012, the Company issued stock from the exercise of options issued with these agreements in the amount of 75,000 shares with a total value of $8,025.

During the first six months of 2012, the Company issued stock from the exercise of warrants issued through a stock subscription agreement in 2010 in the amount of 800,000 shares with a total value of $280,986.

During the six months ended June 30, 2012, the Company issued an additional 1,184,745 shares of common stock with a total value of $308,875 in lieu of cash as payment for outside services.

During the six months ended June 30, 2012, the Company issued an additional 3,126,573 shares of common stock with a total value of $650,078 due to conversions of convertible debt agreements with Asher Enterprises, JMJ Financial and individual investors.

NOTE 6 – STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at June 30, 2012:

	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2011	15,473,750	3,371,600	18,845,350	$0.27
Granted	2,675,000	1,350,000	4,025,000	0.17
Exercised	75,000	800,000	875,000	0.25
Expired/Forfeited	—	2,571,600	2,571,600	0.25

BALANCE AT June 30, 2012	18,073,750	1,350,000	19,423,750	0.25

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
OPTIONS
0.08 - 0.25	10,453,750	1.45	$0.12	10,453,750	$0.12
0.26-1.00	7,620,000	.98	0.40	7,620,000	0.40
1.00-10.00

	18,073,750			18,073,750

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492. The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month.  On July 1, 20011, the Company entered into a lease with Osprey for the office space adjacent to the existing office space on the third floor at 670 Marina Drive. The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on July 1, 2016, the Company is to pay Osprey a total of $10,000 in monthly rental installments payable on the first day of each succeeding month. The Company paid $30,000 in office rent to Osprey South, LLC for the second quarter of 2012. Ron Wheet is the sole member of Osprey South, LLC. The contract is a triple net lease with terms based upon market rates for Class A office space at the time of the lease signing.

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

The Company has begun sales of its 3ml RevVac™ safety syringe and on March 15, 2012, began placing orders for the syringe with its supplier. The first order was shipped from the factory on June 13, 2012. The Company has rolled out RevVac™ safety syringe product sales through introduction to distributors, advertisements through its online sales programs, attendance at numerous industry trade shows and a direct marketing campaign. The Company expects to be in full-scale production by the first quarter of 2013 for its 1ml, 5 ml and 10ml RevVac™ safety syringe.

This RevVac™ safety syringe uses vacuum technology to retract the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Revolutions Medical believes its safety syringe has many advantages over its competition including price, ease of use, and safety. It should virtually eliminate accidental needle stick injuries and also aid in reducing the spread of contagious diseases. The Company also believes that with the help of government regulatory initiatives and individual state law reforms that the safety syringe market will grow in the foreseeable future.

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

Results of Operations

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues

During the three months ended June 30, 2012, the Company had $840 in sales revenue, compared to $0 for the same period in 2011. During the end of the second quarter of 2012, the Company began filling orders from the first shipments of 3 ml RevVac™ syringes produced.

General and Administrative Expenses

During the three months ended March 31, 2012, the Company incurred $710,165 in general and administrative expenses, compared to $995,148 for the same period in 2011. Employee salaries were $195,500 for the three months ended June 30, 2012, a decrease of $62,475, compared to $257,975 for the same period in 2012. This reduction in salary expense is due primarily to additional salary paid in the second quarter of 2011 to the Company’s former President, Thomas O’Brien. In addition to this, compensation costs related to the issuance of options to officers and directors during the three months ended June 30, 2012, totaled $20,979, compared to $0 for the same period in 2011.

Further, consulting agreement fees and legal fees were $239,064 and $95,428, respectively, for the three months ended June 30, 2012, a decrease in consulting fees of $144,568 and a decrease in legal fees of $57,255, respectively, compared to $383,631 and $152,684 for the same period in 2011. The decrease in consulting fees was partly due to the Company’s decision in 2011 to terminate the consulting agreement with Strategic Product Development (“SPD”). The decrease in legal fees was due primarily to decreased expenses related to securities issuance and SEC compliance for the second quarter of 2012. A total of $133,580 in prepaid consulting agreements was expensed in the quarter ended June 30, 2012, compared to $290,980 for the same period in 2011. Interest and derivative adjustment expenses increased to $350,382 during the three months ended June 30, 2012, compared to $112,292 for the same period in 2011. This increase is due primarily to the new convertible debt agreements entered into with individual investors during the three months ended June 30, 2012. These agreements allow for an immediate conversion into shares of common stock and require the debt discount recorded at the time of the agreement to be fully amortized immediately. The total amount amortized to interest expense during the three months ended June 30, 2012, for these agreements was $166,733. This is in contrast to the agreements entered into with Asher Enterprises, JMJ Financial, Inc (“JMJ”) and TCA Global Credit Master Fund, LP (“TCA”) that amortize the debt discount over a period of time. We also incurred capital expenditures in the amount of $313,230 and $0 during the three months ended June 30, 2012 and 2011, respectively, for inventory of the 3 ml RevVac™ safety syringe.

Net Loss

Net loss for the three months ended June 30, 2012, was $(976,203) compared to $(1,198,603) for the same period in 2011, as the Company decreased expenses primarily related to salaries, additional compensation expenses, legal fees and consulting fees. The Company incurred a net operating loss of $(764,886) during the three months ended June 30, 2012, compared to a net operating loss of $(1,108,599) for the same period in 2011.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues

During the six months ended June 30, 2012 and 2011, respectively, the Company had $840 in sales revenue, compared to $0 for the same period in 2011. During the end of the second quarter of 2012, the Company began filling orders from the first shipments of 3 ml RevVac™ syringes produced.

General and Administrative Expenses

During the six months ended June 30, 2012, the Company incurred $2,189,753 in general and administrative expenses, compared to $1,823,702 for the same period in 2011. Employee salaries were $370,750 for the six months ended June 30, 2012, an increase of $2,025, compared to $368,725 for the same period in 2011. In addition to this, compensation costs related to the issuance of options to officers and directors during the six months ended June 30, 2012 totaled $424,458, compared to $0 for the same period in 2012. This increase is due to options being issued to officers and directors in the first quarter of 2012.

Further, consulting agreement fees and legal fees were $518,901 and $369,079, respectively, for the six months ended June 30, 2012, a decrease in consulting fees of $297,911 and an increase in legal fees of $182,138, respectively, compared to $816,811 and $186,941, respectively, for the same period in 2011. The decrease in consulting fees was partly due to the Company’s decision in 2011 to terminate the consulting agreement with Strategic Product Development (“SPD”). The increase in legal fees was due primarily to increased expenses related to securities issuance and SEC compliance along with legal expenses related to litigation and the protection of the Company’s intellectual property. A total of $345,917 in prepaid consulting agreements was expensed in the six months ended June 30, 2012, compared to $428,161 for the same period in 2011. Interest and derivative adjustments increased to $789,944 during the six months ended March 31, 2012, compared to $315,572 for the same period in 2011. This increase is due primarily to the new convertible debt agreements entered into with individual investors during the first quarter. These agreements allow for an immediate conversion into shares of common stock and require the debt discount recorded at the time of the agreement to be fully amortized immediately. The total amount amortized to interest expense during the first six months of 2012 for these agreements was $422,904. This is in contrast to the agreements entered into with Asher, JMJ and TCA that amortize the debt discount over a period of time. We also incurred capital expenditures in the amount of $116,098 and $359,000 during the six months ended June 30, 2012 and 2011, respectively, for payments to complete the final design of our production molds related to the 3 ml RevVac™ safety syringe. We also incurred capital expenditures in the amount of $313,230 and $0 during the six months ended June 30, 2012 and 2011, respectively, for inventory of the 3 ml RevVac™ safety syringe.

Net Loss

Net loss for the six months ended June 30, 2012, was $(2,892,367) compared to $(2,082,139) for the same period in 2011, as the Company incurred greater expenses primarily related to an increase in salaries, additional compensation expenses, legal fees and expenses associated with the convertible debt agreements. The Company incurred a net operating loss of $(2,326,377) during the six months ended June 30, 2012, compared to a net operating loss of $(1,935,534) for the same period in 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company did not have and currently does not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the six months ended June 30, 2012 and June 30, 2011, was $(2,329,091) and $(1,455,425), respectively. The net loss for the six months ended June 30, 2012 and 2011, was $(2,892,367) and $(2,082,138), respectively. This increase is primarily attributable to the increased expense related to legal expenses, salaries and other compensation expenses, and the interest and derivative expenses related to the convertible debt agreements.

Net cash used for investing activities for the six months ended June 30, 2012 and June 30, 2011, was $(20,953) and $(382,706), respectively. This cash used for investing activities in the first six months of 2012 is a result of legal expenses related to patent development for the RevVac™ safety syringe.

Net cash obtained through all financing activities for the six months ended June 30, 2012, was $2,345,180, as compared to $1,793,901 for the same period in 2011. The increase in cash obtained through financing activities is primarily a result of cash received from convertible debt agreements. Cash adjustments through the payment of debt totaled $766,656 during the six months ended June 30, 2012. Common stock in the amount of $623,369 was issued in the first and second quarter of 2012 to satisfy convertible debt agreements. An increase due to the convertible debt’s beneficial conversion feature as of June 30, 2012, is $294,832. Convertible debentures issued for cash totaled $390,769 for the first six months of 2012, and an increase from the balance of the derivative liability as of June 30, 2012, totaled $163,275. Adjustments as of June 30, 2012, for the liability balance for the Gifford Mabie SEC settlement were made in the amount of $110,025 based upon the issuance of 400,000 shares on March 15, 2012 and a revaluation of the unsold shares. For the six months ended June 30, 2012, the Company received $191,815 from the exercise of options and warrants. The Company received $562,297 and $280,186 for the issuance of unexercised options and warrants, respectively, in the first six months of 2012.

In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it is acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Compensation costs related to the issuance common stock to outside parties for services rendered during the six months ended June 30, 2012 and 2011 were $287,375 and $317,500, respectively. Additionally, we received payments for exercised options and warrants during the six months ended June 30, 2012, totaling $191,815, compared to $1,202,720 for the same period in 2011.

As of June 30, 2012, the Company did not have and currently does not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 60,315,171 shares were issued and outstanding as of June 30, 2012. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Our estimated working capital requirement for the next 12 months is $3,100,000 with an estimated burn rate of $230,000 per month. This working capital requirement includes initial orders for the safety syringe.

The Company entered into two securities purchase agreements in the second quarter of 2012 with Asher Enterprises, pursuant to which the Company issued two convertible promissory notes to Asher Enterprises for an original principal amount of $53,000 on May 15, 2012 and $42,500 on June 21, 2012, respectively, in return for aggregate gross cash proceeds of $95,500.  The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the notes’ respective issuance.  The principal amount owed to Asher Enterprises at June 30, 2012, is $184,000. This includes the two notes issued for $53,000 and $42,500 in the second quarter of 2012 and the notes from February 10, 2012 for $46,000 and from March 20, 2012 for $42,500. The notes are convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

The four notes issued by Asher in 2012, contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. As a result, these notes were not bifurcated and valued with an embedded call option. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. Additionally, the notes issued through the private placement to individual investors all contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. The total paid in capital for this beneficial conversion feature for these agreements as of June 30, 2012 is $389,456. Of this, $246,876 is due to the agreements with Asher Enterprises and $142,580 is due to the agreements with private investors.

On February 22, 2011, the Company issued a $1,050,000 Convertible Promissory Note to JMJ Financial, Inc. (“JMJ”), a private investor. The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 22, 2014. All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. During the course of 2011, the Company borrowed $450,000 against this note. Over the course of the loan, JMJ elected to convert a total of $258,337 in principal from this note. The principal amount owed to JMJ at June 30, 2012, is $191,663.

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

The Company entered into a securities purchase agreement in the first quarter of 2012 with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which the Company issued a convertible promissory note to TCA for an original principal amount of $225,000 on January 3, 2012. The note bears interest at a rate of 12% per annum and provide for the payment of all principal and interest 12 months from the date of the note’s respective issuance.  The principal amount owed to TCA at June 30, 2012, is $225,000. The note is convertible at the election of TCA into that number of shares of the Company’s common stock determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

The Company entered into five securities purchase agreements in the second quarter of 2012, with individual investors, pursuant to which the Company issued five convertible promissory notes for an original principal amount of $25,000 on April 2, 2012, for $50,000 on April 13, 2012, for $26,501 on May 3, 2012, for $50,000 on May 22, 2012, and for $50,000 on June 11, 2012, respectively, in return for aggregate gross cash proceeds of $176,501. The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 12 months from the date of the notes’ respective issuance. The notes also feature detachable warrants exercisable within one year of the agreement. All warrants issued along with the convertible debt agreements are outstanding, with a total of 1,506,005 warrants issued at 25 cents and 753,000 warrants issued at 50 cents.  In determining the cost associated with the issuance of this debt and the appropriate fair value for the warrants, the Company uses the Black-Scholes option pricing formula.  The principal amount owed according to these notes as of June 30, 2012, is $200,000. The notes are convertible at the election of the individual into that number of shares of the Company’s common stock determined by multiplying 75% by the average of the daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

The following table summarizes total current assets, liabilities and working capital at June 30, 2012, compared to June 30, 2011.

	June 30, 2012 (unaudited)	June 30, 2011 (unaudited)	Increase/ (Decrease)
Current Assets	$794,079	$337,833	$456,246
Current Liabilities	$2,921,893	$2,303,266	$618,627
Working Capital Deficit	$(2,127,814)	$(1,965,433)	$162,381

As of June 30, 2012, we had a working capital deficit of $2,127,814, as compared to a working capital deficit of $1,965,433 as of June 30, 2011, an increase of $162,381. Current assets increased primarily due to the litigation receivable of $311,000 from the judgment against Globe Med Tech and inventory of $314,199. Factors contributing to the increase in current liabilities include an increase in accounts payable due to purchase of the new production molds according to the terms of the manufacturing agreement signed with Yeso-med in December 2011. Additional factors increasing the current liabilities include an increase in accounts payable due to product purchases of $203,818 and an increase in payroll tax liabilities of $257,988. The issuance of the convertible notes and the embedded derivatives associated with these notes decreased current liabilities to $750,340 as of June 30, 2012, as compared to a balance of $891,432 as of June 30, 2011.

Other current assets include the amount related to pre-paid consulting expenses incurred through the issuance and exercise of stock options. The balance of prepaid consulting fees as of June 30, 2012, was $95,903, compared to $285,045 as of June 30, 2011. The remaining balance includes $72,500 for a short term note receivable.

	June 30, 2012		June 30, 2011

Building	$	---	$	---
Production machinery and equipment		1,109,199		1,142,000
Furniture and fixtures		49,147		39,847
Office equipment		4,035		3,920
Leasehold improvements		35,200		---

Less: accumulated depreciation and amortization		(37,692)		(12,736)
Property, plant and equipment, net		$1,159,890		$1,173,032

Production machinery and equipment as of June 30, 2012, consisted primarily of amounts incurred in connection with the pilot molds and final molds related to the lines for the RevVac™ syringe. The Company continues to treat the amounts paid to MIG under the terminated agreement as production equipment until the outcome of the breach of contract arbitration is finalized.

	June 30, 2012	June 30, 2011

Goodwill	$23,276	$23,276
Licensing agreement	15,000	15,000
Patent development	126,780	29,000
Total other assets	$165,056	$67,276

The Company capitalizes patent development costs in the amount of $38,374 during the first six months of 2012. During the same time period, the Company had amortization expenses of $13,021 from these patents.

The Company does not currently generate any cash from operations and does not have access to traditional credit facilities; however, the Company does expect an increase in product sales beginning in the third quarter of 2012. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Current Liabilities consists of the following:

	June 30, 2012	June 30, 2011

Accounts payable and credit cards	$783,344	$370,052
Accrued salaries and payroll liabilities	403,415	120,000
Convertible debentures and accrued interest (net)	522,944	201,840
Note payable and accrued interest	742,582	816,487
Derivative liabilities	279,036	706,189
Other current liabilities	190,572	88,698
Total current liabilities	$2,921,893	$2,303,266

The primary change in the balance to Accounts Payable is a result of the purchase agreement for the 1ml and 3ml RevVac™ safety syringe molds as well as increase in accounts payable from the initial orders of the 3ml RevVac™ safety syringe. Accrued salaries increased by $283,415 due to an increase in payroll tax liabilities of $257,988 and an increase in accrued salary of $25,427. Notes payable and accrued interest are a result of the settlement and determination of a liability with Gifford Mabie and the SEC. The issuance of the convertible debt agreements resulted in an increase in convertible debentures principal balance due. The conversion of outstanding convertible debt agreements resulted in a decrease in derivative liabilities. Other current liabilities include an amount due to a former employee of the Company.

Expected Purchase or Sale of Plant and Significant Equipment

The Company expects to purchase and begin making payments for the production of the 1ml, 5ml and 10ml RevVac™ safety syringe molds in the third quarter of 2012.

Expected Significant Changes in the Number of Employees

The Company began leasing additional space in the same building as of July 1, 2011, and expects to hire between 3 to 7 office personnel to assist with operations as sales continue with the 3ml RevVac™ safety syringe. The Company added two employees to the sales staff in the second quarter of 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company had nooff-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently involved in arbitration in the State of South Carolina with its former manufacturer, Medical Investment Group, Inc. (“MIG”), for failure to perform under their manufacturing and supply agreement, dated September 17, 2010, and their amended manufacturing and supply agreement, dated January 7, 2011. The Company is seeking (i) financial relief of $795,000, which it paid to MIG for production class molds and proprietary tooling for the 1ml and 3ml RevVac™ safety syringes, (ii) the termination of all warrants granted and (iii) the termination of all production rights assigned. MIG claims that it was production-ready in accordance with the terms of the manufacturing and supply agreement, as amended. The nature of the litigation focuses on MIG’s inability to produce a product that passed all compliance and quality testing parameters in the time frames outlined by the manufacturing and supply agreements. The Company relied on the delivery schedule outlined in the manufacturing agreement, as well as written and verbal confirmation from Rich Theriault as to MIG’s production readiness to be able to produce the 3ml RevVac™ safety syringe, to start the sales and distribution process in September 2010.

During the 2nd quarter of 2012, the Company received discovery from Rich Theriault, the owner of MIG and SPD, and former consultant and contract manufacturer of the Company, in the form of bank records, emails, phone records, contracts, agreements and sworn testimony in a deposition. The Company terminated the MIG manufacturing agreement in September 2011 for failure to perform (and filed a Current Report on Form 8-K with the SEC). Based on certain admissions made by Mr. Theriault during his sworn deposition, on April 17, 2012, Mr. Theriault, on behalf of MIG, dismissed all claims with prejudice against the Company, including all rights to the auto retractable vacuum safety syringe, all warrants and all cash claims. The Company is still pursuing its counter claims under the arbitration and the hearing has been rescheduled for November 8 and 9, 2012, in Charleston, South Carolina.

On March 12, 2012, the Company filed a lawsuit against Justin Keener and JMJ Financial in Charleston County, South Carolina. The Company is seeking a rescission and financial relief for the convertible debt agreement, executed February 28, 2011. The Company claims that it was unable to deliver the shares requested in the common stock conversion requests, due to the risk of defaulting on the convertible debt agreement by losing Depository Trust Company “DTC” eligibility. The contract states that the Company would be considered in default of the agreement if the Company lost DTC eligibility due to a “chill” placed upon the electronic transfer of the stock. The Company had previously been made aware of other companies that had entered into similar agreements losing DTC eligibility and felt that JMJ had put the Company in an untenable position of either defaulting by losing DTC eligibility or defaulting by failing to issue the requested shares. The Company claims that JMJ’s unreasonably high demands for conversion caused a “frustration” of the principal purpose of the contract and supports the rescission of the contract and a return of the parties to their respective positions before the contract was signed. On April 12, 2012, the Company withdrew the lawsuit filed in South Carolina to pursue its rights and counterclaims in Miami-Dade County, Florida.

A lawsuit was filed against the Company by JMJ Financial in Miami-Dade County, Florida, on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012, for 1,000,000 shares and on January 30, 2012, for 1,226,039 shares. JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and reported in a current report on Form 8-K, the Company issued the following securities during the three months ended June 30, 2012:

On April 2, 2012, pursuant to a consulting agreement, the Company issued 4,261 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On April 2, 2012, pursuant to a consulting agreement, the Company issued 4,261 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On April 16, 2012, an individual investor elected to convert $50,000 underlying a convertible promissory note into 204,594 shares of the Company’s common stock.

On May 3, 2012, pursuant to a consulting agreement, the Company issued 4,098 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On May 4, 2012, pursuant to a consulting agreement, the Company issued 4,098 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On May 7, 2012, an individual investor elected to convert $26,501 underlying a convertible promissory note into 100,000 shares of the Company’s common stock.

On May 11, 2012, Asher elected to convert $42,5000 underlying a convertible promissory note into 252,734 shares of the Company’s common stock.

On June 4, 2012, pursuant to a consulting agreement, the Company issued 5,076 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On June 8, 2012, a total of 140,000 shares of common stock were issued to three individual investors as compensation for a reduction in the exercise price of certain outstanding warrants.

On June 8, 2012, pursuant to a consulting agreement, the Company issued 50,000 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $12,000.

On June 18, 2012, an individual investor elected to convert $125,000 underlying a convertible promissory note into 671,693 shares of the Company’s common stock.

On June 19, 2012, an individual investor elected to convert $142,820 underlying a convertible promissory note into 142,820 shares of the Company’s common stock.

On June 27, 2012, Asher elected to convert $53,000 underlying a convertible promissory note into 560,984 shares of the Company’s common stock.

All sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2012.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Other Events

On August 8, 2012, the Company received its first container shipment into the Port of Charleston, SC, as a part of its initial order placed with Yeso-med on March 15, 2012. The shipment consisted of 861,000 syringes. The shipment was cleared by both U.S. Customs and the FDA, and will proceed to the Company’s warehouse facility in Ladson, SC, on August 15, 2012. The Company can begin filling existing orders from this shipment and recognizing revenue once the syringes leave the warehouse facility en route to the customer. The Company expects that the second and third containers, totaling 1,614,400 syringes, will arrive in the Port of Charleston, SC, on August 16, 2012, and upon clearance from both U.S. Customs and the FDA, will proceed to the Company’s warehouse facility in Ladson, SC.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

Date: August 16, 2012	By:	/s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2012	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

