Form 10-Q/A
period 2012-06-30
Revolutions Medical CORP
filed 2012-09-13
CIK 1041009

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to Revolutions Medical Corporation’s (the “Company”) quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 16, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

REVOLUTIONS MEDICAL CORPORATION

Dated: September 13, 2012	By:	/s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Dated: September 13, 2012	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)