Form 10-Q
period 2012-09-30
Revolutions Medical CORP
filed 2012-11-14
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012

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

Yes ☐ No ☒

As of November 13, 2012, there were 68,878,763 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

BALANCE SHEET

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(Unaudited)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,073	$4,844
Accounts receivable	560	0
Inventory	320,837	0
Due from shareholder	71,300	25,000
Due from litigation	311,000	311,000
Prepaid expenses	35,601	312,501
Total current assets	740,371	653,345

Property and equipment, net	1,138,273	1,185,664
Goodwill	23,276	23,276
Licensing agreement	15,000	15,000
Patent development	123,418	101,426

TOTAL ASSETS	$2,040,338	$1,978,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,283,738	$719,901
Credit cards	0	59,217
Accrued salaries	149,140	120,000
Accrued interest payable	118,836	64,670
Convertible promissory notes, net of discounts of $200,278 and 307,126, respectively	544,385	80,535
Embedded conversion option liabilities	314,928	442,311
Note payable Gifford Mabie	708,188	807,640
Total current liabilities	3,119,215	2,294,274

Total liabilities	3,119,215	2,294,274

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 250,000,000 shares authorized; 65,628,176 and 54,729,606 shares issued and outstanding at 9/30/12 and 12/31/11, respectively	65,628	54,730
Treasury Stock	0	0
Additional paid-in capital	32,893,316	29,463,498

Accumulated deficit	(34,038,821)	(29,834,791)
Total stockholders' deficit	(1,078,877)	(315,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,040,338	$1,978,711

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company) STATEMENTS OF OPERATIONS FROM INCEPTION (AUGUST 16, 1996) THROUGH SEPTEMBER 30, 2012 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

					August 16, 1996
					(Inception Date)
	Three Months Ended September 30,		Nine Months Ended September 30,		to September 30,
	2012	2011	2012	2011	2012
Revenue	$349	$0	$1,189	$0	$1,189
Cost of sales	219	0	9,200	0	9,200
Gross profit	130	0	(8,011)	0	(8,011)

Research and development	9,900	0	99,588	111,832	3,054,826
Depreciation and amortization	28,341	1,625	67,136	4,778	169,277
General and administrative expenses	826,489	564,910	3,017,340	2,260,713	29,277,363
Loss from operations	(864,600)	(566,535)	(3,192,075)	(2,377,323)	(32,509,477)

OTHER INCOME (EXPENSE)
Interest income	0	0	0	10	17,286
Interest expense	(411,659)	(130,295)	(1,198,603)	(321,123)	(2,100,796)
Gain on disposal of assets	0	0	0	0	794
Loss on extinguishment of debt	0	0	0	0	(152,914)
Adjustments to fair value of derivatives	(30,930)	1,439	189,046	(79,092)	9,914
Foreign currency adjustment	(4,475)	0	(3,497)	0	(3,377)
Gain from litigation	0	0	0	0	311,000
Other income (expenses)			1,098	0	205,327
	(447,064)	(128,856)	(1,011,956)	(400,205)	(1,712,766)

Net loss before minority interest	$(1,311,664)	$(695,391)	$(4,204,031)	$(2,777,528)	$(34,222,243)

Minority interest in subsidiary loss					(183,422)
Net loss	(1,311,664)	(695,391)	(4,204,031)	(2,777,528)	(34,038,821)
Weighted average number of common shares outstanding, basic and diluted	59,880,928	47,739,213	59,880,928	47,739,213	39,056,508

Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.01)	$(0.07)	$(0.06)	(0.87)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FROM INCEPTION (AUGUST 16, 1996) THROUGH SEPTEMBER 30, 2012 AND

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	From Inception (August 16, 1996) Through September 30, 2012	Nine Months Ended September 30
		2012	2011
OPERATING ACTIVITIES
Loss from operations before minority interest	$(34,038,821))	$(4,204,031)	$(2,777,528)
Plus non-cash charges to earnings
Stock compensation expense	2,018,280	0	0
Depreciation and amortization	132,633	40,791	4,778
Purchase R&D - Clear Image	3,309,514	0	0
Common stock issued for services	5,994,037	410,675	355,850
Preferred stock issued for services	270,000	0	0
Expenses paid by third parties	57,134	0	0
Contribution of services by officer and employees	799,154	0	0
Services by officer and employees paid for
with non-cash consideration	694,661	0	0
Compensation cost for option price reduction	50,000	0	0
Amortization of debt discounts	(233,459)	106,849	0
Amortization of compensation cost for options granted to non-employees and common stock issued for services	1,775,577	0	0
Allowance for doubtful accounts	50,900	0	0
Gain on extinguishment of debt	(10,398))	0	0
Write-off of Notes Receivable	14,636	0	0
Write-off of Notes Payable	(8,239)	0	0
Write-off of organizational costs	3,196	0	0
Write-off of zero value investments	785,418	0	0
Write-off of leasehold improvements and computer equipment	2,006	0	0
Compensation costs for stock options and warrants granted to non-employees	1,573,913	0	0
Adjustment to fair value of derivatives	(10,239)		0
SEC settlement Gifford Mabie	(32,381)	(99,453)

Change in working capital accounts:
Accounts recievable	(560)	(560)	0
Prepaid expenses	243,156	276,900	0
Inventory	(320,837)	(320,837)	0
(Increase) decrease in receivables from related parties	(142,006)	(46,300)	0
(Increase) decrease in goodwill	(23,276)	0	0
(Increase) decrease in other receivables	(761,938)	0	86,896
Increase (decrease) in accrued salaries and consulting	(118,257)	29,140	0
Increase (decrease) in accrued interest	260,013	54,166	43,334
Increase (decrease) in accounts payable and accrued liabilities	3,299,356	504,620	(139,332)
Total operating activities	(14,366,827)	(3,248,040)	(2,426,002)
INVESTING ACTIVITIES
Purchase of equipment and furnishings	(1,229,423)	0	(157,621)
Leasehold improvements	(33,000)	6,600
Investment in patent development	(148,418)	(21,992)	(19,000)
Investment in Ives Health Company	(251,997)	0	0
Investment in The Health Club	(10,000)	0	0
Total investing activities	(1,672,838))	(15,392)	(176,621)
FINANCING ACTIVITIES
Loans from shareholders	15,707	0	0
Repayment of loans from shareholders	(8,005)	0	0
Repayments of Promissory Notes	57,325	0	0
Issuance of unexercised options for cash	635,707	635,707	0
Issuance of unexercised warrants for cash	394,136	394,136	0
Common stock subscribed	546,500		0
Sale of preferred stock for cash:	(1,000)	0	0
Sale of common stock for cash:
To third-party investors (prior to merger)	574,477	0	0
To third-party investors	5,743,614	400	0
From exercise of stock options and warrants	4,289,503	291,915	1,465,820
Common stock issued for payment of debt	2,532,919	1,271,700	427,921
Less: Issue Costs	(102,318)	—	0
Beneficial conversion feature	530,808	436,184	0
Derivative Liability	154,269	(127,383)	0
Debt Discount			0
Convertible debentures issued for cash	974,663	357,002	439,598
Payment of exclusive license note payable	(100,000)	—	—
Treasury stock
Total financing activities	16,238,305	3,259,661	2.535,910
Minority interest	(197,567)	—
Change in cash	1,073	(3,771)	(66,713)
Cash at beginning of period	0	4,844	69,517
Cash at end of period	$1,073	$1,073	$2,804

  The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation (“the Company”), has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes. Our present product development effort is focused on the RevVac™ Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases. The Company also has developed a suite of proprietary MRI software tools; RevColor™, Rev3D™, RevDisplay™. These tools are designed to enhance general diagnostic confidence through education and research use and in the future we believe will have specific commercial applications. The Company’s administrative facilities are located in Charleston, South Carolina. The Company’s primary third-party manufacturing facility is located in Wuxi, China.

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

Earnings (Loss) per Share

The Company computes net income per share in accordance with ASC 260, “Earnings per Share”. Under these provisions, basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per share of common stock assumes the dilutive effect of stock options and warrants outstanding. During a loss period, the assumed exercise of outstanding stock options and warrants has an anti-dilutive effect. Therefore, the outstanding stock options were not included in the September 30, 2012, and December 31, 2011, calculations of loss per share.

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

The Company requires certain distributors to make a prepayment prior to beginning production or shipment of their order. Distributors may apply such prepayments to their outstanding invoices or pay the invoice and continue to carry forward the deposit for future orders.  Such amounts are included in Other accrued liabilities on the Balance Sheet. The Company records an allowance for estimated returns as a reduction to Accounts receivable and Gross profit. To date, returns have been immaterial.

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

Valuation of Derivative Instruments

ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2012, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its statement of operations.

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

The following table summarizes fair value measurements by level at September 30, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,073	$—	$—	$1,073

Derivative liability	$—	$—	$(314,928)	$(314,928)

Derivative liability was valued under the Black-Scholes model with the following assumptions:

Risk free interest rate	0.18% to 0.19%
Expected life	0 to 3 years
Dividend Yield	0%
Volatility	0% to 162%

 The following is a reconciliation of the derivative liability:

Value at December 31, 2011	$442,311
Issuance of instruments	$174,447
Decrease in Value	$(162,014)
Reclassification	$(139,816)
Value at September 30, 2012	$314,928

Notes and Loans Payable

At September 30, 2012 and December 31, 2011, notes and loans payable consist of:

	September 30, 2012	December 31, 2011
Convertible Promissory Note Payable to JMJ Financial, secured by the Company’s assets, one time interest charge of 8%, due February 22, 2014	$191,663	$207,161
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before April 26, 2012	—	40,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before June 1, 2012	---	45,000
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before August 7, 2012	---	42,500
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before September 19, 2012	---	53,000
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP secured by the Company’s assets, interest rate of 12.0% per annum, with payment due on or before January 3, 2013	175,000	---

Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before February 15, 2013	53,000	---
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before March 21, 2013	42,500	---
Convertible Promissory Note Payable to Asher Enterprises secured by the Company’s assets, interest rate of 8.0% per annum, with payment due on or before May 10, 2013	42,500
		---
Convertible Promissory Note Payable issued in the course of a private placement to individual investors secured by the Company’s assets, interest rate of 8.0% per annum, with payment due one year from the date of each note	240,000	---

Total	744,663	387,661
Less: Unamortized Discount	(200,278)	(307,126)
	$544,385	$80,535

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

On February 28, 2011, the Company issued a $500,000 Convertible Promissory Note to JMJ.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 28, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. The principal amount owed to JMJ Financial at September 30, 2012, is $191,663 from the $1,050,000 Convertible Promissory Note. No amount is owed to JMJ Financial from the $500,000 Convertible Promissory Note.

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

A lawsuit was filed against the Company by JMJ Financial in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares. JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest. On August 30, 2012, the Company filed its counterclaims against JMJ Financial which included Fraud by Concealment, among other claims. The Company alleges that Keener and JMJ had a responsibility and obligation under Florida law to disclose not to conceal during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these type of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company's stock if DTC eligibility was "chilled". This would severely hamper future capital raising and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement.

Asher Enterprises, Inc.

During the three months ended September 30, 2012, Asher elected to convert $88,500 in convertible debt agreements into common stock. The conversion price was based upon 55% of the 3 lowest closing bid prices in the previous 10 days to conversion. This resulted in the conversion of 1,270,101 shares of common stock to satisfy this debt.

The Company entered into one securities purchase agreement in the third quarter of 2012 with Asher Enterprises, pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $42,500 on August 15, 2012, in return for aggregate gross cash proceeds of $42,500.  The note bears interest at a rate of 8% per annum and provides for the payment of all principal and interest 9 months from the date of the notes’ respective issuance.  The principal amount owed to Asher Enterprises at September 30, 2012, is $138,000. This includes the note issued for $42,500 in the third quarter of 2012 and the notes from May 15, 2012 for $53,000 and from June 21, 2012 for $42,500. The notes are convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the 10 business days immediately preceding the date of conversion, subject to adjustment.

TCA Global Credit Master Fund, LP

The Company entered into a securities purchase agreement in the first quarter of 2012 with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which the Company issued a convertible promissory note to TCA for an original principal amount of $225,000 on January 3, 2012.  The note bears interest at a rate of 12% per annum and provides for the payment of all principal and interest 12 months from the date of the note’s respective issuance. TCA elected to convert $50,000 of the convertible debt agreement into common stock on August 15, 2012. The conversion price was determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion. This resulted in the conversion of 294,118 shares of common stock to satisfy this debt.  The principal amount owed to TCA at September 30, 2012, is $175,000. The note is convertible at the election of TCA into that number of shares of the Company’s common stock determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

Private convertible debt placement with individual investors

The Company entered into nine securities purchase agreements in the third quarter of 2012, with individual investors, pursuant to which the Company issued nine convertible promissory notes for an original principal amount of $25,000 on July 12, 2012, for $100,000 on July 13, 2012, for $50,000 on July 13, 2012, for $75,000 on July 26, 2012, for $25,000 on August 2, 2012, for $25,000 on August 30, 2012, for $25,000 on September 4, 2012 and for $15,000 on September 20, 2012, respectively, in return for aggregate gross cash proceeds of $390,000. The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 12 months from the date of the notes’ respective issuance. The notes also feature detachable warrants exercisable within one year of the agreement. All warrants issued along with the convertible debt agreements are outstanding, with a total of 3,666,005 warrants issued at 25 cents and 1,833,002 warrants issued at 50 cents.  In determining the cost associated with the issuance of this debt and the appropriate fair value for the warrants, the Company uses the Black-Scholes option pricing formula.  The principal amount owed according to these notes as of September 30, 2012, is $240,000. The notes are convertible at the election of the individual into that number of shares of the Company’s common stock determined by multiplying 75% by the average of the daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the 5 business days immediately preceding the date of conversion, subject to adjustment.

During the three months ended September 30, 2012, seven investors elected to convert $350,000 in aggregate in convertible debt agreements into common stock. The conversion price was based upon 75% of the average of the daily volume weighted average prices of the Company’s common stock during the 5 business days immediately preceding the date of conversion, subject to adjustment. This resulted in the conversion of 2,725,136 shares of common stock to satisfy this debt.

Debt Discount

In connection with the two notes converted and the $138,000 outstanding from Asher Enterprises in the third quarter of 2012, we recorded interest expense to amortize the debt discount in the amount of $98,558 during the quarter ended September 30, 2012.

In connection with the sale of a Convertible Promissory Note Agreement on February 22, 2011, with JMJ, relating to a private placement of a total of up to $1,050,000 in principal amount, we recorded interest expense to amortize the debt discount in the amount of $21,701 during the quarter ended September 30, 2012. This amount is based upon the remaining unconverted amount of $191,663 from the $450,000 we received in four tranches from this agreement.

In connection with partial conversion of $50,000 and the $175,000 outstanding from TCA pursuant to a short-term note issued on January 3, 2012, we recorded interest expense to amortize the debt discount in the amount of $51,333 during the quarter ended September 30, 2012.

There remains a total of $200,278 of debt discount yet to be amortized as of September 30, 2012.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may have conversion prices that create an embedded beneficial conversion feature pursuant to the Emerging Issues Task Force guidance on beneficial conversion features. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. In accordance with the guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method. The notes issued by Asher in 2012 contain a beneficial conversion feature due to a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. Additionally, the notes issued through the private placement to individual investors all contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. The total paid in capital for this beneficial conversion feature for these agreements as of September 30, 2012 is $530,807. Of this, $289,377 is due to the agreements with Asher Enterprises and $241,430 is due to the agreements with private investors.

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

The agreement reached with the SEC on behalf of Gifford Mabie specifies that the Company is to periodically issue shares to the special account for Gifford Mabie in order that 2,500 shares can be sold each day the market is open until the liability is satisfied. When the 400,000 shares were placed in the special account on December 14, 2010, to be sold over the course of the next 160 days the market was open, an estimated value for these shares was determined based upon the 10 day average share price following the date of issuance. As of September 30, 2012, the remaining principal balance to be paid was $708,187 based upon this valuation.

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

Critical Accounting Policies

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures during the quarter ended September 30, 2012, as a result of implementing the Codification.

Date of Management’s Review

Subsequent events have been evaluated through November 13, 2012, the date the financial statements were available to be issued.

NOTE 2 - UNCERTAINTIES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has just entered the production and sales stage and has not established sources of revenues to fully fund the development of business and pay operating expenses, resulting in a cumulative net loss of $(34,038,821) for the period from inception (August 16, 1996) to September 30, 2012. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising and initial production and sales efforts to fund the development of its retractable safety syringe.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MAXXON/GLOBE JOINT VENTURE AGREEMENT

On November 3, 2005, the Maxxon, Inc. (“Maxxon,” the former name of the Company) and Globe Med Tech, Inc. (“Globe”) entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world. Maxxon and Globe each own 50% of the joint venture.  Maxxon contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto. In connection with the agreement, Maxxon issued restricted shares of its common stock, valued at $625,066, to Globe. Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement. On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005, and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements. On October 29, 2008, the Company filed a lawsuit in the District Court of Harris county Texas, a lawsuit for fraud and contempt of court for Globe and Andy Hu, individually. On October 24, 2011, the Company was granted its request for summary judgment against Globe and awarded $311,440 and the return of 266,667 shares of the Company’s common stock by a Federal District Court in Tulsa County, Oklahoma. In addition to the monetary award and the return of the Company’s common stock, Globe is also required to return all syringes, design files, and sample molds to the Company. Furthermore, the Court ordered that Globe assign to the Company all rights to the January 2009 issued United States patent for the RevVac™ auto-retractable vacuum safety syringe. Globe is prohibited from claiming any interest or ownership in the Company’s safety vacuum syringes going forward. On December 14, 2011, the Supreme Court of Oklahoma denied Globe’s appeal. The Company is currently going through the process of collecting on this judgment.

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

Employment Agreement with Vincent Olmo, Chief Operating Officer

Effective April 11, 2011, the Company and Mr. Olmo, our Chief Operating Officer, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $165,000 modified with a cost of living adjustment annually.  He is responsible for all daily operating and production activities of the Company. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave.  The Company will reimburse all of his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement.  The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Employment Agreement with Burton Hodges, Chief Financial Officer

Effective June 1, 2011, the Company and Mr. Hodges, our Chief Financial Officer, entered into a three (3) year employment agreement. The agreement provides for an annual salary of $165,000 modified with a cost of living adjustment annually.  He is responsible for all financial functions and capital resources of the Company, including corporate finance, project finance, corporate accounting, reporting and risk management.  The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave.  The Company will reimburse all of his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement.  The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

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

Amounts Due Pursuant to Employment and Consulting Agreements

As of September 30, 2012, the Company had accrued $149,140 pursuant to employment agreements. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. No litigation related to these previous employment agreements has been initiated or threatened.  There is no assurance, however, that such litigation will not be initiated in the future.

Amounts Due Pursuant to Employee Payroll Liabilities

As of September 30, 2012, the Company had accrued $319,052 pursuant to employment payroll liabilities. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. A tax lien has been filed against the Company by the South Carolina Department of Revenue due these delinquent payments. Action by federal taxing authorities has not been initiated or threatened at this point. There is no assurance, however, that such action will not be initiated in the future.

Amounts Due Pursuant to Accounts Payable Liabilities

As of September 30, 2012, the Company had accrued $875,320 pursuant to accounts payable with vendors. Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful. Of this balance, $236,630 is due to YesoMed, the Company’s manufacturing partner in Wuxi, China. $206,227 is due to YesoMed for the remaining balance of the first purchase order the Company placed with the manufacturer. The remaining balance of accounts payable of $432,463 is due for various services such as legal, accounting and consulting work.

Patent Applications for the Company’s Retractable Safety Syringes

The Company owns one (1) published patent on its Auto Retractable Vacuum RevVac™ safety syringe issued in January 2005 and one (1) published patent on its safety blood drawing device issued in June 2003. In January 2009, a second patent for the RevVac™ auto retractable vacuum safety syringe was issued by the U.S. patent office and published in April 2009 related to the Globe/Revolutions Medical Joint Venture. Upon the ruling in the Globe Med Tech lawsuit, the Company now has full ownership of the entire patent. The Company also filed international patent protection rights regarding the RevVac™ Auto Retractable Vacuum Safety Syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and in Europe. Patents in Mexico and in China were issued in the 3rd and 4th quarters of 2011, respectfully.

The Company filed a U.S. provisional patent on May 2, 2011, on it new vacuum design for the pre-filled market. On May 2, 2012, the Company filed an international Patent Cooperation Treaty (PCT) for this new design.

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

2012 COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2012, 400,000 shares were issued under the terms of the SEC settlement agreement with Gifford Mabie.  The initial value of these shares totaled $140,160.

Pursuant to consulting agreements issued in first nine months of 2012, the Company issued stock from the exercise of options issued with these agreements in the amount of 475,000 shares with a total value of $108,025.

Also, during the first nine months of 2012, the Company issued stock from the exercise of warrants issued through a stock subscription agreement in 2010 in the amount of 800,000 shares with a total value of $394,136.

Also during the nine months ended September 30, 2012, the Company issued an additional 1,808,390 shares of common stock with a total value of $410,675 in lieu of cash as payment for outside services.

Also during the nine months ended September 30, 2012, the Company issued an additional 7,415,913 shares of common stock with a total value of $1,171,826 due to conversions of convertible debt agreements with Asher Enterprises, JMJ Financial and individual investors.

NOTE 6 - STOCK OPTIONS AND WARRANTS OUTSTANDING

The following tables summarize information about the stock options and warrants outstanding at September 30, 2012:

	OPTIONS	WARRANTS	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE

Balance at December 31, 2011	15,473,750	3,371,600	18,845,350	$0.27
Granted	2,675,000	5,649,007	8,324,007	0.28
Exercised	75,000	800,000	875,000	0.25
Expired/Forfeited	—	2,571,600	2,571,600	0.25

BALANCE AT September 30, 2012	18,073,750	5,649,007	23,722,757	0.26

	OPTIONS OUTSTANDING			EXERCISABLE
Range of Exercise Price	Number Outstanding at September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2012	Weighted Average Exercise Price
OPTIONS
0.08 - 0.25	10,453,750	1.25	$0.12	10,453,750	$0.12
0.26-1.00	7,620,000	.73	0.40	7,620,000	0.40
1.00-10.00

	18,073,750			18,073,750

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492. The leased property is approximately 2,395 square feet.  During the course of the five (5) year lease, ending on August 31, 2014, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month.  On July 1, 2011, the Company entered into a lease with Osprey for the office space adjacent to the existing office space on the third floor at 670 Marina Drive. The leased property is approximately 2,395 square feet. During the course of the five (5) year lease, ending on July 1, 2016, the Company is to pay Osprey a total of $10,000 in monthly rental installments payable on the first day of each succeeding month. The Company paid $30,000 in office rent to Osprey South, LLC for the third quarter of 2012. Ron Wheet is the sole member of Osprey South, LLC.  The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing.

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

The Company completed receipt of its first order of approximately 2.6 million 3ml RevVac™ safety syringes in August 2012 in three forty foot containers. The RevVac™ safety syringes passed all customs and inspections with the FDA and were placed in the Ladson, SC warehouse. The Company has inventory of the 3ml RevVac™ safety syringes in 21, 23 and 25 gauge needle sizes. The Company continues its product sales through introduction to distributors, advertisements through its online sales programs, attendance at numerous industry trade shows and a direct marketing campaign. The Company expects to be in full-scale production by the second quarter of 2013 for its 1ml, 5 ml and 10ml RevVac™ safety syringe.

This RevVac™ safety syringe uses vacuum technology to retract the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Revolutions Medical believes its safety syringe has many advantages over its competition including price, ease of use and safety. It should virtually eliminate accidental needle stick injuries and also aid in reducing the spread of contagious diseases. The Company also believes that with the help of government regulatory initiatives and individual state law reforms that the safety syringe market will grow in the foreseeable future.

During 2010, Revolutions Medical entered into two university clinical studies utilizing its proprietary MRI software tools. These first two clinical studies are for cases involving head trauma and brain masses. These results are expected to clinically validate the use of its MRI software tools as an additional application to enhance the diagnostic confidence of physicians. In preparation for the expected commercial launch of the MRI software suite of products, the Company hired Strata Corporation (“Strata”) in March 2012. Strata is an expert in computer software and programming and the Company believes that by the second quarter of 2013, the first application of RevColor™, RevDisplay™ and Rev3D™ will be commercially available. The launch of this product will be a “software as a service” (SaaS) business model, where customers will log on to our secure website and send current black and white images to the Company via high speed internet (teleradiology), and the images will be sent back to the customer in color and three dimensional with auto segmentation. Preliminarily, the Company will charge a per-use fee, but may expand depending upon volume into monthly service agreements. Potential customers could include MRI centers, doctors, hospitals and even patients.

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

Results of Operations

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues

During the three months ended September 30, 2012, the Company had $349 in sales revenue, compared to $0 for the same period in 2011.

General and Administrative Expenses

During the three months ended September 30, 2012, the Company incurred $826,489 in general and administrative expenses, compared to $564,910 for the same period in 2011. Employee salaries were $207,036 for the three months ended September 30, 2012, an increase of $27,524, compared to $179,512 for the same period in 2012. This increase in salary expense is due primarily to additional salary paid in the third quarter of 2012 to the Company’s additional sales staff. In addition to this, compensation costs related to the issuance of options to officers and directors during the three months ended September 30, 2012, totaled $20,979, compared to $0 for the same period in 2011.

Further, consulting agreement fees and legal fees were $171,383 and $120,731, respectively, for the three months ended September 30, 2012, an increase in consulting fees of $33,649 and an increase in legal fees of $29,971, respectively, compared to $137,734 and $90,760 for the same period in 2011. The increase in consulting fees was partly due to the increased fees associated with additional product testing and compliance for the RevVac™ syringe. The increase in legal fees was due primarily to increased expenses related to the arbitration case the Company is involved in with MIG, its former contract manufacturer. A total of $60,302 in prepaid consulting agreements was expensed in the quarter ended September 30, 2012, compared to $91,284 for the same period in 2011. Interest and derivative adjustment expenses increased to $438,681 during the three months ended September 30, 2012, compared to $160,950 for the same period in 2011. This increase is due primarily to the new convertible debt agreements entered into with individual investors during the three months ended September 30, 2012. These agreements allow for an immediate conversion into shares of common stock and require the debt discount recorded at the time of the agreement to be fully amortized immediately. The total amount amortized to interest expense for these individual convertible debt agreements during the three months ended September 30, 2012, was $277,460. This is in contrast to the agreements entered into with Asher Enterprises, JMJ Financial, Inc. (“JMJ”) and TCA Global Credit Master Fund, LP (“TCA”) that amortize the debt discount over a period of time. We also incurred capital expenditures in the amount of $7,594 and $0 during the three months ended September 30, 2012 and 2011, respectively, for additional inventory of the 3 ml RevVac™ safety syringe.

Net Loss

Net loss for the three months ended September 30, 2012, was $(1,311,664) compared to $(695,391) for the same period in 2011, as the Company increased expenses primarily related to product liability insurance, investment banking fees, convertible debt interest, legal fees and consulting fees. The Company incurred a net operating loss of $(864,600) during the three months ended September 30, 2012, compared to a net operating loss of $(566,535) for the same period in 2011.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Revenues

During the nine months ended September 30, 2012 and 2011, respectively, the Company had $1,189 in sales revenue, compared to $0 for the same period in 2011.

General and Administrative Expenses

During the nine months ended September 30, 2012, the Company incurred $3,017,340 in general and administrative expenses, compared to $2,260,713 for the same period in 2011. Employee salaries were $429,452 for the nine months ended September 30, 2012, a decrease of $36,348, compared to $465,800 for the same period in 2011. In addition to this, compensation costs related to the issuance of options to officers and directors during the nine months ended September 30, 2012, totaled $445,438, compared to $0 for the same period in 2011. This increase is due primarily to options being issued to officers and directors in the first quarter of 2012.

Further, consulting agreement fees and legal fees were $690,284 and $489,810, respectively, for the nine months ended September 30, 2012, a decrease in consulting fees of $264,262 and an increase in legal fees of $212,109, respectively, compared to $954,546 and $277,701, respectively, for the same period in 2011. The decrease in consulting fees was partly due to the Company’s decision in 2011 to terminate the consulting agreement with Strategic Product Development (“SPD”). The increase in legal fees was due primarily to increased expenses related to securities issuance and SEC compliance along with legal expenses related to arbitration litigation and the protection of the Company’s intellectual property. A total of $284,925 in prepaid consulting agreements was expensed in the nine months ended September 30, 2012, compared to $529,346 for the same period in 2011. Interest and derivative adjustments increased to $1,198,603 during the nine months ended September 30, 2012, compared to $321,123 for the same period in 2011. This increase is due primarily to the new convertible debt agreements entered into with individual investors during the first quarter. These agreements allow for an immediate conversion into shares of common stock and require the debt discount recorded at the time of the agreement to be fully amortized immediately. The total amount amortized to interest expense during the first nine months of 2012 for these agreements was $632,706. This is in contrast to the agreements entered into with Asher, JMJ and TCA that amortize the debt discount over a period of time. We also incurred capital expenditures in the amount of $0 and $362,000 during the nine months ended September 30, 2012 and 2011, respectively, for payments to complete the final design of our production molds related to the 3 ml RevVac™ safety syringe. We also incurred capital expenditures in the amount of $320,837 and $0 during the six months ended September 30, 2012 and 2011, respectively, for inventory of the 3 ml RevVac™ safety syringe.

Net Loss

Net loss for the nine months ended September 30, 2012, was $(4,204,031) compared to $(2,777,528) for the same period in 2011, as the Company incurred greater expenses primarily related to an increase in salaries, additional compensation expenses, legal fees and expenses associated with the convertible debt agreements. The Company incurred a net operating loss of $(3,192,075) during the nine months ended September 30, 2012, compared to a net operating loss of $(2,377,323) for the same period in 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company did not have and currently does not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Status of Purchase Orders

The Company accepted a purchase order on March 14, 2012, from OX Technologies, Inc. (“OXT”) for 480,000 units of the RevVac™ safety syringe. The purchase order was contingent on the issuance of a Permit for Importation to OXT from the Mexican government. The Company has worked diligently with OXT to file the appropriate paperwork and respond to requests for further information from the Mexican authorities. The Company and OXT expect the Permit for Importation to be issued in the fourth quarter of 2012, at which time the order can be fulfilled. The Company also accepted a purchase order on March 15, 2012, from DS WorldMed, its distributor in the Middle East and South America. The purchase order was contingent on the issuance of an import permit in Iraq. DS WorldMed’s customer in Iraq has subsequently lost its right to distribute product in the country. As a result, DS WorldMed informed the Company in late-September that it would be cancelling its purchase order. The Company has subsequently notified DS WorldMed of its intention to revoke the exclusive distribution rights in all distribution territories as a result of DS WorldMed’s failure to perform in accordance with the distribution agreement between the Company and DS WorldMed dated December 31, 2011.

Net cash used for operating activities for the nine months ended September 30, 2012 and September 30, 2011, was $(3,248,040) and $(2,426,002), respectively. The net loss for the nine months ended September 30, 2012 and 2011, was $(4,204,031) and $(2,777,528), respectively. This increase is primarily attributable to the increased expense related to legal expenses, salaries and other compensation expenses, and the interest and derivative expenses related to the convertible debt agreements.

Net cash used for investing activities for the nine months ended September 30, 2012 and September 30, 2011, was $(15,392) and $(176,621), respectively. This cash used for investing activities in the first nine months of 2012 is a result of legal expenses related to patent development for the RevVac™ safety syringe.

Net cash obtained through all financing activities for the nine months ended September 30, 2012, was $3,259,661, as compared to $2,535,910 for the same period in 2011. The increase in cash obtained through financing activities is primarily a result of cash received from convertible debt agreements. Cash adjustments through the payment of debt totaled $357,002 during the nine months ended September 30, 2012. Common stock in the amount of $1,271,700 was issued in the first nine months of 2012 to satisfy convertible debt agreements. An increase due to the convertible debt’s beneficial conversion feature as of September 30, 2012, is $436,184. Convertible debentures issued for cash totaled $357,002 for the first nine months of 2012, and a decrease from the balance of the derivative liability as of September 30, 2012, totaled $127,383. For the nine months ended September 30, 2012, the Company received $291,915 from the exercise of options and warrants. The Company received $635,707 and $394,136 for the issuance of unexercised options and warrants, respectively, in the first nine months of 2012.

In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it is acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Compensation costs related to the issuance common stock to outside parties for services rendered during the nine months ended September 30, 2012 and 2011, were $410,675 and $355,850, respectively. Additionally, we received payments for exercised options and warrants during the nine months ended September 30, 2012, totaling $291,915, compared to $1,465,820 for the same period in 2011.

As of September 30, 2012, the Company did not have and currently does not have sufficient cash to pay present obligations as they become due. We are searching for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 65,628,176 shares were issued and outstanding as of September 30, 2012. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Our estimated working capital requirement for the next 12 months is $3,100,000 with an estimated burn rate of $230,000 per month.

The Company entered into one securities purchase agreement in the third quarter of 2012 with Asher Enterprises, pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $42,500 on August 15, 2012, in return for aggregate gross cash proceeds of $42,500. The note bears interest at a rate of 8% per annum and provides for the payment of all principal and interest nine months from the date of the notes’ respective issuance. The principal amount owed to Asher Enterprises at September 30, 2012, is $138,000. This includes the note issued for $42,500 in the third quarter of 2012 and the notes from May 15, 2012, for $53,000 and from June 21, 2012, for $42,500. The notes are convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets OTCQB during the ten business days immediately preceding the date of conversion, subject to adjustment.

The notes issued by Asher Enterprises in 2012, contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. As a result, these notes were not bifurcated and valued with an embedded call option. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. Additionally, the notes issued through the private placement to individual investors all contain a beneficial conversion feature due to an amendment featuring a fixed conversion price of $0.00009 and no adjustment due to dilutive issuance. The total paid in capital for this beneficial conversion feature for these agreements as of September 30, 2012, is $530,807. Of this, $289,377 is due to the agreements with Asher Enterprises and $241,430 is due to the agreements with private investors.

On February 22, 2011, the Company issued a $1,050,000 Convertible Promissory Note to JMJ, a private investor. The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 22, 2014. All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the three lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. During the course of 2011, the Company borrowed $450,000 against this note. Over the course of the loan, JMJ elected to convert a total of $258,337 in principal from this note. The principal amount owed to JMJ at September 30, 2012, is $191,663.

On February 28, 2011, the Company issued a $500,000 Convertible Promissory Note to JMJ. The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 28, 2014. All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the three lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion.

The Company entered into a securities purchase agreement in the first quarter of 2012 with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which the Company issued a convertible promissory note to TCA for an original principal amount of $225,000 on January 3, 2012. The note bears interest at a rate of 12% per annum and provides for the payment of all principal and interest 12 months from the date of the note’s respective issuance. TCA elected to convert $50,000 of the convertible debt agreement into common stock on August 15, 2012. The conversion price was determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the five business days immediately preceding the date of conversion. This resulted in the conversion of 294,118 shares of common stock to satisfy this debt. The principal amount owed to TCA at September 30, 2012, is $175,000. The note is convertible at the election of TCA into that number of shares of the Company’s common stock determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the five business days immediately preceding the date of conversion, subject to adjustment.

The Company entered into nine securities purchase agreements in the third quarter of 2012, with individual investors, pursuant to which the Company issued nine convertible promissory notes for an original principal amount of $25,000 on July 12, 2012, for $100,000 on July 13, 2012, for $50,000 on July 13, 2012, for $75,000 on July 26, 2012, for $25,000 on August 2, 2012, for $25,000 on August 30, 2012, for $25,000 on September 4, 2012 and for $15,000 on September 20, 2012, respectively, in return for aggregate gross cash proceeds of $390,000. The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 12 months from the date of the notes’ respective issuance. The notes also feature detachable warrants exercisable within one year of the agreement. All warrants issued along with the convertible debt agreements are outstanding, with a total of 3,666,005 warrants issued at $0.25 and 1,833,002 warrants issued at $0.50. In determining the cost associated with the issuance of this debt and the appropriate fair value for the warrants, the Company uses the Black-Scholes option pricing formula. The principal amount owed according to these notes as of September 30, 2012, is $240,000. The notes are convertible at the election of the individual into that number of shares of the Company’s common stock determined by multiplying 75% by the average of the daily volume weighted average prices of the Company’s common stock on the OTC Markets OTCQB during the five business days immediately preceding the date of conversion, subject to adjustment.

The following table summarizes total current assets, liabilities and working capital at September 30, 2012, compared to September 30, 2011.

	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)	Increase/ (Decrease)
Current Assets	$740,373	$222,165	$518,208
Current Liabilities	$3,119,598	$1,894,713	$1,224,885
Working Capital Deficit	$(2,379,225)	$(1,672,548)	$706,677

As of September 30, 2012, we had a working capital deficit of $2,379,225, as compared to a working capital deficit of $1,672,548 as of September 30, 2011, an increase of $706,677. Current assets increased primarily due to the litigation receivable of $311,000 from the judgment against Globe Med Tech and inventory of $320,837. Factors contributing to the increase in current liabilities include an increase in accounts payable due to purchase of the new production molds according to the terms of the manufacturing agreement signed with Yeso-med in December 2011. Additional factors increasing the current liabilities include an increase in accounts payable due to product purchases of $206,227, an increase in trades payable of 308,413 primarily due to increased legal and consulting fees and an increase in payroll tax liabilities of $249,321. The issuance of the convertible notes and the embedded derivatives associated with these notes increased current liabilities to $859,313 as of September 30, 2012, as compared to a balance of $621,762 as of September 30, 2011.

Other current assets include the amount related to pre-paid consulting expenses incurred through the issuance and exercise of stock options. The balance of prepaid consulting fees as of September 30, 2012, was $35,601, compared to $191,861 as of September 30, 2011. The remaining balance includes $71,300 for a short-term note receivable.

	September 30, 2012	September 30, 2011

Building	$—	$—
Production machinery and equipment	1,109,199	894,000
Furniture and fixtures	49,147	39,846
Office equipment	4,036	4,036
Leasehold improvements	33,000	41,800

Less: accumulated depreciation and amortization	(57,109)	(14,360)
Property, plant and equipment, net	$1,138,273	$965,322

Production machinery and equipment as of September 30, 2012, consisted primarily of amounts incurred in connection with the pilot molds and final molds related to the lines for the RevVac™ syringe. The Company continues to treat the amounts paid to MIG under the terminated agreement as production equipment until the outcome of the breach of contract arbitration is finalized.

	September 30, 2012	September 30, 2011

Goodwill	$23,276	$23,276
Licensing agreement	15,000	15,000
Patent development	123,418	29,000
Total other assets	$161,694	$67,276

The Company capitalizes patent development costs in the amount of $41,737 during the first nine months of 2012. During the same time period, the Company had amortization expenses of $19,745 from these patents.

The Company does not currently generate any cash from operations and does not have access to traditional credit facilities; however, the Company does expect an increase in product sales in the fourth quarter of 2012. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Current Liabilities consists of the following:

	September 30, 2012	September 30, 2011

Accounts payable and credit cards	$875,326	$149,773
Accrued salaries and payroll liabilities	468,569	190,108
Convertible debentures and accrued interest (net)	603,182	111,985
Note payable and accrued interest	768,226	830,176
Derivative liabilities	314,928	527,538
Other current liabilities	89,367	85,133
Total current liabilities	$3,119,598	$1,894,713

The primary change in the balance to Accounts payable is a result of the purchase agreement for the 1ml and 3ml RevVac™ safety syringe molds as well as increase in accounts payable from the initial orders of the 3ml RevVac™ safety syringe. Accrued salaries increased by $278,461 due to an increase in payroll tax liabilities of $249,321 and an increase in accrued salary of $29,140. Notes payable and accrued interest are a result of the settlement and determination of a liability with Gifford Mabie and the SEC. The issuance of the convertible debt agreements resulted in an increase in convertible debentures principal balance due. The conversion of outstanding convertible debt agreements resulted in a decrease in derivative liabilities. Other current liabilities include an amount due to a former employee of the Company.

Expected Purchase or Sale of Plant and Significant Equipment

The Company expects to purchase and begin making payments for the production of the 1ml, 5ml and 10ml RevVac™ safety syringe molds in the fourth quarter of 2012.

Expected Significant Changes in the Number of Employees

The Company began leasing additional space in the same building as of July 1, 2011, and expects to hire between 3 to 7 office personnel to assist with operations as sales continue with the 3ml RevVac™ safety syringe.

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company had no off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently in arbitration in the State of South Carolina with its former manufacturer, Medical Investment Group, Inc. (“MIG”), for failure to perform under the manufacturing and supply agreement dated September 17, 2010, and the amended manufacturing and supply agreement, dated January 7, 2011. The Company is seeking financial relief of $795,000, which it paid to MIG for production class molds and proprietary tooling for the 1ml and 3ml RevVac™ safety syringes, the termination of all warrants granted, and the termination of all production rights assigned. MIG is claiming that it was production ready in accordance with the manufacturing and supply agreements. The nature of the litigation focuses on MIG’s inability to produce a product that passed all compliance and quality testing parameters in the time frames outlined by the manufacturing and supply agreements.

During the 2nd quarter of 2012, the Company, in accordance with the arbitration rules received discovery from Rich Theriault, MIG and SPD owner, and former consultant and manufacturer of Revolutions Medical, in the form of bank records, emails, phone records, contracts, agreements and sworn testimony in a deposition.  The Company had already terminated the MIG manufacturing agreement in September 2011 for failure to perform and filed a Current Report on Form 8-K with the SEC. During the sworn testimony and backed up by written records, Rich Theriault admitted that he did not have any MIG investors, inflated prices on manufacturing molds, assigned certain rights through third party agreements in violation of the manufacturing agreement, purposely redirected approximately $800,000 in Revolutions Medical payments for manufacturing molds for his own personal use, and could not produce the 3ml RevVac™ safety syringe to meet ISO 14385 standards and other quality assurance tests to meet the requirements in the MIG manufacturing agreement. On April 17, 2012, Rich Theriault on behalf of MIG, dismissed all claims with prejudice against the Company, including all rights to the auto retractable vacuum safety syringe, all warrants and all cash claims. Mr. Theriault, under advice from counsel, exercised his 5th amendment rights more than 100 times during the rest of his testimony. The Company is still pursuing its counter claims under the arbitration and the hearing has been rescheduled for November 8 and 9, 2012, in Charleston, South Carolina.

The Company relied on the scheduling of MIG in the manufacturing agreement and verbal confirmation of Rich Theriault as to its production readiness to be able to produce the 3ml RevVac™ safety syringe, to start the sales and distribution process in September 2010. The Company’s former President, Mr. Tom O’Brien, who has over 25 years experience in the medical device industry, planned this process which could take up to 12 months to introduce, educate, and agree to terms for the roll out of a new product with medical device distributors. All Company press releases relating to this rollout starting in September 2010 include forward looking and safe harbor language for unforeseen or unpredictability of events. The Company currently has manufacturing capabilities with their new manufacturer, Yeso-med, and shipped 3ml RevVac™ safety syringes to distributors in the 2nd quarter of 2012. The Company continues to manufacture and sell its 3ml RevVac™ safety syringes to international and domestic distributors.

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

A lawsuit was filed against the Company by JMJ Financial in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012, for 1,000,000 shares and on January 30, 2012. JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest.

On August 30, 2012, the Company filed its counterclaims against JMJ Financial, which included fraud by concealment, among other claims. The Company alleges that Mr. Keener and JMJ had a responsibility and obligation under Florida law to disclose not to conceal during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these type of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company’s stock if DTC eligibility was "chilled". This would severely hamper future capital raising and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement.

On September 21, 2012, the Company received notification from the SEC that the SEC had filed a civil complaint in federal court in Georgia against the Company (the “Complaint”). The Complaint alleges that the Company issued five misleading press releases during August 2010-October 2010, and one press release in July 2011, related to the Company production schedule of its auto retractable safety syringe. The Complaint names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief requested, the Complaint seeks an order requiring the defendants to disgorge money received from its equity line financing during this period, in addition to other civil penalty amounts.

After review of the complaint, the Company believes that the SEC acted irresponsibly by relying heavily on the testimony of Rich Theriault, who recently was sued by the Company in Federal district court in South Carolina for fraud and RICO Act violations, among other claims. The Company also believes that this SEC private inquiry began because of a serious of malicious and libelous letters written by Philip “Marty” Hicks. Mr. Hicks was found guilty of libel against the Company and its Chief Executive Officer in September 2011, in South Carolina State Court and a damages hearing is expected in the fourth quarter of 2012, where the Company intends to provide damages in excess of $500,000. The Company, in consultation with its legal counsel intends to vigorously defend itself and Chief Executive Officer, Rondald L. Wheet.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and reported in a current report on Form 8-K, the Company issued the following securities during the three months ended September 30, 2012:

On July 10, 2012, an individual investor elected to convert a $75,000 convertible promissory note into 619,573 shares of the Company’s common stock.

On July 11, 2012, an individual investor elected to convert a $25,000 convertible promissory note into 206,524 shares of the Company’s common stock.

On July 12, 2012, an individual investor elected to convert a $50,000 convertible promissory note into 342,367 shares of the Company’s common stock.

On July 26, 2012, 400,000 shares of common stock were issued to an individual investor. These shares were issued to an investor electing to exercise common stock purchase warrants into shares of the Company’s common stock at an exercise price of $0.25. The Company received a total of $100,000 from this exercise.

On August 8, 2012, pursuant to a consulting agreement, the Company issued 8,743 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On August 8, 2012, pursuant to a consulting agreement, the Company issued 8,743 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On August 8, 2012, pursuant to a consulting agreement, the Company issued 8,743 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On August 8, 2012, pursuant to a consulting agreement, the Company issued 8,342 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On August 8, 2012, pursuant to a consulting agreement, the Company issued 8,342 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On August 8, 2012, pursuant to a consulting agreement, the Company issued 8,342 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On August 8, 2012, an individual investor elected to convert a $50,000 convertible promissory note into 374,683 shares of the Company’s common stock.

On August 14, 2012, an individual investor elected to convert a $100,000 convertible promissory note into 730,811 shares of the Company’s common stock.

On August 14, 2012, pursuant to a consulting agreement, the Company issued 50,000 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $11,300.

On August 15, 2012, TCA elected to convert a portion of an outstanding convertible promissory note into 294,118 shares of the Company’s common stock for a total of $50,000.

On August 20, 2012, pursuant to a consulting agreement, the Company issued 396,476 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $60,000.

On August 20, 2012, pursuant to a consulting agreement, the Company issued 114,875 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $20,000.

On August 27, 2012, Asher Enterprises elected to convert an outstanding convertible promissory note into 511,328 shares of the Company’s common stock for a total of $46,000.

On September 4, 2012, an individual investor elected to convert a $25,000 convertible promissory note into 222,244 shares of the Company’s common stock.

On September 6, 2012, pursuant to a consulting agreement, the Company issued 10,744 shares of the Company’s common stock to a consultant for outside consulting services rendered in the amount of $1,500.

On September 7, 2012, an individual investor elected to convert a $25,000 convertible promissory note into 228,934 shares of the Company’s common stock.

On September 28, 2012, Asher Enterprises elected to convert a convertible promissory note into 758,773 shares of the Company’s common stock for $42,500.

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

There were no defaults upon senior securities during the quarter ended September 30, 2012.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously reported.

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

REVOLUTIONS MEDICAL CORPORATION

Date: November 14, 2012	By:	/s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

