Form 10-K
period 2012-12-31
Revolutions Medical CORP
filed 2013-05-02
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2012, based on a closing price of $0.17 per share, was approximately $10,253,579.  As of April 22, 2013, the registrant had 77,610,014 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

REVOLUTIONS MEDICAL CORPORATION
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2012

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

On February 22, 2009, the Company announced that it had received notification from the Federal Drug Administration (“FDA”) that the 510(k) application for the 3ml RevVac™ safety syringe was cleared. Furthermore, FDA clearance is not needed for educational and research use of our RevDisplay™, RevColor™ and Rev3D™ MRI software tools but future applications will most likely require FDA 510(k) clearance. The Company believes that FDA approval is not presently required for our MRI technology.  Section 510(b) of the Federal Food, Drug and Cosmetic Act requires that anyone engaged in the manufacture of a device register their establishment with FDA, and the Company has so registered with FDA and therefore complies with this requirement.  Sec. 510(k) of the Federal Food, Drug and Cosmetic Act requires that anyone who is required to register submit a report to FDA at least 90 days before such person proposes to "...begin the introduction or delivery for introduction into interstate commerce for commercial distribution of a device intended for human use...".  Because the Company intends to make our MRI coloring technology available for educational and evaluation purposes to physicians primarily at teaching institutions, and the Company does not intend at this time for the technology to be used for diagnostic purposes, the Company does not believe that this constitutes commercial distribution and, therefore, the Company is not required to submit a 510(k) report for its MRI technology to FDA at this time.  The Company believes that this technology is an accessory to MRI and is therefore a medical device, and because MRI devices require  marketing clearance by the FDA, our technology would require such clearance were the Company to begin selling it for diagnostic purposes.

According to the Company’s manufacturing agreement with Medical Investment Group (MIG), signed in September 2010, the RevVac™ auto-retractable vacuum safety syringe was required to be in full production by May 2011.  MIG was not able to perform and on September 6, 2011, the Company terminated its manufacturing agreement with MIG and signed a Memorandum of Understanding with Wuxi Yushou Medical Appliances Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China (“Yeso-med”), on September 8, 2011, for the manufacturing and supply of the Company's proprietary RevVac™ safety syringes, including the 1ml, 3ml, 5ml, and 10ml sizes.  On December 1st, 2011 a formal manufacturing agreement was signed between Revolutions Medical and Yeso-med. Yeso-med opened its new production workshop in March 2012 and began full scale manufacturing of the 3ml RevVac™ safety syringe.

The Company’s partnership with the Yeso-med enabled Revolutions Medical to establish manufacturing capabilities.  In September 2011, Yeso-med began establishing a new, state-of-the-art manufacturing facility dedicated to the manufacture of safety syringes.   The new facility, which began operations in March 2012, consists of 21 injection molding machines with complete assembly lines, capable of producing 100,000,000 safety syringes per year and expansion capability to produce 300,000,000 units per annum.  The new facility is over 300,000 sq. ft. with a Class 8 clean room totaling over 32,000 sq. ft.  Yeso-med employs over 470 employees and has been producing medical devices since 1997.  The manufacturing processes have been certified by the FDA, European Community (CE Mark) and ANVISA and has been issued an ISO 13485 certificate of compliance in recognition of their current good manufacturing practices (cGMP).

During 2010, Revolutions Medical entered into two university clinical studies utilizing its proprietary MRI software tools. These first two clinical studies are for cases involving head trauma and brain masses. These results are expected to clinically validate the use of its MRI software tools as an additional application to enhance the diagnostic confidence of physicians. In preparation for the expected commercial launch of the MRI software suite of products, the Company hired Strata Corporation in March 2012. Strata is an expert in computer software and programming and the Company believes that by the end of 2013 the first application of  RevColor™, RevDisplay™ and Rev3D™ will be  available.  The launch of this product will be a “software as a service” (SaaS) business model, where customers will log on to our secure website and send current black and white images to the Company via high speed internet (teleradiology), and the images will be sent back to the customer in color and three dimensional with auto segmentation. At first the Company will charge a per-use fee but can expand depending upon volume into monthly service agreements. Potential Revolutions Medical customers could include MRI centers, doctors, hospitals and even patients.

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

The Company has launched sales of its 3ml RevVac™ safety syringe and recorded revenue in 2012 of $1,189 from the sale of syringes.  These sales have been made primarily to distributors the Company has contracted for use in product demonstrations.  Through increased sales orders, the Company hopes to have enough capital to meets its financial needs in 2013.

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

We presently have our 3ml RevVac™ safety syringe for sale and expect to have additional products for sale in 2013.  The Company has signed a sales and marketing contract with MedPro Associates, Inc. (MedPro) in October 2012. MedPro has 30 sales representatives throughout the United States who act as an extension of Revolutions Medical sales force. MedPro is responsible for selling the RevVac™ safety syringe line of products primarily to the long term care market and to provide in servicing and marketing support to other distributors and customers.

In November 2012, Revolutions Medical signed a distribution agreement with McKesson, Inc. for the RevVac™ safety syringe line of products.  All current sizes and gauges are listed in the McKesson catalog so customers can easily order product directly through the McKesson sales and distribution ordering system.   A stocking order for inventory was placed and delivered by Revolutions Medical and a new sales initiative program was began in February 2013. McKesson has over 600 sales representatives in the United States and completed its merger with PSS WorldMed in March 2013, bringing its new total to over 1.300 sales representatives.

The Company believes with its sales and distribution relationships with McKesson and MedPro, it is strategically positioned for future growth in market share in the United States for its RevVac™ safety syringe product line.

In 2012, the Company has signed international non- exclusive distribution agreements with several firms, together covering the countries of Israel, Mexico, Malaysia, Brazil, Puerto Rico, Caribbean. Virgin Islands, Qatar, Thailand, and South Korea. The Company believes it will continue to sign new international distribution agreements as the RevVac™ safety syringe product line gets introduced to more markets.

Status of Planned Products

The RevVac™ safety syringe uses vacuum technology to retract the needle into the plunger immediately after use. The syringe cannot be reused once the vacuum is activated. The Company believes its safety syringe has many advantages over its competition including price, ease of use, and safety. We believe that it will help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. The Company also believes that, with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future. The Company expects to launch sales of its RevVac™ safety syringe in the 1ml size, including insulin and tuberculin syringes, along with the 5ml and 10ml sizes, in 2013.

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

Sources of Raw Materials and the Names of Principal Suppliers

On December 1, 2011, the Company entered into an International Manufacturing Agreement (the “Yeso-med Agreement”) with Yeso-med. The term of the Yeso-med Agreement is for a period of sixty (60) months commencing on the Effective Date (the “Term”). Pursuant to the Yeso-med Agreement, during the Term, Yeso-med will serve as the Company’s exclusive manufacturer in China of the Company’s RevVac™ safety syringes, including the 1ml, 3ml, 5ml and 10ml sizes. The Company is also pursuing manufacturing capabilities outside of China as market demand increases and the need for more supply grows.

The Company is obligated under the terms of the Yeso-med Agreement to place a minimum of 2,500,000 units per month.  Since its initial order the Company has not met this obligation.  As market conditions and demand improves, the Yeso-med Agreement provides for the Company to satisfy this obligation through orders of additional units. In reaction to the high market demand for the 1ml RevVac™ safety syringe, including insulin and tuberculin, and the possibility of increased sales of the whole product line, both parties are negotiating an acceleration of the production of the 1ml size and the granting of limited licensing and distribution rights in China and other countries. The parties are negotiating an amendment to the Yeso-med agreement to allow both parties more opportunity for success.

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

In September 2005, we filed an additional patent on our RevVac™ safety syringe under a joint venture agreement with Globe Med Tech which gives a 50% ownership of this patent to the Company and 50% to Globe Med Tech. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements with Globe Med Tech in March 2007, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements and to give 100% ownership back to the Company (see Item 3 - Legal Proceedings and “RISK FACTORS”). This patent was issued January 13, 2009. A summary judgment hearing was held in May, 2011, in Tulsa, OK. On August 15, 2011, the District Court of Tulsa County, State of Oklahoma granted Revolutions Medical summary judgment against Globe Medical Tech. On October 21, 2011, Revolutions Medical received journal entry of judgment. The Court requires Globe Med Tech to pay to Revolutions Medical the sum of $311,440, the return of all syringes, design files and sample molds, the return of 266,667 shares of common stock, to assign all rights to the January 2009 issued patent number 11/115,446 and to cease and be prohibited from claiming any interest or ownership to the RevVac™ auto-retractable vacuum safety syringe.  Globe Med Tech’s appeal was denied on December 13, 2011.  On January 30, 2013 the court ruled a Nunc Pro Tunc judgment dismissing all third party and counterclaims by Globe Med Tech. Globe Med Tech is appealing that decision. Revolutions Medical is executing its rights under the judgment against Globe Med Tech to seek all relief and damages.

•
RMCP SAFETY SYRINGE PATENTS. A U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023. The Company has filed applications for foreign patent protection for the following countries: Canada, Mexico, Taiwan, Japan, China, Australia, and in Europe. An international patent has been issued in Mexico, Japan and China. See “RISK FACTORS.”

•
RMCP BLOOD SAMPLING DEVICE PATENT. A U.S. patent covering the Company’s blood sampling device was published on April 10, 2003. The Company has not filed any applications for foreign patent protection. See “RISK FACTORS.”

•
The Company filed a provisional patent with the U.S. Patent and Trademark Office on May 3, 2011 and  on May 2, 2012 filed an international provisional PCT patent  These provisional patents provide additional protection for the Company’s auto-retractable vacuum technology for use with prefilled designs.

•
PATENT APPLICATIONS FOR COLOR AND 3D MRI SOFTWARE TECHNOLOGY. In June 2007, the Company filed four patent applications with the USPTO related to the Color and 3D MRI technology, none of which has yet been published. The Company also filed an application for foreign patent protection in Europe. All of these patent applications received office actions in 2010 and 2011 requiring the Company to provide more information to the issuing authorities. Although the Company continues to supplement information, there is no assurance that any of the patent applications will be issued or that any patent protection for the Color MRI technology can or will be obtained. See “RISK FACTORS.”

In November 2010, the Company filed a trademark on its logo and several word marks for its product line which include: RevColor™, RevDisplay™, Rev3D™, RevScan™ and RevVac™.

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

The European Union has also introduced a directive in March 2010 requiring member countries to introduce laws within three years requiring the use of needlestick prevention products within healthcare facilities. On May 11, 2013 the European Union's new legislation regarding the use of safety syringes will go into effect. Other countries such as Canada, Brazil and Australia have also taken steps to encourage the use of safety syringes. As a result of this existing and proposed legislation, safety syringes are now commonly used within the healthcare facilities in a number of countries.  As a result of these regulatory actions, we anticipate that the demand for safety medical devices such as those we have designed and are designing will continue to increase for the foreseeable future.

Amount Spent on Research and Development

Research and development expenses were $35,544 and $57,000 in 2012 and 2011, respectively.

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

Number of total employees and number of full time employees

We presently have four full-time employees.  Services such as product design and development and sales consulting are provided by third parties on a contract basis. Consequently, developing our business may require a greater period of time than if we had full time employees.

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

Due to the current economic conditions and the risks and uncertainties surrounding our Company, we may not be able to secure additional financing on acceptable terms, if at all.  Our estimated working capital requirement for the next 12 months is $2,700,000 with an estimated burn rate of $190,000 per month.  In order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises.  If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. To the extent that services are paid for with common stock or stock options that are exercised and sold into the market, the market price of our common stock could decline and your ownership interest will be diluted.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

IF WE ARE NOT ABLE TO ESTABLISH MARKETING, SALES AND DISTRIBUTION ARRANGEMENTS FOR OUR SAFETY SYRINGES, THEN OUR FUTURE PROSPECTS WILL BE HARMED.

If we do not enter into successful relationships with third parties to market, sell and distribute our planned products, we will need to develop our own such capabilities. If we choose to establish a direct sales force, we will incur substantial additional expenses in developing, training and managing such an organization. We may not be able to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to engage qualified distributors. Even if engaged, they may fail to satisfy financial or contractual obligations to us. They may fail to adequately market our products. They may cease operations with little or no notice to us or they may offer, design, manufacture or promote competing products.

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

IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY, THEN OUR BUSINESS PROSPECTS WILL BE MATERIALLY ADVERSELY AFFECTED.

Our retractable safety syringe competes in the United States and abroad with the safety needle devices and standard non-safety needle devices manufactured and distributed by companies such as Becton Dickinson (BD), Covidien, (Kendall Healthcare Products Company), B. Braun, Terumo Medical Corporation of Japan, Smith Medical, and Johnson & Johnson. Developers of safety needle devices against which we could compete include Med-Design Corp., New Medical Technologies, Retractable Technologies, Inc., Unilife, Inc. and Specialized Health Products International, Inc. Our MRI software tools, if developed, approved and commercialized, will compete in the United States and abroad against technologies manufactured and distributed by companies such as General Electric and Siemens. Most of our competitors are substantially larger and better financed than we are and have more experience in developing medical devices and/or software than we do. These competitors may use their substantial resources to improve their current products or to develop additional products that may compete more effectively with our planned products, or may render our planned products obsolete. In addition, new competitors may develop products that compete with our planned products, or new technologies may arise that could significantly affect the demand for our planned products. Even if we are successful in bringing our planned products to market, there is no assurance that we can successfully compete. We cannot predict the development of future competitive products or companies.

In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”), rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, BD, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. We may not be successful in developing profitable relationships with GPOs, which would severely limit our product’s marketability in the U.S. We will be materially adversely affected if we are unable to compete successfully.

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

The testing, manufacture, marketing and sale of our planned products will involve an inherent risk that product liability claims will be asserted against us. We currently have an insurance policy in place with the Hartford Insurance Group for coverage of five million dollars per incident; however, this insurance may prove inadequate to cover claims and/or costs related to potential litigation. Even with insurance in place, product liability claims or other claims related to our planned products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim could increase our insurance premiums to the extent that it may prevent us from maintaining adequate liability insurance in the future on commercially desirable or reasonable terms. In addition, product liability coverage in the future may cease to be available in sufficient amounts or at an acceptable cost. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our planned product. A product liability claim could also significantly harm our reputation and delay market acceptance of our planned products.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2012, we had accumulated a deficit of $37,938,721. There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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

WE HAVE RECEIVED AN AUDIT REPORT WITH A GOING CONCERN DISCLOSURE ON OUR CONSOLIDATED FINANCIAL STATEMENTS.

The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and/or raising additional capital. Our independent registered public accounting firm included, in their audit report on our consolidated financial statements for the year ended December 31, 2012, an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the liquidity condition of the Company. As a result of this uncertainly we may have a more difficult time obtaining necessary financing.

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

We have commenced commercial sale of the RevVac™ safety syringe, beginning in the 2nd quarter of 2012. Since the RevVac™ safety syringe is our primary product, any failure or significant delay in successfully commercializing the syringe could materially harm our business and our ability to generate any significant amount of revenues for the foreseeable future. Our ability to generate significant revenues will directly depend on our ability to negotiate successfully one or more supply agreements for the RevVac™ syringe with distributors and to begin supplying substantial quantities of the product under such agreements. We cannot predict with certainty the ability of our distributors to enter into supply agreements for the RevVac™ syringe or what the terms of any such agreements will be. If we are unable to secure favorable supply agreements for the RevVac™ syringe in a timely manner, our ability to generate significant revenues will be materially and adversely affected.

OUR RESEARCH AND DEVELOPMENT AND OTHER OPERATING EXPENSES ARE SIGNIFICANT AND WE DO NOT EXPECT TO BE PROFITABLE UNLESS AND UNTIL WE BEGIN TO MANUFACTURE OUR REVVAC SAFETY SYRINGE ON A CONSISTENT BASIS, NEGOTIATE SUPPLY AGREEMENTS WITH DISTRIBUTORS AND ADVANCE COMMERCIAL SALE OF THE REVVAC SAFETY SYRINGE.

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

In addition to the 3ml RevVac™ safety syringe, our planned product portfolio will also include the 1ml, 5ml, and 10ml RevVac™ safety syringe sizes. Acute-care hospitals are the largest single healthcare market for clinical syringes. These facilities use a range of clinical syringes, including 1ml, 3ml and 5ml sizes, for the subcutaneous and intramuscular administration of therapeutic drugs and vaccines. We have completed development and secured regulatory approvals only for the marketing and sale of our 3ml RevVac™ safety syringe. While we intend to market the 3ml RevVac™ safety syringe to other healthcare sectors in addition to acute-care facilities, our ability to market and sell our safety syringes successfully may be impaired until we are able to offer clinical syringes in a full range of sizes.

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

WE DEPEND ON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL AND THE LOSS OF THEM COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends upon the efforts and abilities of our executive officers and other key personnel, particularly Mr. Rondald Wheet, our Chief Executive Officer, Vincent Olmo, our Chief Operating Officer and Burt Hodges, our Chief Financial Officer to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment agreements with Mr. Wheet, Mr. Olmo, Mr. Hodges and other key personnel, as well as incentive compensation plans that provide various economic incentives for them to remain with us, these agreements and incentives may not be sufficient to retain them. Further, the SEC has brought suit against the Company and Mr. Wheet relating to the alleged issuance of misleading press releases, and although the Company and Mr. Wheet are defending against such allegations, the outcome of such lawsuit could result in Mr. Wheet’s separation from the Company.  Our ability to operate successfully and manage our potential future growth also depends significantly upon our ability to attract, retain and motivate highly skilled and qualified personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. The loss of our executive officers or other key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business. In addition, we have a limited history of operations under our current officers and directors. Our officers have not worked together for an extensive length of time. If for any reason our management members cannot work efficiently as a team, our business will be adversely affected.

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

All of the key components of our products and related services are currently purchased from a single supplier with which we have a five year contract. Our current supplier is located outside of the United States, which could make us subject to foreign export laws and U.S. import and customs statutes and regulations, thus complicating and delaying shipments of components. If necessary or desirable, we could source our product components and related services from other suppliers. However, establishing additional or replacement suppliers for these components, and obtaining any necessary regulatory clearances or approvals, could take a substantial amount of time and could result in increased costs and impair our ability to produce our products, which would adversely impact our business, operating results and prospects. If our independent contract manufacturer fails to timely deliver to us sufficient quantities of some of our products and components in a timely manner, our operations may be harmed.

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

Shortages of raw materials, production capacity or financial constraints, or delays by our contract manufacturers could negatively affect our ability to meet our production obligations. Any such reduction, constraint or delay may result in delays in shipments of our products which could have a material adverse effect on our business.

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

THE SEC HAS BROUGHT SUIT AGAINST THE COMPANY AND ITS CHIEF EXECUTIVE OFFICER, AND IF THE COMPANY DOES NOT PREVAIL IN ITS DEFENSE, THE COMPANY MAY BE OBLIGATED TO PAY CERTAIN AMOUNTS TO THE SEC, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSTION

The SEC filed a civil complaint in Federal District Court in Georgia against the Company, alleging that the Company issued four misleading press releases during the period from August 2010 through October 2010 and one misleading press release in July 2011, related to the Company’s production schedule of its auto retractable safety syringe. The SEC names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief, the SEC seeks an order requiring the defendants to disgorge money received from its equity line financing from August 2010 through May 2011, in addition to other civil penalty amounts.  The Company believes that these claims are unfounded and is vigorously defending against them; however, should the Company not prevail in such defense the amount of damages owed to the SEC could be substantial and could adversely affect the Company’s financial condition or cause the Company to cease operations.

FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS FROM OPERATIONS.

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

As of December 31, 2012, there were 12,100,000 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from $0.08 to $0.50 per share, all of which are exercisable. 5,000,000 options still outstanding were granted in 2007 at an exercise price of $0.08 per share and are considered in the money as of December 31, 2012. 2,500,000 options issued in 2012 exercisable at $0.15 per share are considered out of the money. An additional 1,000,000 options issued at an exercise price of $0.50 are considered out of the money. 3,300,000 options issued in 2011 at an exercise price of $0.30 are considered out of the money. 300,000 options issued in 2012 at an exercise price of $0.40 are considered out of the money. Additionally, as of December 31, 2012, there were 2,880,000 warrants outstanding. All of these warrants were issued in 2012 according to the terms of 21 convertible debt agreements. 1,920,000 of these warrants are exercisable at $0.25 and 960,000 are exercisable at $0.50. The warrants exercisable at $0.25 were originally to expire on March 31, 2013, but were modified to expire on June 30, 2013 . The warrants exercisable at $0.50 were originally to expire on March 31 or June 30, 2013, but were modified to expire on September 30, 2013.

We may decide, however, to modify the terms and/or exercise price of these “out of the money” options. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline.

From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During 2012, the Company issued 2,751,229 shares for services rendered. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

As of April 22, 2013, we had 250,000,000 shares of common stock authorized and 77,610,014 shares of common stock outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU.

The market price of our common stock, which is currently quoted on the OTC Markets, has been, and may continue to be, highly volatile. Our stock began trading on the over the counter bulletin board on May 1, 2008. On April 19, 2010, the Company began trading on the OTC Markets. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Property.

On September 1, 2009, the Company entered into a 5 year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  The leased property is approximately 2,395 square feet.  During the course of the 5-year lease, ending on August 31, 2014, the Company is to pay Osprey $4,500 in monthly rental installments payable on the first day of each succeeding month.  On July 1, 2011, the Company entered into an amended lease with Osprey for the office space adjacent to the existing office space on the third floor at 670 Marina Drive. The combined leased property is approximately 5,000 square feet. This property is considered class A office space.  During the course of the 5-year amended lease, ending on June 30, 2016, the Company is to pay Osprey $10,000 in monthly rental installments payable on the first day of each succeeding month The Company incurred $120,000 in office rent to Osprey South, LLC for 2012.  Rondald Wheet is the sole member of Osprey South, LLC.  The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing.

Item 3.  Legal Proceedings.

In September 2005, we filed an additional patent on our RevVac™ safety syringe under a joint venture agreement with Globe Med Tech which gives a 50% ownership of this patent to the Company and 50% to Globe Med Tech. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements with Globe Med Tech in March 2007, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements and to give 100% ownership back to the Company. This patent was issued January 13, 2009. A summary judgment hearing was held in May 2011, in Tulsa, Oklahoma. On August 15, 2011, the District Court of Tulsa County, State of Oklahoma granted Revolutions Medical summary judgment against Globe Medical Tech. On October 21, 2011, Revolutions Medical received journal entry of judgment. The Court requires Globe Med Tech to pay to Revolutions Medical the sum of $311,440, the return of all syringes, design files and sample molds, the return of 266,667 shares of common stock, to assign all rights to the January 2009 issued patent number 11/115,446 and to cease and be prohibited from claiming any interest or ownership to the RevVac™ auto-retractable vacuum safety syringe. Globe Med Tech’s appeal was denied on December 13, 2011. On January 30, 2013 the court ordered a Nunc Pro Tunc decision denying all counterclaims and third party claims by Globe Med Tech. Globe Med Tech has filed another appeal on March 1, 2013 but the Company has hired legal counsel in Texas to assist in efforts to collect these damages and execute on the court order.

On January 2, 2013, the Company won its arbitration proceeding concerning its counter claims against Richard Theriault, former manufacturer MIG and former consultant SPD.  The monetary award claims included $770,000 in recoupment of production costs plus interest, legal fees and other arbitration costs, which will total close to $1 million dollars. In other claims, Theriault was found guilty of fraud in the inducement and breach of contract and was found to have no rights to any of the Company's proprietary technology, files, drawings, designs, patents or products. The ruling determined that all production mold payments made by the Company to MIG for the manufacturing of production molds had instead been used by Mr. Theriault for other non-production related purposes. The panel of American Arbitration Association ruled that the only assets in which production was funded by MIG from the Company’s production payments were $50,000 in trial molds. The equipment asset on the balance sheet has been reduced by $710,000 and charged to impairment for the payments no longer associated with a production or trial mold. The $770,000 award is for the recovery of damages related to these production payments.  The Company has hired legal counsel in Massachusetts and South Carolina to assist in efforts to collect these damages.

On March 12, 2012 the Company filed a lawsuit against Justin Keener and JMJ Financial (“JMJ”) in Charleston County, South Carolina.  The Company sought a rescission and financial relief for the convertible debt agreement signed February 22, 2011. The Company claimed that it was unable to deliver the shares requested in the common stock conversion requests dated January 9, 2012 for 1,000,000 shares and  January 30, 2012 for 1,226,049 shares due to the risk of defaulting on the convertible debt agreement by losing Depository Trust Company “DTC” eligibility. The contract stated that the Company would be considered in default of the agreement if the Company lost DTC eligibility due to a “chill” placed upon the electronic transfer of the stock. The Company had previously been made aware of other companies that had entered into similar agreements losing DTC eligibility and took the position that JMJ had put the Company in an untenable position of either defaulting by losing DTC eligibility or defaulting by failing to issue the requested shares.  The Company claimed that JMJ’s unreasonably high demands for conversion caused a “frustration” of the principal purpose of the contract and supports the rescission of the contract and a return of the parties to their respective positions before the contract was signed.  On April 12, 2012 the Company withdrew the lawsuit filed in South Carolina to pursue its rights and counterclaims in Miami-Dade County, Florida, described below.

A lawsuit was filed against the Company by JMJ Financial in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares.  JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest. On August 30, 2012, the Company filed its counterclaims against JMJ, which included fraud by concealment, among other claims. The Company alleges that Keener and JMJ had a responsibility and obligation under Florida law to disclose not to conceal during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these type of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company's stock if DTC eligibility was "chilled". This would severely hamper future capital raising and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement.

On September 26, 2012, the Company filed suit in South Carolina Federal District Court against Strategic Product Development ("SPD"), Richard H. Theriault, Vita S. Theriault, Darius R. Theriault, Raminta Theriault, Goddard Technologies, Inc. ("GTI") and others, claiming that the defendants purposely and materially misled and misrepresented capabilities and progress on a variety of initiatives related to the development and manufacture of the Company's RevVac™ Auto-Retractable Vacuum safety syringe to officers and directors of Revolutions Medical, which caused a delay in its production of approximately one year. The suit further alleges that Richard H. Theriault and other defendants defrauded the Company and misappropriated funds in violation of the United States' Racketeer Influenced and Corrupt Organizations ("RICO") Act and that GTI improperly assigned certain rights to the Company's new provisional patents to SPD without authorization. On February 2, 2013, Richard H. Theriault filed for bankruptcy in Massachusetts under Chapter 11.  The South Carolina lawsuit has been temporarily stayed until such time when the arbitration award against Richard H. Theriault and MIG can be ruled on in United States Federal District Court in Massachusetts, granting judgment outside the bankruptcy court. On March 13, 2013, United States Federal District Court in Massachusetts granted an injunction against Richard H. Theriault and MIG, enjoining and restraining them from transferring or alienating any assets in their possession without approval from the Court and a hearing has been scheduled for May 7, 2013.

On October 1, 2012, the Company filed suit in South Carolina Federal District Court against its former President and Director, Thomas G. O'Brien, alleging that O'Brien, as a director and officer of the Company, committed fraud, disregarded his fiduciary duties, and breached other obligations owed to the Company and its shareholders, by facilitating and negotiating contracts on behalf of the Company while at the same time sharing confidential Company information with, and receiving bribes from, Richard H. Theriault, Strategic Product Development (SPD), and Medical Investment Group, (MIG). The complaint seeks to recover actual and punitive damages as well as a return of all salary paid to O'Brien under his employment agreement and over 3.6 million restricted shares.  On January 17, 2013, the South Carolina lawsuit was dismissed without prejudice, so the Company can pursue all of its claims against Thomas G. O'Brien in arbitration.

On September 21, 2012, the Company received notification from the SEC that the SEC had filed a civil complaint in Federal District Court in Georgia against the Company, alleging that the Company issued four misleading press releases during the period from August 2010 through October 2010 and one misleading press release in July 2011, related to the Company’s production schedule of its auto retractable safety syringe. The SEC names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief, the SEC seeks an order requiring the defendants to disgorge money received from its equity line financing from August 2010 through May 2011, in addition to other civil penalty amounts.  The Company, in consultation with its legal counsel, intends to vigorously defend itself and its Chief Executive Officer, Rondald L. Wheet, against these claims.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company’s Common Stock is quoted on the OTC Markets under the symbol “RMCP.”  The following table sets forth the quarterly high and low sale prices for our common shares for the last two completed fiscal years and the subsequent interim periods. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Quarter ended	High	Low
December 31, 2012	$0.220	$0.040
September 30, 2012	$0.250	$0.070
June 30, 2012	$0.390	$0.157
March 31, 2012	$0.380	$0.220
December 31, 2011	$0.320	$0.120
September 30, 2011	$0.320	$0.170
June 30, 2011	$0.445	$0.220
March 31, 2011	$0.480	$0.330

Quotations on the OTC Markets reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

(b) Holders

As of April 22, 2012, there were approximately 450 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information with respect this plan as of the fiscal year ended December 31, 2012.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,980,000	0.24	5,020,000
Equity compensation plans not approved by security holders	—	—	—
Total	14,980,000	0.24	5,020,000

Transfer Agent

Our transfer agent is American Stock Transfer and Trust Company at 6201 15th Avenue, Brooklyn, NY 11219.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company has begun sales of its 3ml RevVac™ safety syringe through introduction to distributors, advertisements through its online sales program, attendance at numerous industry trade shows and a direct marketing campaign. The Company expects to be in full scale production by August 2013 for its 1ml, 5ml and 10ml RevVac™ safety syringe.  When all sizes of the RevVac™ safety syringe are in production, the Company believes that it can ship a total of 30 million RevVac™ safety syringes for the following twelve month period.

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

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

During the year ended December 31, 2012, the Company had $1,189 in revenues as it began making sales to its domestic and international distributors to assist in the introduction of the RevVac™ safety syringe to primary care, ambulatory care and governmental markets. The Company had no revenue in 2011.

General and Administrative Expenses

During the year ended December 31, 2012, the Company incurred $4,046,080 in general and administrative expenses, compared to $3,781,286 for the same period in 2011.  The Company recorded option expenses of $758,962 for the year ended December 31, 2012 compared to option expenses of $525,554 for the same period in 2011. Further, consulting agreement fees and legal fees were $910,046 and $577,426, respectively, for the year ended December 31, 2012, a decrease in consulting fees of $421,718 and an increase in legal fees of $108,442, respectively, compared to $1,331,764 and $468,984, respectively, for the same period in 2011.  The decrease in consulting fees was partly due to a reduction in consultants retained in 2011 to begin promotion of the RevVac™ safety syringe in various markets and an elimination of fees due to MIG.  The increase in legal fees was due primarily due to the arbitration case against MIG and the SEC civil complaint filed against the Company and our CEO, Rondald Wheet.  A total of $281,504 in prepaid consulting agreements was expensed in the year ended December 31, 2012, compared to $636,856 for the same period in 2011 as the company transitioned from hiring individual consultants to retaining larger distributors.

Impairment of assets

Also during the year ended December 31, 2012, the Company removed from the balance sheet and impaired equipment valued at $710,000 for the production of the 3 ml production pilot molds, as the Company determined through the arbitration proceeding with MIG in November 2012 that these molds had not been produced and MIG could not account for the whereabouts of the funds the Company paid toward these assets. Additionally, the Company wrote off prepayment of $80,000 made to MIG in 2011due to the uncertainty of the collectability. In 2011, $328,000 of production mold equipment had been reclassified from the balance sheet to consulting expense in 2011 as the Company learned that some of the trial molds and production molds had not been produced by MIG.

The Company also impaired intangible and goodwill of $38,276 and equipment of $50,000 during the year ended December 31, 2012.

Interest expense

Interest expense increased to $1,727,512 during the year ended December 31, 2012, compared to $567,081 for the same period in 2011.  This increase is due to individual convertible debt agreements and additional convertible debt agreements with Asher Enterprises, Inc. and TCA.

Net Loss

Net loss for the year ended December 31, 2012 was $7,164,311 compared to $4,541,518 for the same period in 2011, as the Company incurred greater expenses primarily related to an increase in salaries, consulting and legal fees, expenses associated with the convertible debt agreements and fixed asset impairment.  The Company incurred a net operating loss of $5,854,475 during the year ended December 31, 2012, compared to a net operating loss of $3,855,309 for the same period in 2011.

Liquidity and Capital Resources

As of December 31, 2012, the Company did not have and continues to not have sufficient cash on hand to pay present obligations as they become due.  In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months.  Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the years ended December 31, 2012 and 2011, was $1,674,342 and $2,563,073, respectively.  The net loss for the years ended December 31, 2012 and 2011 was $7,164,311 and $4,541,518, respectively.  This increase is primarily related to an increase in salaries, consulting and legal fees, expenses associated with the convertible debt agreements and asset impairment.

Net cash used for investing activities for the years ended December 31, 2012 and 2011, was $39,224 and $129,091 respectively.  This cash used for investing activities is a result of patent fees and leasehold improvements.

Net cash obtained through all financing activities for year ended December 31, 2012, was $1,708,776, as compared to $2,627,491 for the year ended December 31, 2011.   In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it is acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Proceeds from issuance of common stock through cash exercise of stock options and warrants were $258,275 for the year ended December 31, 2012 as compared to $1,654,420 for the year ended December 31, 2011. This decrease is due primarily to a decrease in consulting agreements and the options issued under the terms of these agreements. Proceeds from issuance of notes for cash were $1,450,501 for the year ended December 31, 2012 as compared to $770,500 for the year ended December 31, 2011.

As of December 31, 2012, the Company did not have and continues to not have sufficient cash to pay present obligations as they become due.  We are searching for additional financing to generate the liquidity necessary to continue our operations.  Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all.  Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Because we do not currently generate any cash from operations and have no credit facilities available, our only means of funding is through the sale of our common stock.  We presently have 250,000,000 shares of common stock authorized, of which 72,784,907 shares were issued and outstanding as of December 31, 2012.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Our estimated working capital requirement for the next 12 months is $2,700,000 with an estimated burn rate of $225,000 per month.

The Company entered into six new securities purchase agreements in 2012 with Asher Enterprises, Inc. (“Asher Enterprises”), pursuant to which the Company issued convertible promissory notes to Asher Enterprises for an original principal amount of $46,000 on February 10, $42,500 on March 20, $53,000 on May 15, $42,500 on June 21, $42,500 on August 10, and $42,500 on November 27 in return for aggregate gross cash proceeds of $269,000. The notes bear interest at a rate of 8% per annum and provide for the payment of all principal and interest 9 months from the date of the note. The principal amount owed to Asher Enterprises at December 31, 2012 is $92,500. The note is convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock. The conversion price equals to the greater of 1) 55% of the average of the lowest three closing bid prices of the Company’s common stock on the OTC Markets during the 10 business days immediately preceding the date of conversion, subject to adjustment and 2) 0.00009. Over the course of the year, Asher elected to convert a total of $357,000 in principal from the notes issued on July 26, 2011 for $40,000, September 1, 2011 for $45,000, November 7, 2011 for $42,500, December 19, 2011 for $53,000, February 10, 2012 for $46,000, March 20, 2012 for $42,500, May 15, 2012 for $53,000 and June 21, 2012 for $35,000. The June 21, 2012 note still had an outstanding principal balance of $7,500 as of December 31, 2012.

The notes issued by Asher Enterprises in 2012 contain a beneficial conversion feature with a minimum conversion price of $0.00009 and no adjustment due to dilutive issuance. As a result, these notes were not bifurcated and valued with an embedded call option. The beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

On February 22, 2011, the Company issued a $1,050,000 Convertible Promissory Note to JMJ Financial, Inc. (“JMJ”), a private investor. The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principal amount on the maturity date, February 22, 2014. All or a portion of this note’s principal and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. During the course of 2012, the Company did not borrow any funds against this note. Over the course of the year, JMJ elected to convert a total of $15,498 in principal from this note. The principal amount owed to JMJ at December 31, 2012, is $191,663.

The following table summarizes total current assets, liabilities and working capital at December 31, 2012, compared to December 31, 2011.
	December 31, 2012	December 31, 2011 (Restated)	Increase/ (Decrease)
Current Assets	$326,704	$284,712	$41,992
Current Liabilities	$4,406,551	$2,855,821	$1,550,730
Working Capital Deficit	$(4,079,847)	$(2,571,109)	$(1,508,738)

As of December 31, 2012, we had a working capital deficit of $4,079,847, as compared to a working capital deficit of $2,571,109 as of December 31, 2011, an increase of $1,508,738.  Factors contributing to the increase in this deficit include an increase in accounts payable due to the initial product purchase with Yeso-med, which increased current liabilities by $208,258, as of December 31, 2012. Payable related to the purchase commitment with Yeso-med accrued in 2012 was $783,593. Accounts payable to other vendors increase by $333,094 from December 31, 2011 to $432,436.  Additionally, the issuance of the convertible notes and the embedded derivatives associated with these notes was $581,557 as of December 31, 2012, as compared to a balance of $522,846 as of December 31, 2011.

Other current assets include the amount related to pre-paid consulting expenses incurred through the issuance and exercise of stock options.  The balance of prepaid consulting fees as of December 31, 2012, was $1,588, compared to $279,868 as of December 31, 2011.

The Company currently generates an insufficient amount of cash from sales to sustain operations and does not have access to traditional credit facilities; however, the Company expects product sales to increase in the second quarter of 2013.  Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises.  If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Expected Purchase or Sale of Plant and Significant Equipment

None.

Expected Significant Changes in the Number of Employees

The Company began leasing additional space in the same building as of July 1, 2011, and expects to hire between 3 to 7 office personnel to assist with operations as significant sales commence with the 3ml RevVac™ safety syringe.

Off-Balance Sheet Arrangements

We have no significant known off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-27 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 20, 2013, the Company accepted the resignation of Hood & Associates, CPAs, P.C. (“Hood”), as the Company’s independent registered public accounting firm. Hood’s resignation is solely a result of reaching the prescribed term limit as the Company’s independent auditor as required by the auditor rotation rules and regulations prescribed by the SEC and Public Company Accounting Oversight Board.  Hood’s report on the financial statements for the fiscal years ended December 31, 2011 and December 31, 2010, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than for a going concern.

During the fiscal years ended December 31, 2011 and December 31, 2010, and in the subsequent interim period through March 20, 2013, the date of Hood’s resignation, there were no disagreements with Hood on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hood, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended December 31, 2011 and December 31, 2010, and in the subsequent interim period through March 20, 2013, the date of Hood’s resignation, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Hood provided the Company with a letter addressed to the SEC confirming Hood’s agreement with the foregoing disclosures. A copy of Hood’s letter, dated March 20, 2013, is included with Form 8-K filed with the SEC on March 26, 2013.

On March 22, 2013, the Company approved the engagement of GBH CPAs, PC (“GBH”), as the Company’s new independent registered public accounting firm.  During the fiscal years ended December 31, 2011 and December 31, 2010, and the subsequent interim period prior to the engagement of GBH, the Company has not consulted GBH regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

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

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2012, and identified the following material weaknesses:

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

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

•	There are inconsistencies in the application of the Company's policies among business units.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at April 22, 2013:

Name	Age	Position	Officer and/or Director Since

Rondald Wheet	47	Chairman, Chief Executive Officer	March 2005

Thomas Beahm	62	Director	October 2007

Burt Hodges	40	Chief Financial Officer	June 2011

Vincent Olmo	47	Chief Operating Officer	April 2011

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

Thomas M. Beahm

Thomas M. Beahm, MD, FACS, is a member of the board of directors of Revolutions Medical. Dr. Beahm is a practicing plastic surgeon, who lives in Chattanooga, Tennessee. He is an active member of the American Society of Plastic Surgeons, American College of Surgeons, and American Medical Association, and simultaneously owns and runs his own practice. In addition, he is Secretary of Integrated Voice Systems, which has software in over 130 hospitals. Dr. Beahm also has experience directing plastic surgery mission work in various third world countries, coming to the aid of thousands of people in Asia, Africa, and South America. Dr. Beahm received a bachelor’s degree from Pittsburg State University in Pittsburg, KS and a medical doctorate degree from the University of Kansas.

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

Legal Proceedings

On September 21, 2012, the Company received notification from the SEC that the SEC had filed a civil complaint in Federal District Court in Georgia against the Company, alleging that the Company issued four misleading press releases during the period from August 2010 through October 2010 and one misleading press release in July 2011, related to the Company’s production schedule of its auto retractable safety syringe. The SEC names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief, the SEC seeks an order requiring the defendants to disgorge money received from its equity line financing from August 2010 through May 2011, in addition to other civil penalty amounts.  The Company, in consultation with its legal counsel, intends to vigorously defend itself and its Chief Executive Officer, Rondald L. Wheet, against these claims.

Other than with regard to the matter described above, none of the members of the board of directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our board of directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any Federal or State securities or commodities laws.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2012, were timely.

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

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2012, 2011 and 2010.
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Rondald L. Wheet	2012	$240,000	$0	$0	$153,000	$0	$0	$393,000
Chief Executive Officer	2011	$225,000	$40,580	$0	$162,100	$0	$0	$427,680
	2010	$225,000	$0	$0	$0	$0	$0	$225,000
Thomas O’Brien (1)	2012	$0	$0	$0	$0	$0	$0	$0
Former President	2011	$124,790	$0	$0	$0	$0	$0	$124,790
	2010	$180,000	$0	$0	$0	$0	$0	$180,000
Burt Hodges	2012	$168,217	$0	$0	$41,958	$0	$0	$210,175
Chief Financial Officer	2011	$89,375	$0	$0	$69,163	$0	$0	$158,538
Vincent Olmo	2012	$168,580	$0	$0	$118,458	$0	$0	$287,038
Chief Operating Officer	2011	$124,625	$0	$0	$117,588	$0	$0	$242,213

(1)	Mr. O’Brien resigned from his position on September 21, 2011.
(2)	The value of options was based on Black-Scholes Model. See notes to the financial statements.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Rondald L. Wheet Chief Executive Officer	7,000,000	—	—	$0.12	12/31/2013	—	—	—	—

Thomas O’Brien (1) Former President	—	—	—	—	12/31/2013	—	—	—	—

Burt Hodges Chief Financial Officer	800,000	—	—	$0.43	12/31/2013	—	—	—	—

Vincent Olmo Chief Operating Officer	1,500,000	—	—	$0.32	12/31/2013	—	—	—	—

Thomas M. Beahm Director	1,500,000	—	—	$0.20	12/31/2013
(1)	Mr. O’Brien resigned from his position on September 21, 2011.

DIRECTOR COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(b)	(b)	(b)	(b)	(b)	(b)	(b)
Rondald L. Wheet	2012	$0	$0	$0	$153,000	$0	$0	$153,000
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0
Thomas M. Beahm	2012	$0	$0	$0	$153,000	$0	$0	$153,000
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0
Thomas O’Brien (1)	2012	$0	$0	$0	$0	$0	$0	$0
Former Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0
(1)	Mr. O’Brien resigned from his position as a member of the board of directors on September 21, 2011.

Employment Agreements

Employment Agreement with Rondald L. Wheet, Chief Executive Officer

Effective May 15, 2012, the Company and Mr. Wheet, our Chief Executive Officer, entered into a two (2) year employment agreement, which provides for an annual salary of $247,500.  Under such agreement, Mr. Wheet shall administer, supervise, manage and control the business development of the Company, including the research, development, manufacture, marketing and sales of its current products and any future products that may be added to the Company's business. The Company will provide him with all reasonable and customary fringe benefits, including, but not limited to, participation in pension plans, profit sharing plans, employee stock ownership plans, stock option plans (whether statutory or not), stock appreciation rights plans, hospitalization, medical dental disability and life insurance, car allowance, vacation and sick leave.  The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement.  The Company will also provide him with a cell phone, suitable office space, and membership dues in professional organizations and for any seminars and conferences related to Company business.

Mr. Wheet may elect, by written notice to the Company, to terminate his employment with continued pay through the employment agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control,(iii) more than 50% of the outstanding stock is acquired by a third party, (iv) the Company requires Mr. Wheet to relocate or assigns duties not commensurate with his position as Chief Executive Officer, (v) Mr. Wheet is removed from the Board of Directors or (vi) the Company defaults in making payments required to Mr. Wheet under this employment agreement. During the term of his employment, Mr. Wheet will not work for or provide any services in any capacity to any competitor and, during the term of his employment and for two years following termination of his employment, Mr. Wheet will not solicit any of the Company’s employees, consultants, customers, vendors or accounts.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 22, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock		Percentage of Ownership of Common Stock (3)
Rondald L. Wheet	Chief Executive Officer, Chairman	4,371,282		5.63	%(2)
Dr. Thomas Beahm	Director	3,439,849		4.43%
Burt Hodges	Chief Financial Officer	20,000	(4)	*	%
Vincent Olmo	Chief Operating Officer	735,811	(5)	*	%
Thomas O’Brien		3,645,625		4.70%
Officers and Directors (4 persons)	-	12,212,567		15.74%

* less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Rondald L. Wheet, Revolutions Medical Corporation, 670 Marina Drive, 3rd Floor, Charleston, SC 29492.
(2)	This percentage does not include shares of Preferred Stock or options to purchase shares of common stock.
(3)	Based on 77,610,014 shares outstanding as of April 22, 2012.
(4)	This total does not include options to purchase 800,000 shares of the Company’s common stock.
(5)	This total does not include options to purchase 1,500,000 shares of the Company’s common stock.

DESCRIPTION OF SECURITIES

General

We are authorized to issue an aggregate number of 255,000,000 shares of capital stock, of which 250,000,000 shares are common stock, $0.001 par value per share, and 5,000,000 shares are preferred stock, $0.001 par value per share.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, par value $0.001 per share, of which 77,610,014 shares were outstanding as of April 22, 2013.

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

Preferred Stock

The Company has 5,000,000 shares of preferred stock ($0.001 par value) authorized. When the Company issues its preferred stock, it is designated with the year of when it is issued. As of March 29, 2013, there were 1,000,000 shares of preferred stock outstanding. On October 24, 2006, the Company designated 1,000,000 shares as Series 2006 Preferred Stock, which were then issued to Mr. Wheet, the Company’s Chief Executive Officer. Each share of preferred stock is convertible, at any time at the discretion of Mr. Wheet, into one share of the Company’s common stock for each share of series of preferred share. Each series of preferred stock has voting rights of 125 votes per share of series preferred voting together as one class with the Company’s common stock. As a result, Mr. Wheet has effective voting control of the Company’s common stock and as such can unilaterally decide on business matters. Upon conversion of the series preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share-not 125 votes per share.

Common Stock Options and Warrants Outstanding

As of December 31, 2012, there were 12,100,000 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from $0.08 to $0.50 per share, all of which are exercisable. 5,000,000 options still outstanding were granted in 2007 at an exercise price of $0.08 per share and are considered in the money as of December 31, 2012. 2,500,000 options issued in 2011 exercisable at $0.15 per share are considered out of the money. An additional 1,000,000 options issued at an exercise price of $0.50 are considered out of the money. 3,300,000 options issued in 2011 at an exercise price of $0.30 are considered out of the money. 300,000 options issued in 2012 at an exercise price of $0.40 are considered out of the money. Additionally, as of December 31, 2012, there were 2,880,000 warrants outstanding. All of these warrants were issued in 2012 according to the terms of 21 convertible debt agreements. 1,920,000 of these warrants are exercisable at $0.25 and 960,000 are exercisable at $0.50.The warrants exercisable at $0.25 expire on June 30, 2013. The warrants exercisable at $0.50 expire on September 30, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

The Company incurred $120,000 in office rent to Osprey South, LLC in 2012. The Company’s CEO and Chairman of the Board, Rondald Wheet is the sole member of Osprey South, LLC. The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing. The monthly rent under such lease is $10,000.

Director Independence

The common stock of the Company is currently quoted on the OTC Markets, an exchange which currently does not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the American Stock Exchange.

As of December 31, 2012, the Board determined that the no directors are independent under these standards.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions.  The aggregate audit fees billed for the fiscal years ended December 31, 2012 and 2011 were $38,000 and $18,229, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2012 and 2011 were $0 and $0.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate tax fees billed for the fiscal years ended December 31, 2012 and 2011 were $0 and $0, respectively.

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

10.14	Employment Agreement with Rondald L. Wheet (as filed as Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 15, 2012)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)) *

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Labels**

101.PRE	XBRL Taxonomy Extension Presentation**

* filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No.101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

Date: May 2, 2013	By:	/s/ Rondald L. Wheet
Name: Rondald L. Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2013	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rondald L. Wheet	Chief Executive Officer and Chairman	May 2, 2013
Rondald L. Wheet

/s/ Dr. Thomas Beahm	Director	May 2, 2013
Dr. Thomas Beahm

/s/ Burt Hodges	Chief Financial Officer	May 2, 2013
Burt Hodges

/s/ Vincent Olmo	Chief Operating Officer	May 2, 2013
Vincent Olmo

REVOLUTIONS MEDICAL CORPORATION

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets at December 31, 2012 and 2011	F-4

Statements of Operations for the Years Ended December 31, 2012 and 2011and From Inception (August 16, 1996) Through December 31, 2012	F-5

Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 2012 and 2011 and From Inception (August 16, 1996) Through December 31, 2012	F-6

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and From Inception (August 16, 1996) Through December 31, 2012	F-7

Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Revolutions Medical Corporation
(A Development Stage Company)
Charleston, South Carolina

We have audited the accompanying balance sheet of Revolutions Medical Corporation as of December 31, 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from August 16,1996 (inception) to December 31, 2012.  Revolutions Medical Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from August 16, 1996 (inception) through December 31, 2011 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from August 16, 1996 (inception) through December 31, 2011 include a net loss of $30,774,410. Our opinion on the financial statements for the period from August 16, 1996 (inception) through December 31, 2012, insofar as it relates to amounts from August 16, 1996 (inception) through December 31, 2011, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutions Medical Corporation as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and for the period from August 16, 1996 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Revolutions Medical Corporation will continue as a going concern.  As discussed in Note 2 to the financial statements, Revolutions Medical Corporation has suffered recurring losses from operations and has a working capital deficiency.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
April 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Revolutions Medical Corporation:

We have audited the accompanying consolidated balance sheet of Revolutions Medical Corporation (formerly Maxxon, Inc.) (a development stage company) as of December 31, 2011, and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2011 and for the period from August 16, 1996 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutions Medical Corporation as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from August 16, 1996 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 15, the financial statements as of December 31, 2011 and the year then ended have been restated to correct for certain errors.

/s/ Hood & Associates CPAs, P.C.

Hood & Associates CPAs, P.C.
Certified Public Accountants

March 30, 2012 (April 26, 2013 as to the effects of the restatement described in Note 15)
Tulsa, Oklahoma

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	As of December 31,
	2012	2011
		(Restated)
ASSETS
Current assets:
Cash and cash equivalent	$54	$4,844
Inventories	321,791	-
Prepaid expenses and other current assets	4,859	279,868
Total current assets	326,704	284,712

Property and equipment, net	356,656	1,185,664
Intangibles	106,687	116,426
Goodwill	-	23,276

Total assets	$790,047	$1,610,078

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,122,371	$468,468
Payable to Yeso-med	1,280,860	352,544
Accounts payable and accrued liabilities, related parties	73,957	87,944
Payable for indemnification	1,347,806	1,424,019
Convertible notes, net of discounts of $187,039 and $307,126, respectively	184,289	80,535
Convertible notes, related parties, net of discount of $42,534 and $0, respectively	32,466	-
Derivatives, note conversion feature	364,802	442,311
Total liabilities	4,406,551	2,855,821

Commitments and contingencies

Stockholders’ deficit:
Series 2006 Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 72,784,907 and 54,729,606 shares issued and outstanding, respectively.	72,785	54,730
Additional paid-in capital	34,319,432	29,497,937
Subscriptions receivable	(71,000)	(25,000)
Deficit accumulated during the development stage	(37,938,721)	(30,774,410)
Total stockholders' deficit	(3,616,504)	(1,245,743)

Total liabilities and stockholders’ deficit	$790,047	$1,610,078

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION
 (A Development Stage Company)
 STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	From Inception (August 16, 1996) Through December 31, 2012
		(Restated)
Revenue	$1,189	$-	$1,189

Cost of revenue	9,200	-	9,200
Loss on firm purchase commitment	783,593	-	783,593
Cost of goods sold	792,793	-	792,793

Gross loss	(791,604)	-	(791,604)
Operating expenses:
Research and development	35,544	57,000	2,935,949
Depreciation and amortization	102,971	17,023	205,111
General and administrative expenses	4,046,080	3,781,286	27,298,804
Impairment of assets	878,276	-	4,570,007
Gain on disposal of assets	-	-	(794)
Total operating expenses	5,062,871	3,855,309	35,009,077

Operating loss	(5,854,475)	(3,855,309)	(35,800,681)
Other income (expense):
Interest income	-	10	17,286
Interest expense	(1,727,512)	(567,081)	(2,629,705)
Investment income	-	-	170,753
Gain (loss) on extinguishment of debt	13,202	-	(139,712)
Gain (loss) on change in fair value of derivative liabilities	131,397	(119,138)	(45,976)
Other income, net	273,077	-	305,892
Total other income (expense)	(1,309,836)	(686,209)	(2,321,462)

Net loss	(7,164,311)	(4,541,518)	(38,122,143)
Net loss attributable to the non-controlling interest	-	-	(183,422)
Net loss attributable to Revolutions Medical Corporation	$(7,164,311)	$(4,541,518)	$(37,938,721)

Weighted average common shares outstanding – basic and diluted	61,779,765	49,149,099

Net loss per common share – basic and diluted	$(0.12)	$(0.09)

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Subscriptions	Treasury stock
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Reserved	Total
Balance at Inception (August 16, 1996)	-	$-	-	$-	$-	$-	$-	$-	$-
Cerro Mining/Maxxon- OK merger:
Cerro Mining	-	-	26,550	27	273	-	-	-	300
Maxxon-OK:
Shares issued to founders	-	-	350,000	350	6,650	-	-	-	7,000
Shares sold for cash to third-party investors	-	-	28,900	29	574,448	-	-	-	574,477
Ives transactions:
Investment in Ives Health Company	-	-	15,562	16	311,246	-	-	-	311,262
Investment in The Health Club	-	-	1,750	2	34,998	-	-	-	35,000
Conversion of Ives debt	-	-	926	1	26,999	-	-	-	27,000
Issuance of common stock for:
Cash from third-party investors	-	-	10,928	11	353,709	-	-	-	353,720
Cash from related party promissory notes	-	-	3,225	3	128,997	-	-	-	129,000
Subscriptions receivable	-	-	2,638	2	69,798	-	(69,800)	-	-
Services rendered	-	-	4,525	4	173,423	-	-	-	173,427
Debentures converted	-	-	5,134	5	74,995	-	-	-	75,000
Net loss	-	-	-	-	-	(795,376)	-	-	(795,376)
Balance at December 31, 1997	-	-	450,138	450	1,755,536	(795,376)	(69,800)	-	890,810
Issuance of common stock for:
Conversion of Ives debt	-	-	2,241	2	54,998	-	-	-	55,000
Cash from third- party investor	-	-	2,500	3	90,997	-	-	-	91,000
Options exercised by third-parties for cash	-	-	27,293	27	359,873	-	-	-	359,900
Options exercised by third-parties for services	-	-	1,207	1	18,099	-	-	-	18,100
Services rendered by third-parties	-	-	49,400	49	574,499	-	-	-	574,548
Debentures converted by third parties	-	-	27,429	27	274,973	-	-	-	275,000
Settlement with related party	-	-	17,500	18	332	-	-	-	350
Certificates canceled	-	-	(4,579)	(4)	(40,261)	-	-	-	(40,265)
Value of services contributed by officer and employees	-	-	-	-	114,154	-	-	-	114,154
Compensation cost for stock options granted to non-employees	-	-	-	-	918,187	-	-	-	918,187
Cancellation of subscriptions receivable from related party	-	-	-	-	-	-	69,800	-	69,800
Net loss	-	-	-	-	-	(2,584,383)	-	-	(2,584,383)
Balance at December 31, 1998	-	-	573,129	573	4,121,387	(3,379,759)	-	-	742,201
Issuance of common stock for:
Cash from third-party investor	-	-	19,535	20	342,404	-	-	-	342,424
Less: issue costs	-	-	-	-	(16,743)	-	-	-	(16,743)
Options exercised by third-parties for cash	-	-	15,000	15	149,985	-	-	-	150,000
Services rendered by third-parties	-	-	8,203	8	166,735	-	-	-	166,743
Value of services contributed by officer and employees	-	-	-	-	280,000	-	-	-	280,000
Compensation cost for stock options granted to non-employees	-	-	-	-	89,728	-	-	-	89,728
Net loss	-	-	-	-	-	(1,014,555)	-	-	(1,014,555)
Balance at December 31, 1999	-	-	615,867	616	5,133,496	(4,394,314)	-	-	739,798
Issuance of common stock for:
Cash from third-party investor	-	-	43,139	43	250,345	-	-	-	250,388
Value of services contributed by officer and employees	-	-	-	-	405,000	-	-	-	405,000
Net loss	-	-	-	-	-	(1,347,859)	-	-	(1,347,859)
Balance at December 31, 2000	-	-	659,006	659	5,788,841	(5,742,173)	-	-	47,327
Issuance of common stock for:
Cash from third-party investor	-	-	327,917	328	1,604,372	-	-	-	1,604,700
Purchased by employees	-	-	182,500	183	547,317	-	(547,500)	-	-
Issued for repayment of debt	-	-	2,500	3	7,497	-	-	-	7,500
Less: issue costs	-	-	-	-	(85,575)	-	-	-	(85,575)
Services rendered by third-parties	-	-	22,500	23	422,427	-	-	-	422,450
Compensation cost of stock issued and options granted for services	-	-	10,000	10	1,487,690	-	-	-	1,487,700
Compensation cost of stock issued and options granted for services to be amortized	-	-	-	-	(1,048,754)	-	-	-	(1,048,754)
Net loss	-	-	-	-	-	(2,199,085)	-	-	(2,199,085)
Balance at December 31, 2001	-	-	1,204,423	1,206	8,723,815	(7,941,258)	(547,500)	-	236,263
Issuance of common stock for:
Cash from third-party investor	-	-	181,250	181	362,319	-	-	-	362,500
Exercise of options	-	-	100,341	100	(100)	-	-	-	-
Issued for repayment of debt	-	-	-	-	-	-	102,803	-	102,803
Cost of stock issued and options granted for services	-	-	-	-	759,795	-	-	-	759,795
Compensation cost of stock issued and options granted for services	-	-	60,000	60	324,440	-	-	-	324,500
Net loss	-	-	-	-	-	(1,933,676)	-	-	(1,933,676)
Balance at December 31, 2002	-	-	1,546,014	1,547	10,170,269	(9,874,934)	(444,697)	-	(147,815)
Issuance of common stock for:
MPI settlement costs of stock issued and options granted for services	-	-	57,000	57	140,643	-	-	-	140,700
Compensation cost of stock issued and options granted for services	-	-	350,000	350	139,650	-	-	-	140,000
Amortized compensation cost of stock issued and options granted for services	-	-	-	-	288,959	-	-	-	288,959
Indemnification cost of stock issued and options granted for services	-	-	200,000	200	79,800	-	-	-	80,000
Payment towards promissory note balances	-	-	-	-	-	-	69,201	-	69,201
Net loss	-	-	-	-	-	(1,391,518)	-	-	(1,391,518)
Balance at December 31, 2003	-	-	2,153,014	2,154	10,819,321	(11,266,452)	(375,496)	-	(820,473)
Issuance of common stock for:
Cash from third- party investor	-	-	5,000	5	4,995	-	-	-	5,000
Exercise of options	-	-	293,300	293	253,807	-	-	-	254,100
Exercise of warrants	-	-	73,100	73	73,027	-	(1,000)	-	72,100
Compensation cost of stock issued for services	-	-	1,642,500	1,643	912,357	-	-	-	914,000
Payment towards promissory note balances	-	-	-	-	-	-	18,750	-	18,750
Net loss	-	-	-	-	-	(1,552,008)	-	-	(1,552,008)
Balance at December 31, 2004	-	-	4,166,914	4,168	12,063,507	(12,818,460)	(357,746)	-	(1,108,531)
Issuance of Common Stock for Cash:
From third-party investors	-	-	651,959	652	290,048	-	-	-	290,700
From the exercise of options	-	-	90,000	90	44,910	-	-	-	45,000
Issuance of common stock for subscription	-	-	260,000	260	33,740	-	(34,000)	-	-
Common stock issued for services	-	-	1,062,500	1,063	475,437	-	-	-	476,500
Common stock issued pursuant to joint venture	-	-	291,667	292	137,541	-	-	-	137,833
Value of warrants granted pursuant to joint venture	-	-	-	-	499,733	-	-	-	499,733
Value of options granted for services	-	-	-	-	130,900	-	-	-	130,900
Reclassification of receivables against amounts owed	-	-	-	-	-	-	357,746	-	357,746
Net loss	-	-	-	-	-	(1,310,783)	-	-	(1,310,783)
Balance at December 31, 2005	-	-	6,523,040	6,525	13,675,816	(14,129,243)	(34,000)	-	(480,902)
Issuance of common stock:
From the exercise of options for services	-	-	50,000	50	950	-	-	-	1,000
From the exercise of options for cash	-	-	150,000	150	74,850	-	-	-	75,000
From the exercise of warrants	-	-	300,000	300	5,700	-	-	-	6,000
Payment of common stock subscription	-	-	-	-	-	-	34,000	-	34,000
Common Stock issued for services	-	-	275,000	275	107,225	-	-	-	107,500
Preferred Stock issued for services	1,000,000	1,000	-	-	19,000	-	-	-	20,000
Capital contributed by shareholder	-	-	-	-	3,000	-	-	-	3,000
Cancellation of Joint Venture with Globe	-	-	-	-	(625,066)	-	-	-	(625,066)
Common stock issued to Globe then returned to treasury	-	-	(25,000)	(25)	(12,475)	-	-	-	(12,500)
Compensation cost for option price reduction	-	-	-	-	50,000	-	-	-	50,000
Net loss	-	-	-	-	-	(598,302)	-	-	(598,302)
Balance at December 31, 2006	1,000,000	1,000	7,273,040	7,275	13,299,000	(14,727,545)	-	-	(1,420,270)
Sale of common stock for cash	-	-	845,000	845	299,155	-	-	-	300,000
Issuance of common stock for Clear Image stock	-	-	8,273,788	8,274	3,301,241	-	-	-	3,309,515
Stock compensation	-	-	-	-	223,246	-	-	-	223,246
Issuance of common stock:
From the exercise of options for cash	-	-	125,000	125	9,875	-	-	-	10,000
warrants	-	-	345,662	346	6,568	-	-	-	6,914
Common stock issued for services	-	-	1,225,000	1,225	388,775	-	-	-	390,000
Issuance of restricted stock	-	-	40,000	40	9,960	-	-	-	10,000
Net loss	-	-	-	-	-	(4,475,017)	-	-	(4,475,017)
Balance at December 31, 2007	1,000,000	1,000	18,127,490	18,130	17,537,820	(19,202,562)	-	-	(1,645,612)
Sale of common stock for cash	-	-	4,720,978	4,722	300,101	-	-	-	304,823
Issuance of common stock from the exercise of options for cash	-	-	2,300,000	2,300	395,317	-	-	-	397,617
Common stock issued for services	-	-	1,419,704	1,419	258,501	-	-	-	259,920
Common stock issued for repayment of debt	-	-	271,491	271	132,759	-	-	-	133,030
Common stock issued to Clear Image investors to participate in the merger	-	-	43,600	43	12,164	-	-	-	12,207
Stock compensation	-	-	-	-	342,801	-	-	-	342,801
Acquired deficit of former minority interest now owned 100%	-	-	-	-	(209,776)	-	-	-	(209,776)
Net loss	-	-	-	-	-	(1,335,154)	-	-	(1,335,154)
Balance at December 31, 2008	1,000,000	1,000	26,883,193	26,885	18,769,687	(20,537,716)	-	-	(1,740,144)

Sale of common stock for cash	-	-	5,946,446	5,946	1,396,188	-	-	-	1,402,134
Issuance of Common Stock from the exercise of options for cash	-	-	171,250	171	13,529	-	-	-	13,700
Preferred stock issued for services	500,000	500	-	-	249,500	-	-	-	250,000
Common stock issued for services	-	-	1,530,000	1,530	346,770	-	-	-	348,300
Common stock issued for repayment of debt	-	-	667,000	667	306,074	-	-	-	306,741
Stock compensation	-	-	-	-	1,452,231	-	-	-	1,452,231
Acquired deficit of former minority interest now owned 100%	-	-	-	-	(17,998)	-	-	-	(17,998)
Net loss	-	-	-	-	-	(2,463,751)	-	-	(2,463,751)
Balance at December 31, 2009	1,500,000	1,500	35,197,959	35,199	22,515,981	(23,001,467)	-	-	(448,787)
Sale of common stock for cash:	-	-	4,810,287	4,810	1,525,181	-	-	-	1,529,991
Issuance of Common Stock from the exercise of options for cash	-	-	150,000	150	37,350	-	-	-	37,500
From exercise of warrants for cash	-	-	117,400	117	58,583	-	-	-	58,700
Common stock issued for services	-	-	2,194,891	2,194	558,578	-	-	-	560,772
Common stock issued for repayment of debt	-	-	399,441	400	530,356	-	-	-	530,756
Treasury stock	-	-	-	-	-	-	-	(969)	(969)
Net loss	-	-	-	-	-	(3,231,425)	-	-	(3,231,425)
Balance at December 31, 2010 (Restated)	1,500,000	1,500	42,869,978	42,870	25,226,029	(26,232,892)	-	(969)	(963,462)
Sale of common stock for cash:	-	-	656,015	656	201,915	-	-	-	202,571
Issuance of common stock from the exercise of options for cash	-	-	6,668,000	6,668	1,672,752	-	(25,000)	-	1,654,420
Preferred stock forfeited	(500,000)	(500)	-	-	500	-	-	-	-
Common stock issued for services	-	-	1,513,874	1,514	479,586	-	-	-	481,100
Common stock issued for repayment of debt	-	-	3,191,367	3,191	959,105	-	-	-	962,296
From convertible debt beneficial conversion feature	-	-	-	-	94,624	-	-	-	94,624
Treasury stock	-	-	(169,628)	(169)	-	-	-	969	800
Issuance of unexercised options	-	-	-	-	863,426	-	-	-	863,426
Net loss	-	-	-	-	-	(4,541,518)	-	-	(4,541,518)
Balance at December 31, 2011 (Restated)	1,000,000	1,000	54,729,606	54,730	29,497,937	(30,774,410)	(25,000)	-	(1,245,743)
Issuance of common stock from the exercise of options and warrants for cash	-	-	1,235,000	1,235	303,040	-	(46,000)	-	258,275
Common stock issued for services	-	-	2,751,229	2,751	513,360	-	-	-	516,111
Options issued for services	-	-	-	-	974,961	-	-	-	974,961
Warrants issued with convertible notes payable	-	-	-	-	347,097	-	-	-	347,097
Convertible notes payable beneficial conversion feature	-	-	-	-	237,774	-	-	-	237,774
Common stock issued for repayment of debt	-	-	13,669,072	13,669	2,305,103	-	-	-	2,318,772
Common stock issued for indemnification settlement	-	-	400,000	400	140,160	-	-	-	140,560
Net loss	-	-	-	-	-	(7,164,311)	-	-	(7,164,311)
Balance at December 31, 2012	1,000,000	$1,000	72,784,907	$72,785	$34,319,432	$(37,938,721)	$(71,000)	$-	$(3,616,504)

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,		From Inception (August 16, 1996) Through December 31,
	2012	2011	2012
		(Restated)
Cash flows from operating activities:
Net loss	$(7,164,311)	$(4,541,518)	$(37,938,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,971	17,023	205,111
Stock-based compensation expense	1,491,072	1,065,458	12,616,731
Stock option modification expense	-	-	50,000
Impairment of assets	878,276	-	4,570,007
Gain on disposal of assets	-	-	(794)
Amortization of debt discounts	1,428,978	489,080	1,861,218
Interest expense incurred on issuance of convertible debt	182,733	165,442	396,474
(Gain) loss on change in fair value of derivative liabilities	(131,397)	(40,030)	(175,753)
Change in operating assets and liabilities:
Inventories	(321,791)	-	(321,791)
Prepaid expenses and other current assets	275,009	162,181	(4,859)
Accounts payable and accrued liabilities	1,533,758	(11,439)	3,074,372
Accounts payable and accrued liabilities – related parties	(13,987)	63,659	73,957
Payable for indemnification	64,347	67,071	1,805,396
Net cash used in operating activities	(1,674,342)	(2,563,073)	(13,788,652)

Cash flows from investing activities:
Purchase of property and equipment	-	(31,777)	(992,907)
Proceeds from sale of fixed assets	-	-	794
Purchase of license and patents	(39,224)	(97,314)	(161,538)
Investment in Ives Health Company and The Health Club	-	-	(261,997)
Net cash used in investing activities	(39,224)	(129,091)	(1,415,648)

Cash flows from financing activities:
Capital contribution	-	-	802,154
Proceeds from issuance of common stock through cash- exercise of stock options and warrants	258,275	1,654,420	3,412,412
Proceeds from issuance of notes for cash	1,450,501	770,500	2,976,001
Proceeds from loans from shareholders	-	-	15,707
Repayment of loans from shareholders	-	-	(8,005)
Repayment of notes	-	-	(157,325)
Proceeds for issuance of common stock for cash	-	202,571	8,163,410
Net cash provided by financing activities	1,708,776	2,627,491	15,204,354

Net change in cash	(4,790)	(64,673)	54
Cash at beginning of period	4,844	69,517	-
Cash at end of period	$54	$4,844	$54

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,		From Inception (August 16, 1996) Through December 31,
	2012	2011	2012
		(Restated)

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash financing and investing activities:
Common stock issued for conversion of debt	$2,318,772	$962,296	$4,687,415
Shares issued for indemnification agreement	140,560	184,000	457,590
Debt discount on convertible notes	584,871	769,624	2,405,422
Common stock issued in connection with Merger	-	-	300
Common stock issued for acquisition of Clear Image	-	-	3,093,948
Common stock issued for investment			358,762
Preferred stock forfeited	-	500	500
Payable recorded for purchase of equipment	-	352,544	289,009

REVOLUTIONS MEDICAL CORPORATION
 (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

NOTE 1 –DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Revolutions Medical Corporation, a Nevada corporation, (“the Company” or “RevMed”) has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes.  Our present product development effort is focused on the RevVac™ Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases.  The Company also has developed a suite of proprietary MRI software tools; RevColor™, Rev3D™, and RevDisplay™.  These tools are designed to enhance general diagnostic confidence through education and research use and in the future the Company believe will have specific commercial applications. The Company’s administrative facilities are located in Charleston, South Carolina. The Company’s primary manufacturing facility is located in Wuxi, China.

Development Stage Company

Since its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital and to research and development of various safety syringes and its proprietary MRI software tools.

Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

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

The Company requires certain distributors to make a prepayment prior to beginning production or shipment of their order.  Distributors may apply such prepayments to their outstanding invoices or pay the invoice and continue to carry forward the deposit for future orders.  Such amounts are included in other accrued liabilities on the balance sheets.  The Company records an allowance for estimated returns as a reduction to accounts receivable and gross profit.  To date, returns have been immaterial.

Inventories

Inventories include only finished goods and are valued at the lower of cost or market, with cost being determined using weighted average cost.  The Company compares the average cost to the market price and records the lower value.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off. For the years ended December 31, 2012 and 2011, no allowance for inventory was recorded.

Property and Equipment

Property and equipment, including significant improvements, are stated at cost. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When properties are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the accounts with the resulting gain or loss being reflected in results of operations.

Depreciation and amortization expense is recorded on a straight-line basis over the estimated useful life of the asset as listed below:

Asset Category	Useful Lives
Machinery and equipment (years)	5
Furniture and fixtures (years)	7
Leasehold improvements	Shorter of leasehold improvement life or remaining term of lease

Intangibles

Intangible assets include patents and trademarks, which are valued at acquisition through independent appraisals and amortized on a straight-line basis over periods varying from 17 to 20 years.

Impairment of Long-lived Assets

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

Research and Development

Research and development costs are expensed as incurred.  The Company incurred $35,544, $57,000 and $2,935,949 of research and development expenses for the years ended December 31, 2012 and 2011, and for the period from August 16, 1996 (inception) through December 31, 2012.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that have conversion prices that create an embedded beneficial conversion feature on the issuance date. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of any attached equity instruments, if any related equity instruments were granted with the debt. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid-in capital.  The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet.  In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  Changes in fair value are recorded in the statement of operations.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price), in an orderly transaction between market participants at the measurement date.  The Company categorizes its assets and liabilities measured at fair value based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs are classified as follows:

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

The following table summarizes fair value measurements by level at December 31, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$54	$—	$—	$54

Derivative liability	$—	$—	$364,802	$364,802

The following table summarizes fair value measurements by level at December 31, 2011, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,844	$—	$—	$4,844

Derivative liability	$—	$—	$442,311	$442,311

Revenue Recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment from the manufacturing facility in Wuxi, China or from our warehouse facility in Ladson, South Carolina; when price is fixed or determinable; and when collection is reasonably assured.

Share-based Compensation

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and value of common shares based on the trading price on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

Earnings (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. For the year ended December 31, 2011, potentially issuable shares, including options and warrants to purchase 18,845,350 shares of the Company’s common stock and notes payable convertible to 4,637,152 shares of the Company’s common stock, have been excluded from the calculation. For the year ended December 31, 2012, potentially issuable shares, including options and warrants to purchase 14,980,000 shares of the Company’s common stock and notes payable convertible to 6,603,582  shares of the Company’s common stock have been excluded from the calculation.

Subsequent Events

The Company has evaluated all transactions occurring between the end of its fiscal year, December 31, 2012, through the date of issuance of the financial statements for subsequent event disclosure consideration.

New Accounting Standards

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and has not established sources of revenues to fund the development of its business and pay operating expenses, resulting in a cumulative net loss of $37,938,721 for the period from inception (August 16, 1996) to December 31, 2012. The ability of the Company to continue as a going concern during the next year depends on the successful completion of the Company’s capital raising efforts to fund the development of its retractable safety syringe. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Equipment	$353,235	$1,113,235
Leasehold improvement	44,000	44,000
Furniture	49,147	49,147
Subtotal	446,382	1,206,382
Less: accumulated depreciation	(89,726)	(20,718)
Property and equipment, net	$356,656	$1,185,664

For the years ended December 31, 2012 and 2011, the Company recognized depreciation and amortization expense related to property and equipment of $69,008 and $11,135, respectively.

During 2012, the Company impaired $710,000 of the $760,000 production mold payments made to Medical Investment Group, Inc. (“MIG”) in 2011 and wrote off an $80,000 prepayment to MIG. The impairment charge was based upon the arbitration hearing against MIG in November, 2012. The hearing and the final ruling made clear that all production mold payments made by the Company to MIG for the manufacturing of production molds had instead been used by Mr. Theriault, a representative of MIG, for other non-production related purposes. The American Arbitration Association panel ruled that the only assets in which production was funded by MIG from the Company’s production payments were $50,000 in trial molds. From the time that these payments were made by the Company, the Company believed that each mold payment was being used by MIG for the manufacturing of the final production molds for the 3ml RevVac™ auto-retractable vacuum safety syringe. During the arbitration proceeding, Mr. Theriault disclosed that no such payments, besides $50,000 in trial mold payments, were ever used for the production of the final molds for the RevVac™ auto-retractable vacuum safety syringe. The arbitration panel ruled that a total of $770,000 awarded to the Company.  The Company has not received such payment to date. The gain related to this award will be recorded when collected.

During 2012, the Company also impaired $50,000 for a trial mold that is no longer considered useful to the Company.

NOTE 4 – INTANGIBLES AND GOODWILL

Intangibles

The following is a summary of the Company’s intangibles at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Patent	$146,538	$107,314
Licensing agreement	-	15,000
Subtotal	146,538	122,314
Less: accumulated amortization	(39,851)	(5,888)
Intangibles , net	$106,687	$116,426

The Company owns one published patent on its Auto Retractable Vacuum RevVac™ safety syringe issued in January 2005 and one published patent on its safety blood drawing device issued in June 2003.  In January 2009, a second patent for the RevVac™ auto retractable vacuum safety syringe was issued by the U.S. patent office and published in April 2009 related to the Globe/Revolutions Medical Joint Venture.  Upon the ruling in the Globe Med Tech lawsuit, the Company now has full ownership of the entire patent.  The Company also filed international patent protection rights regarding the RevVac™ Auto Retractable Vacuum Safety Syringe in the following countries: Australia, China, Japan, Taiwan, Mexico, Canada and in Europe. Patents in Mexico and in China were issued in June 2011 and January 2012, respectively. The Japan patent was issued in the third quarter of 2012.

The Company filed a U.S. provisional patent on May 2, 2011, on its new vacuum design for the pre-filled market.  On May 2, 2012, the Company also filed an international Patent Cooperation Treaty (PCT) for this new design.

The Company is also engaged in the development of technology which can segment and reference MRI images.  By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in three dimensions.  Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded.  By “referencing” the image to a database, the user can obtain similar, identified images to aid the user in interpretation of the image being studied.  The Company currently owns 4 separate patent applications, filed in June of 2007, each of which received USPTO office actions during 2010, 2011 and 2012.

The licensing agreement provided licensing rights to a Traxis biopsy software product. The Company decided not to pursue this technology and impaired the cost of $15,000 during 2012.

For the years ended December 31, 2012 and 2011, the Company recognized amortization expense of $33,963 and $5,888, respectively.

Goodwill

In 2007, the Company acquired a 62.2% interest in Clear Image, Inc. (“Clear Image”).  Clear Image was a privately held company and was conducting research and development on Color MRI Technology.   The Company exchanged approximately 8.2 million of its common shares which were trading between $0.40 and $0.50 per share at the time of the acquisition.  To arrive at a value for the Color MRI Technology, the Company and Clear Image determined the amount of funding provided for the research and development of this technology by evaluating the amount expended from 1999 until the acquisition date.  The value of the Company’s stock exchanged for the controlling interest exceeded net assets acquired by $23,276 which was recorded as goodwill.  During 2012, all goodwill was impaired.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of the Company’s accounts payable and accrued liabilities at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Accounts payable	$432,436	$99,342
Accrued payroll liabilities and related penalties	411,670	125,239
Accrued salary	143,167	120,000
Accrued interest	134,559	64,670
Other accruals	539	59,217
Total accounts payable and accrued liabilities	$1,122,371	$468,468

As of December 31, 2012 and 2011, the Company had accrued $411,670 and $125,239, respectively, pursuant to employment state and federal payroll tax liabilities and related penalties.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  A tax lien in the amount of $1,227 was filed against the Company on June 18, 2012 by the South Carolina Department of Revenue due to these delinquent payments.  Action by federal taxing authorities has not been initiated or threatened at this point.  There is no assurance, however, that such action will not be initiated in the future.

During the year ended December 31, 2012, the Company wrote off $199,336 of accrued salary to and advances from Rhonda Vincent, former CFO, and $79,890 of payables to various vendors as such claims have passed the statute of limitations in Oklahoma, where the Company formerly conducted operations.  Other income of $279,226 was recorded in the statement of operations.

NOTE 6 – PAYABLE TO YESO-MED

On December 1, 2011, the Company entered into a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”). Pursuant to the agreement, commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. If the Company does not place with Yeso-med the minimum order for a single month, Yeso-med shall have the right to receive payments from the Company equal to 50% of the supply price of each unit below the minimum order amount required for that month.  The Company has the right to have the amount paid under this requirement to serve as payment against future orders provided the quantity ordered exceeds the minimum quantity for that month. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any order after July 2012.  As of December 31, 2012, a payable was recorded to Yeso-med related to this minimum purchase requirement of $783,593. During the year ended December 31, 2012, $783,593 was recorded as a loss on firm purchase commitments.

The payable to Yeso-med also included amounts due for product purchased of $208,258 as of December 31, 2012 and amounts due for equipment purchased of $289,009 and $352,544 as of December 31, 2012 and 2011, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

At December 31, 2012 and 2011, notes payable consisted of the following:

	December 31, 2012	December 31, 2011
Convertible Promissory Note Payable to JMJ Financial, unsecured, one time interest charge of 8%, due on February 22, 2014	$191,663	$207,161
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on April 26, 2012	-	40,000
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on June 1, 2012	-	45,000
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on August 7, 2012	-	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on September 19, 2012	-	53,000
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on March 21, 2013, fully converted in January 2013	7,500	-
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on May 10, 2013	42,500	-
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on August 27, 2013	42,500	-
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, secured by all of the Company’s assets, interest rate of 12.0% per annum, with payment due on January 3, 2013	62,165	-
Convertible Promissory Note Payable issued in the course of a private placement to individuals, unsecured, interest rate of 8.0% per annum, with payment due on June 26, 2013	100,000	-
Total	446,328	387,661
Less: debt discount	(229,573)	(307,126)
	$216,755	$80,535

Asher Enterprises

During the year ended December 31, 2012, the Company issued 6 convertible promissory notes to Asher Enterprises for total proceeds of $269,000 in cash (“2012 Asher Notes”). All of the notes were convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest 3 trading prices for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date market price and (2) a fixed conversion price of $0.00009 per share. The Company analyzed the conversion feature of the 2012 Asher Notes for derivative accounting consideration and determined that the conversion feature for the 2012 Asher Notes does not qualify for accounting treatment as a financial derivative. The 2012 Asher Notes have a beneficial conversion feature discount of $237,774, within which $170,844 has been amortized. During the year ended December 31, 2012, the Company also recorded interest expense of $118,268 related to the amortization of debt discount on notes issued in 2011 to Asher Enterprises. At December 31, 2012, there was $66,930 of unamortized discount related to the 2012 Asher Notes.

During the year ended December 31, 2012, Asher Enterprises converted principal of $357,000 with accrued interest into 4,952,916 shares of the Company’s common stock.

The 2012 Asher Notes are currently in default as a result of the Company’s failure to timely file its periodically report with the SEC.

TCA Global Credit Master Fund, LP

On January 3, 2012, the Company entered into a securities purchase agreement with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which, TCA would purchase up to $2,000,000 of the Company’s common stock. The Company agreed to pay a $100,000 facility fee by issuing to TCA a number of the Company’s common shares (“facility shares”). To determine the number of shares issuable to TCA for the facility fee, the Company’s common stock was valued at a volume weighted average price at January 2, 2012. The facility shares should be adjusted 9 months after January 2, 2012 by the volume weighted average prices of the Company’s common stock 5 trading days prior to the revaluation date. On August 13, 2012, the Company and TCA agreed to terminate the committed equity financing agreement based on the Company’s failure to achieve bulletin board listing as required under the agreement. The Company has issued 559,268 common shares in 2012 to TCA which only satisfied $51,924 of the facility fee upon revaluation. As of December 31, 2012, accounts payable included $48,076 for the remaining payable to TCA related to the facility fee.

In connection with the securities purchase agreement with TCA, the Company issued a convertible promissory note to TCA for a principal amount of $225,000 (“TCA Note”).  The note bears interest at a rate of 12% per annum and provides for the payment of all principal and interest 12 months from the date of the note’s respective issuance.  The conversion price was determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets during the 5 business days immediately preceding the date of conversion.    The Company analyzed the TCA Note for derivative accounting consideration and determined that the TCA Note qualifies for accounting treatment as a financial derivative. The conversion feature of the TCA note was valued at $174,448 on the issuance date and recorded as debt discount. During the year ended December 31, 2011, the Company recognized $174,448 of interest expense related to the amortization of the debt discount.

TCA converted principal of $162,835 into 1,601,255 shares of the Company’s common stock during 2012 and principal of $27,840 into 300,000 shares of the Company’s common stock on January 3, 2013.

JMJ Financial

On February 22, 2011, the Company issued a $1,050,000 convertible promissory note to JMJ Financial, Inc. (“JMJ”). The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principal amount on the maturity date, February 22, 2014. The note is convertible to the Company’s common stock at a price equal to 70% of the average of the 3 lowest closing prices of the Company’s common stock in the 20 trading days prior to the conversion date. In connection with the note, the Company entered into a registration rights agreement with JMJ to provide JMJ registration rights for common shares underlying this note. The note will only be funded when the conversion price calculated on each payment date is equal to or greater than $0.015 per share and there are sufficient shares remaining in the registration statement. During 2012, JMJ converted $15,498 under this agreement into 180,000 shares of the Company’s common stock. The principal amount owed to JMJ at December 31, 2012 and 2011, is $191,663 and $207,161, respectively, from the $1,050,000 convertible promissory note. The Company analyzed the JMJ note for derivative accounting consideration and determined that the note qualifies for accounting treatment as a financial derivative and recorded an initial discount of $450,000 on the issuance date. During the year ended December 31, 2012 and 2011, the Company recorded $80,000 and $263,309 of interest expense related to the amortization of the debt discount. At December 31, 2012 and 2011, there was $106,691 and $186,691, respectively, of unamortized debt discount related to the JMJ notes.

On February 28, 2011, the Company issued a $500,000 convertible promissory note to JMJ.  The note bears interest in the form of a onetime interest charge of 8%, payable with the note’s principle amount on the maturity date, February 28, 2014.  All or a portion of this note’s principle and interest is convertible at the option of JMJ from time to time, into shares of the Company’s common stock, originally fixed at a per share conversion price equal to 70% of the average of the 3 lowest closing prices for the Company’s common stock in the 20 trading days previous to the effective date of each such conversion. No amount is owed to JMJ from the $500,000 convertible promissory note at December 31, 2012 and 2011.

The Company is currently in litigation with JMJ. See Note 11.

Individual Convertible Notes Payable

During 2012, the Company issued 22 convertible notes payable to individuals for proceeds of $956,501 in cash (“Individual Convertible Notes”). The Individual Convertible Notes mature one year from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount to be paid at maturity.

The principal amount of the Individual Convertible Notes and accrued interest are convertible into the Company’s common stock at a conversion price equal to 75% of the average of the daily volume weighted average prices of the Company's Common Stock during the 5 trading days immediately prior to the conversion date, provided that in no event, shall the note holders convert any portion of the Individual Convertible Notes when the sum of 1) the number of shares of common stock beneficially owned by the holder and its affiliates and 2) the number of shares of common stock issuable upon conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the Company’s outstanding common shares. During 2012, $856,501 of the Individual Convertible Notes with accrued interest were converted into 6,934,901 shares of the Company’s common stock. As of December 31, 2012, Individual Convertible Notes includes principal of $75,000 payable to Vincent Olmo, the Company’s COO, with a debt discount of $42,534.

In connection with the issuance of the Individual Convertible Notes, warrants to purchase 3,826,005 shares of the Company’s common stock at $0.25 per share and warrants to purchase 1,913,003 shares of the Company’s common stock at $0.50 per share were issued to investors. The warrants have a term of less than one year and expire on December 31, 2012, March 31, 2013, or June 30, 2013. $347,097 of the proceeds received from the Individual Convertible Notes was allocated to the warrants based on a grant date fair value of $589,416 calculated using a Black Scholes Model with the following assumptions: (1) 3.9% risk-free discount rate, (2) expected volatility of 155.60 ~218.64%, (3) $0 expected dividends, and (4) an expected term of 0.3~1 years based on the term of warrant.

The Company analyzed the Individual Convertible Notes for derivative accounting consideration and determined that the conversion feature of the Individual Convertible Notes qualify for accounting treatment as a financial derivative. The conversion feature of Individual Convertible Notes was valued at $777,766 on the issuance date. As a result, some of the Individual Convertible Notes were fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the Individual Convertible Notes of $182,733 was expensed immediately as additional interest expense. During the year ended December 31, 2012, the Company recognized $885,418 of interest expense related to the amortization of the debt discount. At December 31, 2012, there was $55,952 of unamortized discount related to the Individual Convertible Notes.

NOTE 8 – PAYABLE FOR INDEMNIFICATION

On February 5, 2009, the Company entered into an Indemnification Settlement Agreement with Gifford M. Mabie, founder and former Chief Executive Officer of the Company. Pursuant to the agreement, the Company agreed to indemnify Mr. Mabie for the payment of penalties, prejudgment interest and post-judgment interest to the United States Securities and Exchange Commission (“SEC”) that is part of the Final Judgment, dated March 11, 2005, in SEC v. Maxxon, Inc., Gifford M. Mabie, Jr., Thomas R. Coughlin, Jr. 02-CV-975-H(J) which resulted from actions taken in good faith by Mabie and Coughlin in the performance of duties as an officer and directors of the Company.  The payment amount stated in the Final Judgment is $1,088,067.

The agreement specifies that the Company is to periodically issue shares to a special account for Gifford Mabie in order that shares can be sold each day the market is open until the liability is satisfied.  The special account was initially funded by the Company’s common stock owned by Mr. Mabie. Total amount of stock traded by the special account is limited to 5% of the total trading volume each day. A percentage equal to Mr. Mabie’s federal and state tax liabilities to a maximum of 40% will be retained by the brokerage firm and remitted to the Internal Revenue Service and to the Oklahoma Tax Commission or the Tax Commission where Mr. Mabie resides. If Mr. Mabie receives a tax refund, that refund will be forwarded to the SEC.

On December 14, 2010, the Company issued 400,000 shares of the Company’s common stock, initially valued at $184,000, to the special account. An additional 400,000 shares were issued to the special account on March 15, 2012 with an initial value of $140,560 determined based upon the 10-day average share price prior to the date of issuance.  At each reporting date, the Company revalues the shares held in the special account and adjusts the outstanding balance. Net increases and decreases in the value of the Company’s common shares held in the special account are recorded in the current period statement of operations. As of December 31, 2012, the remaining principal balance, including the estimated taxes, to be paid was $1,347,806 based upon the Company’s valuation of the stock. For the years ended December 31, 2012 and 2011, net loss related to the stock held in the special account was $63,347 and $67,071, respectively.

NOTE 9 – DERIVATIVES – NOTE CONVERSION FEATURE

Due to the conversion feature contained in some of the notes the Company issued, the actual number of shares of common stock that would be required if a conversion of the notes was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period. In determining the fair value, the Company uses the Black-Scholes option-pricing model. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

The following is a reconciliation of the derivative liability:

Fair value at December 31, 2010	$160,659
Issuance of instruments	840,442
Decrease in value	(40,030)
Reclassification from liability to equity as a result of note conversions	(518,760)
Fair value at December 31, 2011	442,311
Issuance of instruments	952,214
Decrease in value	(131,397)
Reclassification from liability to equity as a result of note conversions	(898,326)
Fair value at December 31, 2012	$364,802

The derivative liability was valued under the Black-Scholes model with the following assumptions:

	2012			2011
Risk free interest rate	0.11%	to	0.16%	0.17%	to	0.19%
Expected life (years)	0.01	to	2.1	0	to	3
Dividend Yield		0%			0%
Volatility	130%	to	219%	0%	to	205%

NOTE 10 - MAXXON/GLOBE JOINT VENTURE AGREEMENT

In September 2005, the Company filed a patent on its RevVac™ safety syringe with Globe Med Tech which gives a 50% ownership of this patent to the Company and 50% to Globe Med Tech. On November 3, 2005, the Company (f.k.a. Maxxon, Inc.,) and Globe Med Tech, Inc. (“Globe”) entered into a definitive joint venture agreement to patent, develop, manufacture, market and distribute safety needle products throughout the world.  The Company and Globe each own 50% of the joint venture.  The Company contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto.  In connection with the agreement, the Company issued restricted shares of its common stock, valued at $625,066, to Globe.  Subsequent to December 31, 2006, the Company ended the joint venture and cancelled the shares of common stock and options that were issued to Globe pursuant to the agreement.  This patent was issued January 13, 2009.

On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe to rescind, terminate and seek monetary damages for the non-fulfillment and breach of a joint venture agreement entered into November 3, 2005, and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.  On October 29, 2008, the Company filed in the District Court of Harris County, Texas, a lawsuit for fraud and contempt of court for Globe and Andy Hu, individually.  On October 21, 2011, the Company was granted its request for summary judgment against Globe and awarded $311,440 and the return of 266,667 shares of the Company’s common stock by a Federal District Court in Tulsa County, Oklahoma.  In addition to the monetary award and the return of the Company’s common stock, Globe is also required to return all syringes, design files, and sample molds to the Company.  Furthermore, the Court ordered that Globe assign to the Company all rights to the January 2009 United States patent issued for the RevVac™ auto-retractable vacuum safety syringe.  Globe is prohibited from claiming any interest or ownership in the Company’s safety vacuum syringes going forward in the future.

On December 13, 2011, the Supreme Court of Oklahoma denied Globe’s appeal. On January 30, 2013, the court ordered a Nunc Pro Tunc decision denying all counterclaims and third party claims by Globe. Globe filed another appeal on March 1, 2013. The Company has hired legal counsel in Texas to assist in efforts to collect these damages and execute on the court order.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

MIG and SPD

On January 2, 2013, the Company won its arbitration proceeding concerning its counter claims against Richard Theriault, former manufacturer MIG and former consultant, Strategic Product Development ("SPD").  The monetary award included $770,000 in recoupment of production costs plus interest, legal fees and other arbitration costs, which will total close to $1 million. In other claims, Theriault was found guilty of fraud in the inducement and breach of contract and was found to have no rights to any of the Company's proprietary technology, files, drawings, designs, patents or products. The ruling determined that all production mold payments made by the Company to MIG for the manufacturing of production molds had instead been used by Mr. Theriault for other non-production related purposes. The panel of American Arbitration Association ruled that the only assets in which production was funded by MIG from the Company’s production payments were $50,000 in trial molds. The equipment asset on the balance sheet has been reduced by $710,000 and charged to impairment for the payments no longer associated with a production or trial mold. The $770,000 award is for the recovery of damages related to these production payments.  The gain related to this award will be recorded when collected. The Company has hired legal counsel in Massachusetts and South Carolina to assist in efforts to collect these damages.

On September 26, 2012, the Company filed suit in South Carolina Federal District Court against SPD, Richard H. Theriault, Vita S. Theriault, Darius R. Theriault, Raminta Theriault, Goddard Technologies, Inc. ("GTI") and others, claiming that the defendants purposely and materially misled and misrepresented capabilities and progress on a variety of initiatives related to the development and manufacture of the Company's RevVac™ Auto-Retractable Vacuum safety syringe to officers and directors of Revolutions Medical, which caused a delay in its production of approximately one year. The suit further alleges that Richard H. Theriault and other defendants defrauded the Company and misappropriated funds in violation of the United States' Racketeer Influenced and Corrupt Organizations ("RICO") Act and that GTI improperly assigned certain rights to the Company's new provisional patents to SPD without authorization. On February 2, 2013, Richard H. Theriault filed for bankruptcy in Massachusetts under Chapter 11.  The South Carolina lawsuit has been temporarily stayed until such time when the arbitration award against Richard H. Theriault and MIG can be ruled on in United States Federal District Court in Massachusetts, seeking judgment outside the bankruptcy court. On March 13, 2013, United States Federal District Court in Massachusetts granted an injunction against Richard H. Theriault and MIG, enjoining and restraining them from transferring or alienating any assets in their possession without approval from the Court and a hearing has been scheduled for May 7, 2013.

JMJ Financial, Inc.

On March 12, 2012, the Company filed a lawsuit against Justin Keener and JMJ in Charleston County, South Carolina.  The Company sought a rescission and financial relief for the convertible debt agreement signed February 22, 2011. The Company claimed that it was unable to deliver the shares requested in the common stock conversion requests dated January 9, 2012 for 1,000,000 shares and January 30, 2012 for 1,226,049 shares due to the risk of defaulting on the convertible debt agreement by losing Depository Trust Company “DTC” eligibility. The contract stated that the Company would be considered in default of the agreement if the Company lost DTC eligibility due to a “chill” placed upon the electronic transfer of the stock. The Company had previously been made aware of other companies that had entered into similar agreements losing DTC eligibility and felt that JMJ had put the Company in an untenable position of either defaulting by losing DTC eligibility or defaulting by failing to issue the requested shares.  The Company claimed that JMJ’s unreasonably high demands for conversion caused a “frustration” of the principal purpose of the contract and supports the rescission of the contract and a return of the parties to their respective positions before the contract was signed.  On April 12, 2012 the Company withdrew the lawsuit filed in South Carolina to pursue its rights and counterclaims in Miami-Dade County, Florida, described below.

The Company also claims the default notice issued by JMJ obligated the Company to pay JMJ the outstanding principal balance under the note along with the accrued and unpaid interest. The principal balance due at the time JMJ issued the default notice amounted to $191,663.  The Company disputes JMJ’s claims that the Company was liable for a sum far in excess of this amount based upon the default provision of the contract.

A lawsuit was filed against the Company by JMJ in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares.  JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest. On August 30, 2012, the Company filed its counterclaims against JMJ which included Fraud by Concealment, among other claims. The Company alleges that Keener and JMJ had a responsibility and obligation under Florida law to disclose not to conceal during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these type of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company's stock if DTC eligibility was "chilled". This would severely hamper future capital raises and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement.

SEC

The SEC filed a civil complaint in Federal District Court in Georgia against the Company, alleging that the Company issued four misleading press releases during the period from August 2010 through October 2010 and one misleading press release in July 2011, related to the Company’s production schedule of its auto retractable safety syringe. The SEC names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief, the SEC seeks an order requiring the defendants to disgorge money received from its equity line financing from August 2010 through May 2011, in addition to other civil penalty amounts.  The Company believes that these claims are unfounded and is vigorously defending against them; however, should the Company not prevail in such defense the amount of damages owed to the SEC could be substantial and could adversely affect the Company’s financial condition or cause the Company to cease operations.

Employment Agreements

Effective May 15, 2012, the Company and Mr. Wheet, Chief Executive Officer, entered into a 2-year employment agreement.  The agreement provides for an annual salary of $247,500 and other reasonable and customary fringe benefits.

Effective April 11, 2011, the Company and Mr. Olmo, Chief Operating Officer, entered into a 3-year employment agreement. The agreement provides for an annual salary of $165,000 modified with a cost of living adjustment annually and other reasonable and customary fringe benefits.

Effective June 1, 2011, the Company and Mr. Hodges, Chief Financial Officer, entered into a 3-year employment agreement. The agreement provides for an annual salary of $165,000 modified with a cost of living adjustment annually and other reasonable and customary fringe benefits.

Lease Agreement

On September 1, 2009, the Company entered into a 5-year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  Pursuant to the lease agreement, the Company was to pay Osprey $4,500 per month.  On July 1, 2011, the Company amended the lease agreement to include the office space adjacent to the existing office space. According to the amended lease agreement, the lease ends on July 1, 2016, and the Company is to pay Osprey $10,000 per month.  Rondald L. Wheet, our Chairman and Chief Executive Officer, is the sole member of Osprey.

NOTE 12 - PREFERRED STOCK AND COMMON STOCK TRANSACTIONS

PREFERRED STOCK

Shares Outstanding: Currently, 1,000,000 shares of preferred stock (“Preferred Stock”) are outstanding. Rondald L. Wheet, our Chief Executive Officer, owns 1,000,000 shares of Series 2006 Preferred Stock. Tom O’Brien, our former President, returned 500,000 shares of Series 2009 Preferred Stock upon his resignation in 2011.

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

Voting Rights: The holders of Preferred Stock are entitled to 125 votes for each share of common stock into which their Preferred Stock is then convertible (currently 1 share), voting together with our common stock as a single class. Cumulative voting is not permitted. Upon conversion of a share of Preferred Stock, each share of common stock issued upon the conversion will be entitled to only one vote per share.

Redemption: There are no redemption or sinking fund provisions applicable to the Preferred Stock.

2012 COMMON STOCK TRANSACTIONS

During the year ended December 31, 2012, 400,000 shares were issued under the terms of the SEC settlement agreement with Gifford Mabie.  The initial value of these shares totaled $140,560.

In the year ended December 31, 2012, the Company issued 2,751,229 shares of common stock with a total value of $516,111 for outside services.

Also, in the year ended December 31, 2012, the Company issued 1,235,000 shares of common stock for the exercise of warrants and options. The Company received cash of $258,275 and recorded a subscription receivable of $46,000.

Also, in the year ended December 31, 2012, the Company issued 13,669,072 shares of common stock for the conversions of convertible notes and accrued interest totaling $1,420,446. The derivative fair value of $898,326 for the conversion feature of these notes was reclassified on the date of conversion to additional paid-in capital.

2011 COMMON STOCK TRANSACTIONS

During the year ended December 31, 2011, 6,668,000 shares of common stock were issued as option holders exercised their options to purchase common stock receiving proceeds of $1,654,420.  Of these options exercised, 2,000,000 options were exercised by our former President, Tom O’Brien at $0.08 per share. The remainder of the options exercised was due from consultants according to the terms of their consulting agreements. 656,015 shares were issued to third party investors and investors under the terms of a Drawdown Equity Financing Agreement. The Company received net proceeds of $202,571 in connection with these share issuances.

Also during the year ended December 31, 2011, the Company issued 1,513,874 shares of common stock with a total value of $481,100 in lieu of cash as payment for outside services.

During the year ended December 31, 2011, the Company issued 3,021,738 shares of common stock for conversions of notes and accrued interest. In connection with the conversions, the reclassification of the derivative fair value related to note conversion feature totaled $963,096.

NOTE 13 - STOCK OPTIONS AND WARRANTS OUTSTANDING

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

During the year ended December 31, 2012, under the terms of the Company’s 2007 Stock Option Plan, 75,000 options were issued for consulting services exercisable at $0.25 per share, 300,000 options were issued for consulting services exercisable at $0.40 per share, and 2.5 million shares were issued to directors and an employee for service provided. The options have a term of 1~2 years and vest upon issuance. Fair value of $429,824 was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.12% to 0.21% (2) expected life of 0.7 to 2.0 years (3) expected volatility of 159% to 161% and (4) zero expected dividends.

During the course of 2012 and 2011, the Company entered into several consulting agreements to perform marketing services for the Company as it begins to enter into the production stage for the RevVac™ safety syringe. Consultants are obligated under the contract to promote the product within various spheres of influence. These spheres of influence include, but are not limited to, medical product distributors, hospitals, doctors and government agencies.

Consultants are issued options at a discount to the market price at the date of issuance. These options must be exercised within a 10 day window from the time of issuance. The consultants therefore are committed to purchasing these options in order to enter into the consultant agreement and are obligated to adhere to the terms of the agreement. The agreements are recorded as a prepaid consulting expense upon the commencement of the agreement and expensed each quarter for the duration of the agreement. The amount to be determined for the consulting expense is determined based upon the options issued using the Black-Scholes model. Since the exercise window for these options is so short, the amount of the consulting expense is recorded as the difference between the exercise price and the market price as of the date of issuance. The Company also issued options with a term of 6 months to 1 year. Value for options with such term was calculated using Black-Scholes model.

The following tables summarize information about the stock options for the years ended December 31, 2012 and 2011:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	12,834,750	$0.20	1.62	$2,708,463
Granted	9,307,000	0.34	1.02
Exercised	(6,668,000)	0.25
Expired/ Forfeited	-
Outstanding, December 31, 2011	15,473,750	0.39	2.45	869,825
Granted	2,875,000	0.18	0.98
Exercised	(575,000)	0.25
Expired/ Forfeited	(5,673,750)
Outstanding, December 31, 2012	12,100,000	0.20	1.18	150,000

The following tables summarize information about the warrants for the years ended  December 31, 2012 and 2011:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	1,871,600	$0.50	3.45	$-
Granted	1,500,000	0.50	1.00
Exercised	-
Expired/ Forfeited	-
Outstanding, December 31, 2011	3,371,600	0.39	2.45	-
Granted	5,739,008	0.33	0.15
Exercised	(660,000)	0.50
Expired/ Forfeited	(5,570,608)
Outstanding, December 31, 2012	2,880,000	0.33	0.30	-

NOTE 14 - RELATED PARTY TRANSACTIONS

In connection with the acquisition of Clear Image Acquisition Corp. by the Company, Rondald L. Wheet, Chairman and Chief Executive Officer, received 2,286,000 shares of restricted Company common stock.  Dr. Beahm, a Director, received 1,599,125 shares of restricted RevMed common stock, and Mr. O’Brien, a former Director, received 1,645,625 shares of restricted Company common stock.  Mr. Wheet and Mr. O’Brien were directors and shareholders and Dr. Beahm was a shareholder of Clear Image Acquisition Corp. prior to its acquisition by the Company.

The Company rents its office space from Osprey South, LLC. Rondald L. Wheet, Chief Executive Officer, is the sole member of Osprey.  Rent expense to Osprey was $120,000 and $99,608 for the years ended December 31, 2012 and 2011, respectively.  Rent payable to Osprey was $19,761 and $8,608 as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company had advances from Vincent Olmo, Chief Operating Officer, and Mr. Wheet of $9,194 and $32,502, respectively, for expenses paid on behalf of the Company. The Company also had a convertible note payable to Mr. Olmo with principal amount of $75,000 and debt discount of $42,534 at December 31, 2012.

At December 31, 2011, the Company had advances from Rhonda Vincent, former CFO, of $79,336 for expenses paid on behalf of the Company. Such payable has passed the statute of limitations and has been written off as of December 31, 2012.

NOTE 15 – RESTATEMENT

The Company restated its December 31, 2011 balance sheet and the statements of operations, changes in equity, and cash flows for the year ended December 31, 2011 to reflect the following adjustments:

•	The reclassification of subscription receivable from shareholder of $25,000 to contra equity (originally reported as other current assets).

•	The elimination of $311,000 gain from litigation and the corresponding amount reflected as due from litigation as the collectability of the gain is not certain.

•
The decrease of $32,633 prepaid consulting expense which represents the difference between the valuation of warrants  based on the Black-Scholes Model and the original valuation improperly determined using intrinsic value.

•
The increase in payable for indemnification of $616,379 which represents Gifford Mabie’s federal and state tax liability retained by the brokerage firm and remitted to the Internal Revenue Service and the increase of indemnification expenses of $67,072 for the change in the value of stock issued to the special brokerage for the benefit of Gifford Mabie.

•	To decrease a payable to SON Medical for $54,832 for services never performed.

The impact of the reclassifications and prior period adjustments on the accompanying balance sheet at December 31, 2011 is as follows:

	As Originally Reported	Change	As Restated
Total current assets	$1,978,711	$(368,633)	$1,610,078
Total current liabilities	2,294,274	561,547	2,855,821
Total equity	(315,563)	(930,180)	(1,245,743)

The impact of the reclassifications and prior period adjustments on the accompanying statement of operations for the year ended December 31, 2011 are as follows:

	As Originally Reported	Change	As Restated
Research and development	$111,832	$(54,832)	$57,000
General and administrative expenses	3,714,214	67,072	3,781,286
Gain from litigation	311,000	(311,000)	-
Net income available to common shareholders	(4,218,278)	(323,240)	(4,541,518)
Income per common share – basic and diluted	(0.09)		(0.09)

The impact of the reclassifications and prior period adjustments on the accompanying statement of cash flows for the year ended December 31, 2011 is as follows:

	As Originally Reported	Change	As Restated
Net cash used in operating activities	$(3,010,275)	$447,202	$(2,563,073)
Net cash used in investing activities	(471,347)	342,256	(129,091)
Net cash provided by financing activities	3,416,949	(789,458)	2,627,491

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company issued 1,466,657 common shares for the conversion of notes payable of $79,540; 789,700 common shares to officers for settlement of  $71,073 of accrued salaries based on the grant date fair value of the shares; 102,500 common shares valued at  $5,466 to service providers for settlement of accounts payable; 262,500 common shares valued at $26,250, for investor relation services; 1,453,750 shares valued at $130,838 for director fees;  and 750,000 common shares for net cash proceeds of $75,000 related to warrants and options exercised.