Form 10-K/A
period 2012-12-31
Revolutions Medical CORP
filed 2013-05-08
CIK 1041009

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

Documents Incorporated By Reference: None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) to Revolutions Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on May 2, 2013 (the “Form 10-K”), is being filed with the limited purpose of amending the Report of Independent Registered Public Accounting Firm on page F-2 to correct a scrivener’s error with respect to the date thereof.  This Amendment does not amend or otherwise update any other information in the original Form 10-K.  Accordingly, this Amendment should be read in conjunction with the original Form 10-K.

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

* filed herewith

** furnished with the Company’s Annual Report on Form 10-K, filed with the SEC on May 2, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION

Date: May 8, 2013	By:	/s/ Rondald L. Wheet
Name: Rondald L. Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2013	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rondald L. Wheet	Chief Executive Officer and Chairman	May 8, 2013
Rondald L. Wheet

/s/ Dr. Thomas Beahm	Director	May 8, 2013
Dr. Thomas Beahm

/s/ Burt Hodges	Chief Financial Officer	May 8, 2013
Burt Hodges

/s/ Vincent Olmo	Chief Operating Officer	May 8, 2013
Vincent Olmo

REVOLUTIONS MEDICAL CORPORATION

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets at December 31, 2012 and 2011	F-4

Statements of Operations for the Years Ended December 31, 2012 and 2011and From Inception (August 16, 1996) Through December 31, 2012	F-5

Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 2012 and 2011 and From Inception (August 16, 1996) Through December 31, 2012	F-6

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 and From Inception (August 16, 1996) Through December 31, 2012	F-7

Notes to Financial Statements	F-9

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
April 29, 2013

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