Form 10-Q
period 2013-03-31
Revolutions Medical CORP
filed 2013-05-21
CIK 1041009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to___________

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
Yes ☐ No ☒

As of May, 20, 2013, there were 90,935,014 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 1A.	Risk Factors.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3	Defaults Upon Senior Securities.

Item 4.	Mine Safety Disclosures.

Item 5.	Other Information.

Item 6.	Exhibits.

Signatures

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

REVOLUTIONS MEDICAL CORPORATION

INDEX TO FINANCIAL STATEMENTS

Balance Sheets at March 31, 2013 and December 31, 2012 (unaudited)	F-2

Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and From Inception (August 16, 1996) Through March 31, 2013 (unaudited)	F-3

Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and From Inception (August 16, 1996) Through March 31, 2013 (unaudited)	F-4

Notes to Financial Statements (unaudited)	F-6

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalent	$1,272	$54
Inventories	316,167	321,791
Prepaid expenses and other current assets	3,131	4,859
Total current assets	320,570	326,704

Property and equipment, net	335,039	356,656
Intangibles	110,110	106,687

Total assets	$765,719	$790,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,420,594	$1,122,371
Payable to Yeso-med	1,765,704	1,280,860
Accounts payable and accrued liabilities, related parties	147,725	73,957
Payable for indemnification	1,355,735	1,347,806
Convertible notes, net of discounts of $194,056 and $187,039, respectively	176,932	184,289
Convertible notes, related parties, net of discount of $24,041 and $42,534, respectively	50,959	32,466
Derivative liability, note conversion feature	268,249	364,802
Total liabilities	5,185,898	4,406,551

Commitments and contingencies

Stockholders’ deficit:
Series 2006 Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 77,610,014 and 72,784,907 shares issued and outstanding, respectively.	77,610	72,785
Additional paid-in capital	35,156,704	34,319,432
Subscriptions receivable	(71,000)	(71,000)
Deficit accumulated during the development stage	(39,584,493)	(37,938,721)
Total stockholders' deficit	(4,420,179)	(3,616,504)

Total liabilities and stockholders’ deficit	$765,719	$790,047

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION
 (A Development Stage Company)
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From Inception (August 16, 1996) Through March 31, 2013
		(Restated)
Revenue	$1,300	$-	$2,489

Cost of revenue	574	-	9,774
Loss on firm purchase commitment	484,091	-	1,267,684
Cost of goods sold	484,665	-	1,277,458

Gross loss	(483,365)	-	(1,274,969)
Operating expenses:
Research and development	-	71,388	2,935,949
Depreciation and amortization	24,176	6,099	229,287
General and administrative expenses	1,086,754	1,573,095	28,385,558
Impairment of assets	-	-	4,570,007
Gain on disposal of assets	-	-	(794)
Total operating expenses	1,110,930	1,650,582	36,120,007

Operating loss	(1,594,295)	(1,650,582)	(37,394,976)
Other income (expense):
Interest expense	(117,370)	(533,436)	(2,747,075)
Investment income	-	-	170,753
Loss on extinguishment of debt	(6,250)	-	(145,962)
Gain on change in fair value of derivative liabilities	72,896	82,009	26,920
Other income, net	(753)	-	322,425
Total other income (expense)	(51,477)	(451,427)	(2,372,939)

Net loss	(1,645,772)	(2,102,009)	(39,767,915)
Net loss attributable to the non-controlling interest	-	-	(183,422)
Net loss attributable to Revolutions Medical Corporation	$(1,645,772)	$(2,102,009)	$(39,584,493)

Weighted average common shares outstanding – basic and diluted	75,454,170	56,554,145

Net loss per common share – basic and diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		From Inception (August 16, 1996) Through March 31,
	2013	2012	2013
		(Restated)
Cash flows from operating activities:
Net loss	$(1,645,772)	$(2,102,009)	$(39,584,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,176	6,099	229,287
Stock-based compensation expense	351,408	978,172	12,968,139
Stock options and warrants modification expense	148,127	-	198,127
Impairment of assets	-	-	4,570,007
Gain on disposal of assets	-	-	(794)
Amortization debt discounts	103,067	494,324	1,964,285
Interest expense incurred on issuance of convertible debt	-	-	174,745
Gain on change in fair value of derivative liabilities	(72,896)	(82,009)	(26,920)
Change in operating assets and liabilities:
Inventories	5,624	(1,950)	(316,167)
Prepaid expenses and other current assets	1,728	(8,025)	(3,131)
Accounts payable and accrued liabilities	822,541	207,792	3,896,913
Accounts payable and accrued liabilities – related parties	73,768	-	147,725
Payable for indemnification	7,929	-	1,813,325
Net cash used in operating activities	(180,300)	(507,606)	(13,968,952)

Cash flows from investing activities:
Purchase of property and equipment	-	(116,098)	(992,907)
Proceeds from sale of fixed assets	-	-	794
Payments for license and patents	(5,982)	(24,301)	(167,520)
Investment in Ives Health Company and The Health Club	-	-	(261,997)
Net cash used in investing activities	(5,982)	(140,399)	(1,421,630)

Cash flows from financing activities:
Capital contribution	-	-	802,154
Proceeds from issuance of common stock through cash- exercise of stock options and warrants	85,000	26,775	3,497,412
Proceeds from issuance of notes for cash	102,500	653,450	3,078,501
Proceeds from loans from shareholders	-	-	15,707
Repayment of loans from shareholders	-	-	(8,005)
Repayment of notes	-	-	(157,325)
Proceeds for issuance of common stock for cash	-	-	8,163,410
Net cash provided by financing activities	187,500	680,225	15,391,854

Net change in cash	1,218	32,220	1,272
Cash at beginning of period	54	4,844	-
Cash at end of period	$1,272	$37,064	$1,272

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,		From Inception (August 16, 1996) Through March 31,
	2013	2012	2013
		(Restated)

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash financing and investing activities:
Common stock issued for conversion of debt	$102,840	$322,345	$4,687,415
Shares issued for indemnification agreement	-	140,560	457,590
Debt discount on convertible notes	71,271	153,165	2,405,422
Beneficial conversion feature	-	117,124	58,762
Common stock issued in connection with Merger	-	-	300
Common stock issued for acquisition of Clear Image	-	-	3,093,948
Common stock issued for investment	-	-	289,009
Preferred stock forfeited	-	-	500

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited interim financial statements of Revolutions Medical Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2012 on Form 10-K filed on May 2, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2012 have been omitted.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

Inventories include only finished goods and are valued at the lower of cost or market, with cost being determined using weighted average cost.  The Company compares the average cost to the market price and records the lower value.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off. As of March 31, 2013 and December 31, 2012, no allowance for inventory was recorded.

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

Depreciation and amortization expense is recorded on a straight-line basis over the estimated useful life of the asset as listed below:

Asset Category	Useful Lives
Machinery and equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of leasehold improvement life or remaining term of lease

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

Research and Development

Research and development costs are expensed as incurred.  The Company incurred $0, $71,388 and $2,935,949 of research and development expenses for the three months ended March 31, 2013 and 2012, and for the period from August 16, 1996 (inception) through March 31, 2013.

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

The following table summarizes fair value measurements by level at March 31, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,272	$—	$—	$1,272

Derivative liability	$—	$—	$268,249	$268,249

The following table summarizes fair value measurements by level at December 31, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$54	$—	$—	$54

Derivative liability	$—	$—	$364,802	$364,802

Revenue Recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment from the manufacturing facility in Wuxi, China or from our warehouse facility in Ladson, South Carolina; when price is fixed or determinable; and when collection is reasonably assured.  Sales through the Company’s distribution relationship with McKesson Corporation (“McKesson”) are recognized according to the terms of the distribution contract. Under these terms, McKesson has the right to return any unsold product shipped by the Company from its initial stocking order for a full refund. The Company will recognize these shipments as revenue when McKesson sells the product to an end user or customer and is no longer able to return unused product for a refund.  Any subsequent orders from McKesson that go directly to end user or customer are recognized as revenue in accordance with Company revenue recognition policies.

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

Earnings (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. For the three months ended March 31, 2013, potentially issuable shares, including options and warrants to purchase 18,689,008 shares of the Company’s common stock and notes payable convertible to 8,577,214 shares of the Company’s common stock, have been excluded from the calculation. For the three months ended March 31, 2012, potentially issuable shares, including options and warrants to purchase 22,895,350 shares of the Company’s common stock and notes payable convertible to 7,826,910  shares of the Company’s common stock have been excluded from the calculation.

Subsequent Events

The Company has evaluated all transactions occurring through the date of issuance of the financial statements for subsequent event disclosure consideration.

New Accounting Standards

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not established significant sources of revenues to fund the development of its business and pay operating expenses, resulting in a cumulative net loss of $39,584,493 for the period from inception (August 16, 1996) to March 31, 2013. The ability of the Company to continue as a going concern during the next year depends on successful sales of its RevVac™ safety syringe and completion of the Company’s capital raising efforts to fund the development of its 1ml, including insulin, 5ml and 10ml auto- retractable vacuum safety syringes. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	March 31, 2013	December 31, 2012
Equipment	$353,235	$353,235
Leasehold improvement	44,000	44,000
Furniture	49,147	49,147
Subtotal	446,382	446,382
Less: accumulated depreciation	(111,343)	(89,726)
Property and equipment, net	$335,039	$356,656

For the three months ended March 31, 2013 and 2012, the Company recognized depreciation and amortization expense related to property and equipment of $21,617 and $1,957, respectively.

During 2012, the Company impaired $710,000 of the $760,000 production mold payments made to Medical Investment Group, Inc. (“MIG”) in 2011 and wrote off an $80,000 prepayment to MIG. The impairment charge was based upon the arbitration hearing against MIG in November, 2012. The hearing and the final ruling made clear that all production mold payments made by the Company to MIG for the manufacturing of production molds had instead been used by Mr. Theriault, a representative of MIG, for other non-production related purposes. The American Arbitration Association panel ruled that the only assets in which production was funded by MIG from the Company’s production payments were $50,000 in trial molds. From the time that these payments were made by the Company, the Company believed that each mold payment was being used by MIG for the manufacturing of the final production molds for the 3ml RevVac™ auto-retractable vacuum safety syringe. During the arbitration proceeding, Mr. Theriault disclosed that no such payments, besides $50,000 in trial mold payments, were ever used for the production of the final molds for the RevVac™ auto-retractable vacuum safety syringe. The arbitration panel ruled that a total of $770,000 awarded to the Company.  The Company has not received such payment to date. Gain related to this award will be recorded when collected of which there is no assurance.

NOTE 4 – INTANGIBLES

Intangibles

The following is a summary of the Company’s intangibles:

	March 31, 2013	December 31, 2012
Patent	$152,520	$146,538
Less: accumulated amortization	(42,410)	(39,851)
Intangibles , net	$110,110	$106,687

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

The Company is also engaged in the development of technology which can segment and reference MRI images.  By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in three dimensions.  Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded.  By “referencing” the image to a database, the user can obtain similar, identified images to aid the user in interpretation of the image being studied.  The Company currently owns 4 separate patent applications, filed in June of 2007, each of which received USPTO office actions, which is the need for more information, during 2010, 2011 and 2012.  The Company has been working through this patent application process and believes that new additional provisional patents and software copyrights will be filed protecting improvements to its software and this proprietary technology

For the three months ended March 31, 2013 and 2012, the Company recognized amortization expense of $2,559 and $4,142, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following is a summary of the Company’s accounts payable and accrued liabilities:

	March 31, 2013	December 31, 2012
Accounts payable	$660,363	$432,436
Accrued payroll liabilities and related penalties	505,146	411,670
Accrued salary	103,936	143,167
Accrued interest	143,070	134,559
Other accruals	8,079	539
Total accounts payable and accrued liabilities	$1,420,594	$1,122,371

As of March 31, 2013 and December 31, 2012, the Company had accrued $505,146 and $411,670, respectively, pursuant to employment state and federal payroll tax liabilities and related penalties.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  A tax lien in the amount of $1,227 was filed against the Company on June 18, 2012 by the South Carolina Department of Revenue due to these delinquent payments.  Action by federal taxing authorities has not been initiated or threatened at this point.  There is no assurance, however, that such action will not be initiated in the future.

NOTE 6 – PAYABLE TO YESO-MED

On December 1, 2011, the Company entered into a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”). Pursuant to the agreement, commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. If the Company does not place with Yeso-med the minimum order for a single month, Yeso-med shall have the right to receive payments from the Company equal to 50% of the supply price of each unit below the minimum order amount required for that month.  The Company has the right to have the amount paid under this requirement to serve as payment against future orders provided the quantity ordered exceeds the minimum quantity for that month. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any order after July 2012.  As of March 31, 2013 and December 31, 2012, a payable was recorded to Yeso-med related to this minimum purchase requirement of $1,267,684 and $783,593, respectively. During the three months ended March 31, 2013, $484,091 was recorded as a loss on firm purchase commitments.

The payable to Yeso-med also included amounts due for product purchased of $208,501 and $208,258 as of March 31, 2013 and December 31, 2012, respectively, and amounts due for equipment purchased of $289,519 and $289,009 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

At March 31, 2013 and December 31, 2012, notes payable consisted of the following:

	March 31, 2013	December 31, 2012
Convertible Promissory Note Payable to JMJ Financial, unsecured, one time interest charge of 8%, due on February 22, 2014	$191,663	$191,663
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on March 21, 2013, fully converted in January 2013	-	7,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on May 10, 2013	-	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on August 27, 2013	42,500	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8.0% per annum, with payment due on December 6, 2013	42,500	-
Convertible Promissory Note Payable to Carebourn Capital, L.P., unsecured, interest rate of 8.0% per annum, with payment due on December 19, 2013	60,000	-
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, secured by all of the Company’s assets, interest rate of 12.0% per annum, with payment due on January 3, 2013	34,325	62,165
Convertible Promissory Note Payable issued in the course of a private placement to individuals, unsecured, interest rate of 8.0% per annum, with payment due on June 26, 2013	75,000	100,000
Total	445,988	446,328
Less: debt discount	(218,097)	(229,573)
	$227,891	$216,755

Asher Enterprises

On February 28, 2013, the Company issued a convertible promissory note to Asher Enterprises for proceeds of $42,500 in cash (“2013 Asher Note”). The note was convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest 3 trading prices for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date market price and (2) a fixed conversion price of $0.00009 per share. The Company analyzed the conversion feature of the 2013 Asher Note for derivative accounting consideration and determined that the conversion feature for the 2013 Asher Notes does not qualify for accounting treatment as a financial derivative. The 2013 Asher Note has a beneficial conversion feature discount of $42,500, within which $4,143 has been amortized. During the three months ended March 31, 2012, the Company also recorded interest expense of $44,385 related to the amortization of debt discount on notes issued in 2012 to Asher Enterprises. At March 31, 2013, there was $60,902 of unamortized discount related to the unconverted Asher Notes.

During the three months ended March 31, 2013, Asher Enterprises converted principal of $50,000 with accrued interest into 1,166,657 shares of the Company’s common stock.

TCA Global Credit Master Fund, LP

On January 3, 2012, the Company entered into a securities purchase agreement with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which, TCA would purchase up to $2,000,000 of the Company’s common stock. The Company agreed to pay a $100,000 facility fee by issuing to TCA a number of the Company’s common shares (“facility shares”). To determine the number of shares issuable to TCA for the facility fee, the Company’s common stock was valued at a volume weighted average price at January 2, 2012. The facility shares should be adjusted 9 months after January 2, 2012 by the volume weighted average prices of the Company’s common stock 5 trading days prior to the revaluation date. On August 13, 2012, the Company and TCA agreed to terminate the committed equity financing agreement based on the Company’s failure to achieve bulletin board listing as required under the agreement. The Company has issued 559,268 common shares in 2012 to TCA which only satisfied $51,924 of the facility fee upon revaluation. As of March 31, 2012, accounts payable included $48,076 for the remaining payable to TCA related to the facility fee.

In connection with the securities purchase agreement with TCA, the Company issued a convertible promissory note to TCA for a principal amount of $225,000 (“TCA Note”).  The note bears interest at a rate of 12% per annum and provides for the payment of all principal and interest 12 months from the date of the note’s respective issuance.  The conversion price was determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets during the 5 business days immediately preceding the date of conversion.    The Company analyzed the TCA Note for derivative accounting consideration and determined that the TCA Note qualifies for accounting treatment as a financial derivative. The conversion feature of the TCA note was valued at $174,448 on the issuance date and recorded as debt discount which was fully amortized in 2012.

TCA converted principal of $27,840 into 300,000 shares of the Company’s common stock on January 3, 2013.

JMJ Financial

On February 22, 2011, the Company issued a $1,050,000 convertible promissory note to JMJ Financial, Inc. (“JMJ”). The note bears interest in the form of a one-time interest charge of 8%, payable with the note’s principal amount on the maturity date, February 22, 2014. The note is convertible to the Company’s common stock at a price equal to 70% of the average of the 3 lowest closing prices of the Company’s common stock in the 20 trading days prior to the conversion date. In connection with the note, the Company entered into a registration rights agreement with JMJ to provide JMJ registration rights for common shares underlying this note. The note will only be funded when the conversion price calculated on each payment date is equal to or greater than $0.015 per share and there are sufficient shares remaining in the registration statement. During 2012, JMJ converted $15,498 under this agreement into 180,000 shares of the Company’s common stock. The principal amount owed to JMJ at March 31, 2013 and December 31, 2012, is $191,663 and $191,663, respectively, from the $1,050,000 convertible promissory note. The Company analyzed the JMJ note for derivative accounting consideration and determined that the note qualifies for accounting treatment as a financial derivative and recorded an initial discount of $450,000 on the issuance date. During the three months ended March 31, 2013 and 2012, the Company recorded $19,726 and $19,726 of interest expense related to the amortization of the debt discount. At March 31, 2013 and December 31, there was $86,965 and $106,691, respectively, of unamortized debt discount related to the JMJ notes.

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

The principal amount of the Individual Convertible Notes and accrued interest are convertible into the Company’s common stock at a conversion price equal to 75% of the average of the daily volume weighted average prices of the Company's Common Stock during the 5 trading days immediately prior to the conversion date, provided that in no event, shall the note holders convert any portion of the Individual Convertible Notes when the sum of 1) the number of shares of common stock beneficially owned by the holder and its affiliates and 2) the number of shares of common stock issuable upon conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the Company’s outstanding common shares. During 2013, $25,000 of the Individual Convertible Notes with accrued interest were converted into 353,727 shares of the Company’s common stock. The Company reclassified the $25,000 to stock payable as such shares have not been issued. As of March 31, 2013 and December 31, 2012, Individual Convertible Notes includes principal of $75,000 payable to Vincent Olmo, the Company’s COO, with a debt discount of $24,041 and $42,534, respectively.

In connection with the issuance of the Individual Convertible Notes, warrants to purchase 3,826,005 shares of the Company’s common stock at $0.25 per share (“ $0.25 Warrant”) and warrants to purchase 1,913,003 shares of the Company’s common stock at $0.50 per share (“$0.50 Warrant”) were issued to investors. The warrants have a term of less than one year and original expire during December 31, 2012 and June 30, 2013.

$347,097 of the proceeds received from the Individual Convertible Notes was allocated to the warrants based on a grant date fair value of $589,416 calculated using a Black Scholes Model with the following assumptions: (1) 3.9% risk-free discount rate, (2) expected volatility of 155.60 ~218.64%, (3) $0 expected dividends, and (4) an expected term of 0.3~1 years based on the term of warrant.

On March 1, 2013, the Company extended the expiration date of the $0.25 Warrant to June 30, 2013 and the $0.50 Warrant to September 30, 2013. Warrants to purchase 2,859,008 shares of the Company’s common stock originally expired on December 31, 2012 were reissued to the note holders. The Company recorded $148,127 modification expense related to the extension.

The Company analyzed the Individual Convertible Notes for derivative accounting consideration and determined that the conversion feature of the Individual Convertible Notes qualify for accounting treatment as a financial derivative. The conversion feature of Individual Convertible Notes was valued at $777,766 on the issuance date. As a result, some of the Individual Convertible Notes were fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the Individual Convertible Notes of $182,733 was expensed immediately as additional interest expense. During the three months ended March 31, 2013 and 2012, the Company recognized $32,671 and $142,075 of interest expense related to the amortization of the debt discount. At March 31, 2013 and December 31, 2012, there was $24,041 and $56,712 of unamortized discount related to the Individual Convertible Notes, respectively.

Carebourn Capital

On March 19, 2013, the Company issued a convertible promissory note to Carebourn Capital for proceeds of $60,000 in cash. (“2013 Carebourn Note”). The note was convertible to the Company’s common stock at a conversion price equal to 55% multiplied by the average of the lowest 3 trading prices for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date market price. The Company analyzed the conversion feature of the 2013 Carebourn Note for derivative accounting consideration and determined that the conversion feature for the 2013 Carebourn Notes does not qualify for accounting treatment as a financial derivative. The 2013 Carebourn Note has a beneficial conversion feature discount of $49,091, within which $2,142 has been amortized. At March 31, 2013, there was $46,949 of unamortized discount related to the 2013 Carebourn Note.

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

On December 14, 2010, the Company issued 400,000 shares of the Company’s common stock, initially valued at $184,000, to the special account. An additional 400,000 shares were issued to the special account on March 15, 2012 with an initial value of $140,560 determined based upon the 10-day average share price prior to the date of issuance.  At each reporting date, the Company revalues the shares held in the special account and adjusts the outstanding balance. Net increases and decreases in the value of the Company’s common shares held in the special account are recorded in the current period statement of operations. As of March 31, 2013 and December 31, 2012, the remaining principal balance, including the estimated taxes, to be paid was $1,355,735 and $1,347,806, respectively based upon the Company’s valuation of the stock. For the three months ended March 31, 2013 and 2012, net loss related to the stock held in the special account was $7,929 and $5,731 respectively.

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

The following is a reconciliation of the derivative liability:

Fair value at December 31, 2012	$364,802
Decrease in value	72,896
Reclassification from liability to equity as a result of note conversions	23,657
Fair value at March 31, 2013	$268,249

The derivative liability was valued under the Black-Scholes model with the following assumptions:

	March 31, 2013			December 31, 2012
Risk free interest rate		0.14%		0.11%	to	0.16%
Expected life (years)	0.0001	to	0.9	0.01	to	2.1
Dividend Yield		0%			0%
Volatility	161%	to	216%	130%	to	219%

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

On December 13, 2011, the Supreme Court of Oklahoma denied Globe’s appeal. On January 30, 2013, the court ordered a Nunc Pro Tunc decision denying all counterclaims and third party claims by Globe and Globe filed another appeal on March 1, 2013.  On April 30, 2013, the Company exercised its legal rights under a writ of execution in Harris County, Texas, pursuant to which the Company, along with its attorneys and county constables, seized all valuable property from Globe Med Tech’s office including 266,667 restricted shares of common stock of Revolutions Medical, all design and patent files relating to its auto retractable vacuum safety syringe, furniture, computers, phones and other office equipment and information.  Globe’s web hosting company has been notified and ordered under the judgment and writ of execution to shut down Globe’s website until all information and references of ownership, patents and awards regarding the auto-retractable vacuum safety syringe are removed from the website. The Company will continue to use all available legal means under the judgment until all monies are collected and the judgment is satisfied in full.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

MIG and SPD

On January 2, 2013, the Company won its arbitration proceeding concerning its counter claims against Richard Theriault, former manufacturer MIG and former consultant, Strategic Product Development ("SPD").  The monetary award included $770,000 in recoupment of production costs plus interest, legal fees and other arbitration costs, which will total close to $1 million. In other claims, Theriault was found guilty of fraud in the inducement and breach of contract and was found to have no rights to any of the Company's proprietary technology, files, drawings, designs, patents or products. The ruling determined that all production mold payments made by the Company to MIG for the manufacturing of production molds had instead been used by Mr. Theriault for other non-production related purposes. The panel of American Arbitration Association ruled that the only assets in which production was funded by MIG from the Company’s production payments were $10,000 in trial molds. The equipment asset on the balance sheet has been reduced by $710,000 and charged to impairment for the payments no longer associated with a production or trial mold. The $770,000 award is for the recovery of damages related to these production payments.  The gain related to this award will be recorded when collected. The Company has retained counsel in Massachusetts and South Carolina to assist in efforts to collect these damages.

On September 26, 2012, the Company filed suit in South Carolina Federal District Court against SPD, Richard H. Theriault, Vita S. Theriault, Darius R. Theriault, Raminta Theriault, Goddard Technologies, Inc. ("GTI") and others, claiming that the defendants purposely and materially misled and misrepresented capabilities and progress on a variety of initiatives related to the development and manufacture of the Company's RevVac™ Auto-Retractable Vacuum safety syringe to officers and directors of Revolutions Medical, which caused a delay in its production of approximately one year. The suit further alleges that Richard H. Theriault and other defendants defrauded the Company and misappropriated funds in violation of the United States' Racketeer Influenced and Corrupt Organizations ("RICO") Act and that GTI improperly assigned certain rights to the Company's new provisional patents to SPD without authorization. On February 2, 2013, Richard H. Theriault filed for bankruptcy in Massachusetts under Chapter 11.  The South Carolina lawsuit has been temporarily stayed until such time when the arbitration award against Richard H. Theriault and MIG can be ruled on in United States Federal District Court in Massachusetts, seeking judgment outside the bankruptcy court. On March 13, 2013, United States Federal District Court in Massachusetts granted an injunction against Richard H. Theriault and MIG, enjoining and restraining them from transferring or alienating any assets in their possession without approval from the Court. On May 6, 2013 that court upheld its ruling in favor of continuing the injunction. The Company is now awaiting a ruling from the bankruptcy court to set aside its arbitration award outside of the bankruptcy so that the Company can lift the stay, confirm the judgment and proceed with its court cases and its efforts to seek monetary satisfaction of its award against Theriault and MIG.

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

SEC

On September 20,2012, the SEC filed a civil complaint in Federal District Court in Georgia against the Company, alleging that the Company issued four misleading press releases during the period from August 2010 through October 2010 and one misleading press release in July 2011, related to the Company’s production schedule of its auto retractable safety syringe. The SEC names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief, the SEC seeks an order requiring the defendants to disgorge money received from its equity line financing from August 2010 through May 2011, in addition to other civil penalty amounts. In April 2013, the SEC identified Phillip Maurice Hicks a/k/a Marty Hicks as its client or whistle blower. In September of 2011, a South Carolina Circuit Court declared Mr. Hicks to be liable by default for internet defamation of the Company and Rondald L. Wheet, CEO. The Company and Mr. Wheet are awaiting a hearing by a special referee to determine monetary damages against Mr. Hicks. The Company, in consultation with its legal counsel, intends to vigorously defend itself and its Chief Executive Officer, Rondald L. Wheet, against these claims.

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

2013 Common Stock Transactions

During the three months ended March 31, 2013, the Company issued 1,818,750 shares of common stock with a total value of $160,750 for consulting services, legal services and director fees; issued 789,700 shares to employees for wages accrued  in 2012 totaling $71,074.

Also, during the three months ended March 31, 2013, the Company received $85,000 cash for the exercise of warrants and options for 850,000 shares of common stock. The Company recorded a stock payable of $10,000 related to 100,000 shares that have not been issued.

Also, during the three months ended March 31, 2013, the Company issued 1,466,657 shares of common stock for the conversions of convertible notes and accrued interest totaling $81,240. The derivative fair value of $23,658 for the conversion feature of these notes was reclassified on the date of conversion to additional paid-in capital.

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

During the three months ended March 31, 2012, under the terms of the Company’s 2007 Stock Option Plan, 850,000 options were issued for consulting services exercisable at $0.10 per share, 850,000 options were issued for consulting services exercisable at $0.25 per share, and 75,000 options were issued for consulting services exercisable at $0.50 per share. The options have a term of 10 days~6 months and vest upon issuance. Fair value of $44,908 was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.10% to 0.18% (2) expected life of 0.03 to 1.06 years (3) expected volatility of 163% to 215% and (4) zero expected dividends.

From time to time, the Company enters into consulting agreements to perform marketing services for the Company as it begins to enter into the production stage for the RevVac™ safety syringe. Consultants are obligated under the contract to promote the product within various spheres of influence. These spheres of influence include, but are not limited to, medical product distributors, hospitals, doctors and government agencies.

Consultants are issued options at a discount to the market price at the date of issuance. The amount to be determined for the consulting expense is determined based upon the options issued using the Black-Scholes model.

The following tables summarize information about the stock options for the three months ended March 31, 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	12,100,000	$0.20	1.18	$150,000
Granted	1,775,000	0.19	0.12	22,367
Exercised	(850,000)	0.10	0.00
Expired/ Forfeited	(75,000)	0.50
Outstanding, March 31, 2013	12,950,000	0.20	0.89	50,000

The following tables summarize information about the warrants for the three months ended March 31, 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	2,880,000	0.33	0.30	-
Granted	2,859,008	0.33	0.33
Exercised	-	-
Expired/ Forfeited	-	-
Outstanding, March 31, 2013	5,739,008	0.33	0.33	-

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company rents its office space from Osprey South, LLC. Rondald L. Wheet, Chief Executive Officer, is the sole member of Osprey.  Rent expense to Osprey was $30,000 and $30,000 for the three months ended March 31, 2013 and 2012, respectively.  Rent payable to Osprey was $22,962 and $19,761 as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, the Company had advances from Vincent Olmo, Chief Operating Officer of $13,880 and $9,194, respectively, for expenses paid on behalf of the Company. As of March 31, 2013 and December 31, 2012, the Company had advances from Mr. Wheet of $96,324 and $32,502, respectively, for expenses paid on behalf of the Company. As of March 31, 2013 and December 31, 2012, the Company had advances from Burt Hodges, Chief Financial Officer of $2,059 and $0, respectively, for expenses paid on behalf of the Company. The Company also had a convertible note payable to Mr. Olmo with principal amount of $75,000 at March 31, 2013.

NOTE 15 – RESTATEMENT

The Company restated its statements of operations and cash flows for the three months ended March 31, 2012 to reflect the following adjustments:

•	The increase of $73,136 option expense which represents the difference between the valuation of employee stock option based on the Black-Scholes Model and the original valuation improperly determined.

•	The increase in payable for estimated penalties of $20,252 related payroll tax liabilities.

•	The decrease of $4,416 amortization expense to properly amortize the patent costs.

•	The increase of interest expense of $96,873 related to the amortization of beneficial conversion feature of certain convertible notes issued.

The impact of the reclassifications and prior period adjustments on the accompanying statement of operations for the three months ended March 31, 2012 are as follows:

	As Originally Reported	Change	As Restated
General and administrative expenses	$1,479,707	$93,388	$1,573,095
Depreciation and amortization	10,515	(4,416)	6,099
Interest expense	436,563	96,873	533,436
Net loss attributable to common shareholders	1,916,164	185,845	2,102,009
Income per common share – basic and diluted	(0.03)		(0.04)

The impact of the reclassifications and prior period adjustments on the accompanying statement of cash flows for the three months ended March 31, 2012 is as follows:

	As Originally Reported	Change	As Restated
Net cash used in operating activities	$(1,038,427)	$530,821	$(507,606)
Net cash used in investing activities	(15,743)	(124,656)	(140,399)
Net cash provided by financing activities	1,086,390	(406,165)	680,225

NOTE 16 – SUBSEQUENT EVENTS

On April 23, 2013, the Company issued a convertible promissory note to an individual for proceeds of $50,000 in cash. The note is convertible to the Company’s common stock at a conversion price equal to 63% multiplied by the average of the daily volume weighted average prices of the Company’s  common stock during the five trading days immediately prior to the conversion date. The note carries 8% annual interest and is due in one year. In connection with the issuance of the note, the Company also issued 1) Warrant A to purchase 200,000 shares of the Company’s common stock at $0.25 per share and 2) Warrant B to purchase 100,000 shares of the Company’s common stock at $0.5 per share. Warrant A expires on June 30, 2013 or such later date as determined in the agreement. Warrant B expires on September 30, 2013 or such later date as determined in the agreement.

Effective on April 24, 2013, the Branded Distribution Agreement dated January 1, 2013 between the Company and Cardinal Health is terminated without cause pursuant to the agreement.

On May 8, 2013, the Company issued 200,000 shares of common stock to a consultant for the exercise of 200,000 options and received $10,000 in cash.

On May 9, 2013 the Company issued 3,250,000 shares of common stock to TCA Global Credit Master Fund, LP (“TCA”). According to the terms of the securities purchase agreement (the “Purchase Agreement”), TCA shall purchase from the Company up to $2,000,000 of senior secured convertible redeemable debentures (the “Debentures”). The Debentures shall be purchased in a series of closings and pursuant to the first such closing, TCA purchased that certain senior convertible redeemable debenture in the amount of $250,000. The Company also issued to TCA 9,375,000 shares, which were pledged as security for the Purchase Agreement and will be held with an escrow agent until such time as the full payment and performance of all of the obligations of the Company have been satisfied in accordance with the terms of the Purchase Agreement.

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

Plan of Operations

The Company has begun sales of its 3ml RevVac™ safety syringe through introduction to distributors, advertisements through its online sales program, attendance at numerous industry trade shows and a direct marketing campaign. The Company expects to be in full scale production by October 2013 for its 1ml, including insulin, 5ml and 10ml RevVac™ safety syringes.  When all sizes of the RevVac™ safety syringe are in production, the Company believes that it can ship a total of 30 million RevVac™ safety syringes for the following twelve month period.

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

During 2010, Revolutions Medical entered into two university clinical studies utilizing its proprietary MRI software tools. These first two clinical studies are for cases involving head trauma and brain masses. These results are expected to clinically validate the use of its MRI software tools as an additional application to enhance the diagnostic confidence of physicians. In preparation for the expected commercial launch of the MRI software suite of products, the Company hired Strata Corporation (“Strata”) in March 2012. Strata is an expert in computer software and programming and the Company believes that by the first quarter of 2014, the first application of RevColor™, RevDisplay™ and Rev3D™ will be commercially available. The launch of this product will be a “software as a service” (SaaS) business model, where customers will log on to our secure website and send current black and white images to the Company via high speed internet (teleradiology), and the images will be sent back to the customer in color and three dimensional with auto segmentation. Preliminarily, the Company will charge a per-use fee, but may expand depending upon volume into monthly service agreements. Potential customers could include MRI centers, doctors, hospitals and even patients.

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

Results of Operations

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues

During the three months ended March 31, 2013, the Company had $1,300 in revenues as it began making sales to its domestic and international distributors to assist in the introduction of the RevVac™ safety syringe to primary care, ambulatory care and governmental markets. The Company had no revenue in the first three months of 2012.

Loss on firm purchase commitment

During the three months ended March 31, 2013, the Company incurred $484,665 in loss on firm purchase commitment, compared to $0 for the same period in 2012. The loss was related to a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”) entered on December 1, 2011 which states that commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any order after July 2012.

General and Administrative Expenses

During the three months ended March 31, 2013, the Company incurred $1,086,754 in general and administrative expenses, compared to $1,573,095 for the same period in 2012. Compensation costs related to the issuance of options to officers and directors during the three months ended March 31, 2013, totaled $110,763, compared to $330,343 for the same period in 2012.

Further, consulting agreement fees and legal fees were $154,608 and $190,766, respectively, for the three months ended March 31, 2013, a decrease in consulting fees of $190,773 and a decrease in legal fees of $82,884, respectively, compared to $345,381 and $273,650 for the same period in 2012. The decrease in consulting fees was partly due to the decrease in expenses for individual consulting agreements for business development. The decrease in legal fees was due primarily to decreased expenses for SEC attorney fees.

Interest expense

Interest expenses decreased to $117,370 during the three months ended March 31, 2013, compared to $533,436 for the same period in 2012. This decrease is due primarily to the convertible debt agreements entered into with individual investors during the three months ended March 31, 2012.

Net Loss

Net loss for the three months ended March 31, 2013 was $1,645,772 compared to $2,102,009 for the same period in 2012, as the Company decreased convertible debt interest expenses, legal fees, consulting fees and employee option compensation expenses while expenses for cost of goods sold increased in the first three months of 2013 compared to the same period in 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company did not have and currently does not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the three months ended March 31, 2013 and March 31, 2012, was $180,300 and $507,606, respectively. The net loss for the three months ended March 31, 2013 and 2012, was $1,645,772 and $2,102,009, respectively. This decrease is primarily attributable to the decreased expense related to legal expenses, consulting fees, other compensation expenses, and the interest and derivative expenses related to the convertible debt agreements.

Net cash used for investing activities for the three months ended March 31, 2013 and March 31, 2012, was $5,982 and $140,399, respectively. This cash used for investing activities in the first three months of 2013 is a result of legal expenses related to patent development for the RevVac™ safety syringe. Cash used for investing activities for the three months ended March 31, 2012 was mainly $116,098 payment for purchase of equipment.

Net cash obtained through all financing activities for three months ended March 31, 2013, was $187,500, as compared to $680,225 for the three months ended March 31, 2012.  In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it is acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Proceeds from issuance of common stock through cash- exercise of stock options and warrants were $85,000 for the three months ended March 31, 2013 as compared to $26,775 for the three months ended March 31, 2012. This increase is due primarily to an increase in consulting agreements and the options exercised under the terms of these agreements. Proceeds from issuance of notes for cash were $102,500 for the three months ended March 31, 2013 as compared to $653,450 for the three months ended March 31, 2012.

As of March 31, 2013, the Company did not have and currently does not have sufficient cash to pay present obligations as they become due. The Company secured a credit facility with TCA Global Credit Master Fund, LP on May 1, 2013 to fund additional domestic orders but we continue to search for additional financing to generate the liquidity necessary to continue our operations. Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. Because of these uncertainties, the auditors have expressed substantial doubt about our ability to continue as a going concern if sales of the RevVac™ safety syringe do not increase significantly to pay current obligations. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Because we do not currently generate significant cash from operations and have only one credit facility available, our only means of funding is through the sale of our common stock. We presently have 250,000,000 shares of common stock authorized, of which 77,610,014 shares were issued and outstanding as of March 31, 2013. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Our estimated working capital requirement for the next 12 months is $2,700,000 with an estimated burn rate of $225,000 per month.

The following table summarizes total current assets, liabilities and working capital at March 31, 2013, compared to December 31, 2012.
	March 31, 2013	December 31, 2012	Increase/ (Decrease)
Current Assets	$320,570	$326,704	$(6,134)
Current Liabilities	$5,185,898	$4,406,551	$779,347
Working Capital Deficit	$(4,865,328)	$(4,079,847)	$(785,481)

As of March 31, 2013, we had a working capital deficit of $4,865,328, as compared to a working capital deficit of $4,079,847 as of December 31, 2012, an increase of $785,481. Current assets decreased primarily due to an decrease in inventory of $5,174. Factors contributing to the increase in current liabilities include an increase in accounts payable due to the take or pay costs according to the terms of the manufacturing agreement signed with Yeso-med in December 2011. Additional factors increasing the current liabilities include an increase in trades payable of $227,927 primarily due to increased legal fees and an increase in payroll tax liabilities of $93,467.

The Company does not currently generate significant cash from operations but does  have access to a credit facility to finance additional domestic sales; however, the Company does expect an increase in product sales in the second quarter of 2013. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Expected Purchase or Sale of Plant and Significant Equipment

The Company expects to either purchase or negotiate select country distribution rights with Yeso-med to begin  production of the 1ml, including insulin, 5ml and 10ml RevVac™ safety syringe molds in the second quarter of 2013.

Expected Significant Changes in the Number of Employees

The Company expects to hire between 3 to 7 additional office personnel to assist with operations as sales continue with the 3ml RevVac™ safety syringe.

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company had no off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In September 2005, we filed an additional patent on our RevVac™ safety syringe under a joint venture agreement with Globe Med Tech which gives a 50% ownership of this patent to the Company and 50% to Globe Med Tech. The Company filed a lawsuit to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the joint venture agreement and other related agreements with Globe Med Tech in March 2007, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements and to give 100% ownership back to the Company. This patent was issued January 13, 2009. A summary judgment hearing was held in May 2011, in Tulsa, Oklahoma. On August 15, 2011, the District Court of Tulsa County, State of Oklahoma granted Revolutions Medical summary judgment against Globe Medical Tech. On October 21, 2011, Revolutions Medical received journal entry of judgment. The Court requires Globe Med Tech to pay to Revolutions Medical the sum of $311,440, the return of all syringes, design files and sample molds, the return of 266,667 shares of common stock, to assign all rights to the January 2009 issued patent number 11/115,446 and to cease and be prohibited from claiming any interest or ownership to the RevVac™ auto-retractable vacuum safety syringe. Globe Med Tech’s appeal was denied on December 13, 2011. On January 30, 2013 the court ordered a Nunc Pro Tunc decision denying all counterclaims and third party claims by Globe Med Tech and Globe Med Tech filed another appeal on March 1, 2013.  On April 30, 2013, the Company exercised its legal rights under a writ of execution in Harris County, Texas, pursuant to which the Company, along with its attorneys and county constables, seized all valuable property from Globe Med Tech’s office including 266,667 restricted shares of common stock of Revolutions Medical, all design and patent files relating to its auto retractable vacuum safety syringe, furniture, computers, phones and other office equipment and information.  Globe Med Tech’s web hosting company has been notified and ordered under the judgment and writ of execution to shut down Globe Med Tech’s website until all information and references of ownership, patents and awards regarding the auto-retractable vacuum safety syringe are removed from the website. The Company will continue to use all available legal means under the judgment until all monies are collected and the judgment is satisfied in full.

On January 2, 2013, the Company won its arbitration proceeding concerning its counter claims against Richard Theriault, former manufacturer MIG and former consultant SPD.  The monetary award claims included $770,000 in recoupment of production costs plus interest, legal fees and other arbitration costs, which will total close to $1 million dollars. In other claims, Theriault was found guilty of fraud in the inducement and breach of contract and was found to have no rights to any of the Company's proprietary technology, files, drawings, designs, patents or products. The ruling determined that all production mold payments made by the Company to MIG for the manufacturing of production molds had instead been used by Mr. Theriault for other non-production related purposes. The panel of American Arbitration Association ruled that the only assets in which production was funded by MIG from the Company’s production payments were $50,000 in trial molds. The equipment asset on the balance sheet has been reduced by $710,000 and charged to impairment for the payments no longer associated with a production or trial mold. The $770,000 award is for the recovery of damages related to these production payments.  The Company has retained counsel in Massachusetts and South Carolina to assist in efforts to collect these damages.

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

On September 26, 2012, the Company filed suit in South Carolina Federal District Court against Strategic Product Development ("SPD"), Richard H. Theriault, Vita S. Theriault, Darius R. Theriault, Raminta Theriault, Goddard Technologies, Inc. ("GTI") and others, claiming that the defendants purposely and materially misled and misrepresented capabilities and progress on a variety of initiatives related to the development and manufacture of the Company's RevVac™ Auto-Retractable Vacuum safety syringe to officers and directors of Revolutions Medical, which caused a delay in its production of approximately one year. The suit further alleges that Richard H. Theriault and other defendants defrauded the Company and misappropriated funds in violation of the United States' Racketeer Influenced and Corrupt Organizations ("RICO") Act and that GTI improperly assigned certain rights to the Company's new provisional patents to SPD without authorization. On February 2, 2013, Richard H. Theriault filed for bankruptcy in Massachusetts under Chapter 11.  The South Carolina lawsuit has been temporarily stayed until such time when the arbitration award against Richard H. Theriault and MIG can be ruled on in United States Federal District Court in Massachusetts, granting judgment outside the bankruptcy court. On March 13, 2013, United States Federal District Court in Massachusetts granted an injunction against Richard H. Theriault and MIG, enjoining and restraining them from transferring or alienating any assets in their possession without approval from the Court and at a hearing on May 6, 2013, the court upheld its ruling on the injunction against Theriault and MIG.  The Company is now awaiting a ruling from the bankruptcy court to set aside its arbitration award outside of the bankruptcy so that the Company can lift the stay, confirm the judgment and proceed with its court cases and its efforts to seek monetary satisfaction of its award against Theriault and MIG.

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

On September 21, 2012, the Company received notification from the SEC that the SEC had filed a civil complaint in Federal District Court in Georgia against the Company, alleging that the Company issued four misleading press releases during the period from August 2010 through October 2010 and one misleading press release in July 2011, related to the Company’s production schedule of its auto retractable safety syringe. The SEC names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief, the SEC seeks an order requiring the defendants to disgorge money received from its equity line financing from August 2010 through May 2011, in addition to other civil penalty amounts. In April 2013, the SEC identified Phillip Maurice Hicks a/k/a Marty Hicks as its client or whistle blower. In September of 2011, a South Carolina Circuit Court declared Mr. Hicks to be liable by default for internet defamation of the Company and Rondald L. Wheet, CEO. The Company and Mr. Wheet are awaiting a hearing by a special referee to determine monetary damages against Mr. Hicks. The Company, in consultation with its legal counsel, intends to vigorously defend itself and its Chief Executive Officer, Rondald L. Wheet, against these claims.

Other than the matters outlined above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Except as disclosed above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the SEC on May 8, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and reported in a current report on Form 8-K, the Company did not issue any securities during the three months ended March 31, 2013:

During the three months ended March 31, 2013, the Company issued 1,818,750 shares of common stock with a total value of $160,750 for consulting service, legal services and director fees; issued 789,700 shares to employees for wages accrued  in 2012 totaling $71,074.

Also, during the three months ended March 31, 2013, the Company received $85,000 cash for the exercise of warrants and options for 850,000 shares of common stock. The Company recorded a stock payable of $10,000 related to 100,000 shares that have not been issued.

Also, during the three months ended March 31, 2013, the Company issued 1,466,657 shares of common stock for the conversions of convertible notes and accrued interest totaling $81,240. The derivative fair value of $23,658 for the conversion feature of these notes was reclassified on the date of conversion to additional paid-in capital.

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

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits.
Exhibit No.	Description
10.1*	Securities Purchase Agreement, dated as of April 26, 2013, by and between the Company and TCA
10.2*	Senior Secured, Convertible, Redeemable Debenture, dated as of April 26, 2013
10.3*	Security Agreement, dated as of April 26, 2013, by and between the Company and TCA
10.4*	Pledge and Escrow Agreement, dated as of April 26, 2013, by and between the Company and TCA, with joinder of David Kahan, P.A., as escrow agent
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
*	filed herewith
**	In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION
Date: May 20, 2013	By:	/s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Principal Executive Officer)
Date: May 20, 2013	By:	/s/ Burt Hodges
Name: Burt Hodges
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)