Form 10-Q
period 2013-06-30
Revolutions Medical CORP
filed 2013-08-19
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of August 19, 2013, there were 94,330,337 shares outstanding of the registrant’s common stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.	3

	Unaudited Balance Sheets at June 30, 2013 and December 31, 2012	3

	Unaudited Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and From Inception (August 16, 1996) Through June 30, 2013	4

	Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and From Inception (August 16, 1996) Through June 30, 2013	5

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures.	25
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 6.	Exhibits.	27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Revolutions Medical Corporation

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$1,300	$54
Inventory	315,439	321,791
Prepaid expenses and other current assets	2,932	4,859
Total current assets	319,671	326,704
Property and equipment, net	313,422	356,656
Intangibles	107,965	106,687
Total assets	$741,058	$790,047
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,365,501	$1,122,371
Payable to Yeso-med	2,257,642	1,280,860
Accounts payable and accrued liabilities, related parties	170,609	73,957
Payable for indemnification	1,367,341	1,347,806
Convertible notes, net of discounts of $321,564 and $187,039, respectively	240,099	184,289
Convertible notes, related parties, net of discounts of $5,342 and $42,534, respectively	69,658	32,466
Derivative liability, note conversion feature	689,096	364,802
Total liabilities	6,159,946	4,406,551

Commitments and contingencies

Stockholders' deficit:
Series 2006 Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 94,330,337 and 72,784,907 shares issued and outstanding, respectively	94,330	72,785
Additional paid-in-capital	35,617,889	34,319,432
Subscriptions receivable	(71,000)	(71,000)
Deficit accumulated during the development stage	(41,061,107)	(37,938,721)
Total stockholders' deficit	(5,418,888)	(3,616,504)
Total liabilities and stockholders' deficit	$741,058	$790,047

See accompanying notes to unaudited financial statements.

 Revolutions Medical Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		August 16, 1996 (Inception) to June 30,
	2013	2012	2013	2012	2013
		(Restated)		(Restated)
Revenue	$1,791	$840	$3,091	$840	$4,280

Cost of revenue	728	8,981	1,302	8,981	10,502
Loss on firm purchase commitment	491,938	-	976,029	-	1,759,622
Cost of goods sold	492,666	8,981	977,331	8,981	1,770,124
Gross loss	(490,875)	(8,141)	(974,240)	(8,141)	(1,765,844)
Operating expenses:
Research and development	-	18,300	-	89,688	2,935,949
Depreciation and amortization	23,762	23,864	47,938	29,963	253,049
General and administrative expenses	576,856	838,294	1,663,610	2,411,389	28,962,414
Impairment of assets	-	-	-	-	4,570,007
Gain on disposal of assets	-	-	-	-	(794)
Total operating expenses	600,618	880,458	1,711,548	2,531,040	36,720,625
Operating loss	(1,091,493)	(888,599)	(2,685,788)	(2,539,181)	(38,486,469)
Other income (expense):
Interest expense	(149,314)	(506,567)	(266,684)	(1,040,003)	(2,896,389)
Investment income	-	-	-	-	170,753
Loss on extinguishment of debt	(33,013)	-	(39,263)	-	(178,975)
Gain (loss) on change in fair value of derivative liabilities	(202,794)	137,968	(129,898)	219,977	(175,874)
Other income (loss), net	-	978	(753)	978	322,425
Total other income (expense)	(385,121)	(367,621)	(436,598)	(819,048)	(2,758,060)
Net loss	(1,476,614)	(1,256,220)	(3,122,386)	(3,358,229)	(41,244,529)
Net loss attributable to the non-controlling interest	-	-	-	-	(183,422)
Net loss attributable to Revolutions Medical Corp.	$(1,476,614)	$(1,256,220)	$(3,122,386)	$(3,358,229)	$(41,061,107)
Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.06)
Weighted average number of common shares outstanding - basic and diluted	88,631,947	57,737,620	82,079,462	57,737,620

See accompanying notes to unaudited financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		August 16, 1996 (Inception) to June 30,
	2013	2012	2013
		(Restated)
Cash flows from operating activities:
Net loss	$(3,122,386)	$(3,358,229)	$(41,244,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,938	29,963	253,049
Stock-based compensation	543,142	1,488,378	13,159,873
Stock options and warrants modification expense	148,127	-	198,127
Impairment of assets	-	-	4,570,007
Gain on disposal of assets	-	-	(794)
Amortization of debt discounts	233,337	786,686	2,094,555
Interest expense incurred on issuance of convertible debt	-	146,445	396,474
Loss on extinguishment of debt	39,263	-	178,975
Gain (loss)on change in fair value of derivative liabilities	129,898	(219,977)	175,874
Changes in operating assets and liabilities:
Inventory	6,352	(314,200)	(315,439)
Prepaid expenses and other current assets	1,927	(76,201)	(2,932)
Accounts payable and accrued liabilities	1,378,443	461,779	4,274,796
Accounts payable and accrued liabilities - related parties	84,152	2,608	158,109
Payable for indemnification	19,535	24,003	1,824,931
Net cash used in operating activities	(490,272)	(1,028,745)	(14,278,924)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(992,907)
Proceeds from sale of fixed assets	-	-	794
Payments for license and patents	(5,982)	(38,375)	(167,520)
Investment in Ives Health Company and The Health Club	-	-	(261,997)
Net cash used in investing activities	(5,982)	(38,375)	(1,421,630)

Cash flows from financing activities:
Capital contribution	-	-	802,154
Proceeds from issuance of common stock through cash exercise of stock options and warrants	95,000	126,775	3,507,412
Proceeds from issuance of notes for cash	402,500	935,501	3,378,501
Proceeds from loans from shareholders	-	-	15,707
Repayment of loans from shareholders	-	-	(8,005)
Repayment of notes	-	-	(157,325)
Proceeds for issuance of common stock for cash	-	-	8,163,410
Net cash provided by financing activities	497,500	1,062,276	15,701,854

Net change in cash	1,246	(4,844)	1,300
Cash at beginning of period	54	4,844	-
Cash at end of period	$1,300	$-	$1,300

 See accompanying notes to unaudited financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Statements of Cash Flows (continued)

(Unaudited)

	Six months ended June 30,		August 16, 1996 (Inception) to June 30,
	2013	2012	2013
		(Restated)
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Non-cash financing and investing activities:
Common stock issued for conversion of debt	$379,443	$518,973	$5,066,858
Shares issued for indemnification agreement	$-	$-	$457,590
Debt discount on convertible notes	$309,644	$142,806	$2,715,066
Beneficial conversion feature	$-	$152,253	$358,762
Common stock issued in connection with Merger	$-	$-	$300
Common stock issued for acquisition of Clear Image	$-	$-	$3,093,948
Common stock issued for investment	$-	$-	$289,009
Preferred stock forfeited	$-	$-	$500

See accompanying notes to unaudited financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 – Basis of Presentation, Description of Business, Summary of Significant Accounting Policies, Critical Accounting Estimates and Reclassification

Basis of Presentation

The accompanying unaudited financial statements include the accounts of Revolutions Medical Corporation, a Nevada corporation. Unless the context otherwise requires, references to the “Company”, “RevMed”, “our”, “we”, and “us” mean Revolutions Medical Corporation.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB establishes accounting principles generally accepted in the United States (“GAAP”). Rules and interpretive releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants, which the Company is required to follow. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which serves as a single source of authoritative non-SEC accounting and reporting standards to be applied by nongovernmental entities.

The Company’s financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Management has evaluated events and transactions that occurred after the balance sheet date and through the date these financial statements were issued and considered the effect of such events in the preparation of these financial statements.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements contained herein should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Description of Business

RevMed endeavors to design, develop and commercialize auto retractable vacuum safety syringes.  Our present product development effort is focused on the RevVac™ Auto Retractable Vacuum Safety Syringe (“RevVac™ Safety Syringe”), which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases.  The Company also has developed a suite of proprietary Magnetic Resonance Imaging (“MRI”) software tools consisting of RevColor™, Rev3D™, and RevDisplay™.  These tools are designed to enhance general diagnostic confidence through education and research use and in the future the Company believe will have specific commercial applications. The Company’s administrative facilities are located in Charleston, South Carolina and its primary manufacturing facility is located in Wuxi, China.

Since its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital for research and development of various safety syringes and its proprietary MRI software tools.

Summary of Significant Accounting Policies, Critical Accounting Estimates and Reclassification

Significant Accounting Policies

The Company has established and followed a number of accounting policies in the preparation of these financial statements in conformity with GAAP.  Significant among these policies are policies related to cash and cash equivalents, inventories, property and equipment, intangibles, impairment of long-lived assets, research and development, convertible debt with beneficial conversion features, derivative instruments, fair value of financial instruments, revenue recognition and stock-based compensation.  These accounting policies are more fully described in the notes to the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012.

 Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ significantly from those estimates.

 Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

New and Pending Accounting Standards

The Company does not anticipate that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company. In addition, the Company is evaluating other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, leases and fair value measurements, that have been issued or proposed by the FASB or other standard setting bodies that do not require adoption until a future date to determine whether adoption will have a material impact on the Company’s financial statements.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not established significant sources of revenue to fund the development of its business and pay operating expenses, resulting in a cumulative net loss of $41.1 million for the period from inception (August 16, 1996) to June 30, 2013. The ability of the Company to continue as a going concern during the next year depends on successful sales of its RevVac™ Safety Syringe and completion of the Company’s capital raising efforts to fund the development of its 1ml, including insulin, 5ml and 10ml auto-retractable vacuum safety syringes. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
Equipment	$353,235	$353,235
Leasehold improvement	44,000	44,000
Furniture	49,147	49,147
	446,382	446,382
Less accumlated depreciation	(132,960)	(89,726)
	$313,422	$356,656

For the six months ended June 30, 2013 and 2012, the Company recognized depreciation and amortization expense related to property and equipment of $43,234 and $25,774, respectively.

Note 4 – Intangibles

Intangibles consisted of the following:

	June 30,	December 31,
	2013	2012
Patent	$152,520	$146,538
Less accumulated amortization	(44,555)	(39,851)
	$107,965	$106,687

For the six months ended June 30, 2013 and 2012, the Company recognized amortization expense of $4,704 and $4,189, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2013	2012
Accounts payable	$487,209	$432,436
Accrued payroll liabilities and related penalties	551,569	411,670
Accrued salary	184,928	143,167
Accrued interest	133,328	134,559
Other accruals	8,467	539
	$1,365,501	$1,122,371

As of June 30, 2013 and December 31, 2012, the Company accrued $551,569 and $411,670, respectively, pursuant to state and federal payroll tax liabilities and related penalties.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  A tax lien in the amount of $1,227 was filed against the Company on June 18, 2012 by the South Carolina Department of Revenue due to these delinquent payments.  Action by federal taxing authorities has not been initiated or threatened at this point.  There is no assurance, however, that such action will not be initiated in the future.

Note 6 – Payable to YESO-MED

On December 1, 2011, the Company entered into a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”). Pursuant to the agreement, commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. If the Company does not place with Yeso-med the minimum order for a single month, Yeso-med shall have the right to receive payments from the Company equal to 50% of the supply price of each unit below the minimum order amount required for that month.  The Company has the right to have the amount paid under this requirement to serve as payment against future orders provided the quantity ordered exceeds the minimum quantity for that month. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed an order as of June 30, 2013.  As of June 30, 2013 and December 31, 2012, a payable was recorded to Yeso-med related to this minimum purchase requirement of $1.8 millon and $783,593, respectively. For the six months ended June 30, 2013, $976,029 was recorded as a loss on firm purchase commitments.

The payable to Yeso-med also included amounts due for product purchased of $208,501 and $208,258 as of June 30, 2013 and December 31, 2012, respectively, and amounts due for equipment purchased of $289,519 and $289,009 as of June 30, 2013 and December 31, 2012, respectively.

Note 7 – Payable for Indemnification

On February 5, 2009, the Company entered into an Indemnification Settlement Agreement with Gifford M. Mabie, founder and former Chief Executive Officer of the Company. Pursuant to the agreement, the Company agreed to indemnify Mr. Mabie for the payment of penalties, prejudgment interest and post-judgment interest to the SEC that is part of the Final Judgment, dated March 11, 2005, in SEC v. Maxxon, Inc., Gifford M. Mabie, Jr., Thomas R. Coughlin, Jr. 02-CV-975-H(J) which resulted from actions taken in good faith by Messrs. Mabie and Coughlin in the performance of duties as an officer and directors of the Company.  The payment amount stated in the Final Judgment was $1,088,067.

The agreement specifies that the Company is to periodically issue shares of its common stock to a special account for Mr. Mabie so that shares can be sold each day the market is open until the liability is satisfied.  The special account was initially funded by common stock owned by Mr. Mabie. The total number of shares sold from the special account is limited to 5% of the total trading volume each day. A percentage equal to Mr. Mabie’s federal and state tax liabilities up to a maximum of 40% will be retained by the brokerage firm administering the special account and remitted to the Internal Revenue Service and to the Oklahoma Tax Commission or the tax commission having jurisdiction in the state in which Mr. Mabie resides. In the event that Mr. Mabie is entitled to a tax refund, the refund will be remitted to the SEC.

On December 14, 2010, the Company issued 400,000 shares of the Company’s common stock, initially valued at $184,000, to the special account. An additional 400,000 shares were issued to the special account on March 15, 2012 with a value of $140,560 determined based upon the 10-day average share price prior to the date of issuance.  At each reporting date, the Company revalues the shares held in the special account and adjusts the outstanding balance. Net increases and decreases in the value of the Company’s common shares held in the special account are recorded in the current period statement of operations. As of June 30, 2013 and December 31, 2012, the remaining principal balance, including the estimated taxes, to be paid was $1,367,341 and $1,347,806, respectively based upon the Company’s valuation of the stock. For the six months ended June 30, 2013 and 2012, the net loss related to shares of the Company’s common stock held in the special account was $19,535 and $24,003, respectively. As of June 30, 2013, there were 301,463 shares of the Company’s common stock held in the special account.

Note 8 – Convertible Notes

Convertible notes consisted of the following:

	June 30,	December 31,
	2013	2012
Convertible Promissory Note Payable to JMJ Financial, unsecured, one time interest charge of 8%, due on February 22, 2014	$191,663	$191,663
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on March 21, 2013, fully converted in 2013	-	7,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on May 10, 2013, fully converted in 2013	-	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on August 27, 2013, fully converted in 2013	-	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on December 6, 2013	42,500	-
Convertible Promissory Note Payable to Carebourn Capital L.P., unsecured, interest rate of 8% per annum, with payment due on December 19, 2013	60,000	-
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, secured by all of the Company's assets, interest rate of 12% per annum, with payment due on January 3, 2013	-	62,165
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, secured by all of the Company's assets, interest rate of 12% per annum, with payment due monthly until April 26, 2014	267,500	-
Convertible Promissory Note Payable issued in the course of a private placement to individuals, unsecured, interest rate of 8% per annum, with payment due on June 26, 2013	75,000	100,000
	636,663	446,328
Less: debt discount	(326,906)	(229,573)
	$309,757	$216,755

JMJ Financial

On February 22, 2011, the Company issued a convertible promissory note in the amount of $1,050,000 to JMJ Financial, Inc. (“JMJ”). The note bears interest in the form of a one-time interest charge of 8%, payable with the note’s principal amount on the maturity date, February 22, 2014. The note is convertible to the Company’s common stock at a price equal to 70% of the average of the three lowest closing market prices of the Company’s common stock for the 20 trading days prior to the conversion date. In connection with the note, the Company entered into a registration rights agreement with JMJ to provide JMJ registration rights for common shares underlying this note. The note will only be funded when the conversion price calculated on each payment date is equal to or greater than $0.015 per share and there are sufficient shares remaining in the registration statement. During 2012, JMJ converted $15,498 under this agreement into 180,000 shares of the Company’s common stock. The principal amount owed to JMJ at June 30, 2013 and December 31, 2012 was $191,663 under the convertible promissory note. The Company analyzed the JMJ note for derivative accounting consideration and determined that the note qualifies for accounting treatment as a financial derivative and recorded an initial discount of $450,000 on the issuance date. For the six months ended June 30, 2013 and 2012, the Company recorded $39,671 and $43,402 of interest expense related to the amortization of the debt discount. At June 30, 2013 and December 31, 2012, there was $67,020 and $106,691, respectively, of unamortized debt discount related to the JMJ notes.

The Company is currently in litigation with JMJ. See Note 11.

Asher Enterprises

On February 28, 2013, the Company issued a convertible promissory note to Asher Enterprises for proceeds of $42,500 in cash (“2013 Asher Note”). The note was convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date and (2) a fixed conversion price of $0.00009 per share. The Company analyzed the conversion feature of the 2013 Asher Note for derivative accounting consideration and determined that the conversion feature for the 2013 Asher Note does not qualify for accounting treatment as a financial derivative. The 2013 Asher Note has a beneficial conversion feature discount of $42,500, of which $18,105 was amortized as interest expense for the six months ended June 30, 2013. For the six months ended June 30, 2013, the Company also recorded interest expense of $66,930 related to the amortization of debt discount on notes issued in 2012 to Asher Enterprises. At June 30, 2013, there was $24,395 of unamortized discount related to the unconverted Asher Note.

During the six months ended June 30, 2013, Asher Enterprises converted principal of $97,600 with accrued interest related to notes issued in 2012 into 2,726,118 shares of the Company’s common stock.

Carebourn Capital

On March 19, 2013, the Company issued a convertible promissory note to Carebourn Capital for proceeds of $60,000 in cash. (“2013 Carebourn Note”). The note is convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date (2) a fixed conversion price of $0.00009 per share. The Company analyzed the conversion feature of the 2013 Carebourn Note for derivative accounting consideration and determined that the conversion feature for the 2013 Carebourn Notes does not qualify for accounting treatment as a financial derivative. The 2013 Carebourn Note has a beneficial conversion feature discount of $49,091, of which $18,387 was amortized as interest expense for the six months ended June 30, 2013. At June 30, 2013, there was $30,704 of unamortized discount related to the 2013 Carebourn Note.

TCA Global Credit Master Fund, LP

 2012 TCA Securities Purchase Agreement

On January 3, 2012, the Company entered into a securities purchase agreement with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which, TCA would purchase up to $2,000,000 of the Company’s common stock. The Company agreed to pay a $100,000 facility fee by issuing to TCA a number of the Company’s common shares (“facility shares”). To determine the number of shares issuable to TCA for the facility fee, the Company’s common stock was valued at a volume weighted average price at January 2, 2012. The facility shares should be adjusted nine months after January 2, 2012 by the volume weighted average prices of the Company’s common stock five trading days prior to the revaluation date. The Company issued 559,268 common shares in 2012 to TCA which satisfied $51,924 of the facility fee upon revaluation. On August 13, 2012, the Company and TCA agreed to terminate the committed equity financing agreement based on the Company’s failure to achieve bulletin board listing as required under the agreement.

In connection with the securities purchase agreement with TCA, the Company issued a convertible promissory note to TCA for a principal amount of $225,000 (“TCA Note”).  The note bears interest at a rate of 12% per annum and provides for the payment of all principal and interest 12 months from the date of the note’s issuance.  The conversion price was determined by multiplying 95% by the average of the two lowest daily volume weighted average prices of the Company’s common stock on the OTC Markets during the five business days immediately preceding the date of conversion.  The Company analyzed the TCA Note for derivative accounting consideration and determined that the TCA Note qualifies for accounting treatment as a financial derivative. The conversion feature of the TCA Note was valued at $174,448 on the issuance date and recorded as debt discount which was fully amortized in 2012.

TCA converted principal of $27,840 into 300,000 shares of the Company’s common stock on January 3, 2013. On May 9, 2013, 1,750,000 shares, valued at $140,000, were issued to TCA to settle all outstanding liabilities related to the January 2, 2012 security purchase agreement which totaled $106,987. The Company recorded a $33,013 loss on extinguishment of debt related to the settlement. There is a leak out provision provided in this settlement. TCA shall return all remaining shares back to the Company once proceeds of the sale of shares from the 1,750,000 shares issued reached $80,000 and the Company will issue additional shares to TCA if all shares issued on May 9, 2013 are sold and total net proceeds do not reach $80,000.

 2013 TCA Securities Purchase Agreement

On April 26, 2013, the Company entered into a securities purchase agreement with TCA, pursuant to which, TCA shall purchase from the Company up to $2,000,000 of senior secured convertible redeemable debentures (the “Debentures”). The Debentures will be purchased in a series of closings and pursuant to the first such closing, TCA purchased that certain senior convertible redeemable debenture in the amount of $250,000.

The Debentures were issued at 7% discount and the discount of $17,500 is amortized over one year, the term of the Debentures, using straight-line method. The note bears interest at a rate of 12% per annum and the Company shall make monthly payments of principal and interest commencing on May 26, 2013 with the first two payments only including interest. If all or any portion of the payments of principal and interest is late, the Company should pay TCA a late charge equal to 5% of such unpaid payment.

The Debentures are convertible at a price determined by multiplying 85% of the average daily volume weighted average price of the Company’s common stock during the five business days immediately preceding the date of conversion. The Company analyzed the Debentures for derivative accounting consideration and determined that the Debentures qualify for accounting treatment as a financial derivative. The conversion feature of the Debentures was valued at $218,053 on the issuance date and recorded as debt discount. As of June 30, 2013, there was $199,445 of unamortized debt discount related to the Debentures.

The Company also issued to TCA 9,375,000 shares, which were pledged as security for the securities purchase agreement and was held with an escrow agent until such time as the full payment and performance of all of the obligations of the Company have been satisfied in accordance with the terms of said agreement. The Company also granted TCA the right to vote and receive dividends during the period the 9,375,000 shares were held by TCA. The Company recorded shares issued at par value of $9,375 with an offset to additional paid-in capital.

On May 9, 2013 the Company issued 2,000,000 restricted shares to pay for the $100,000 facility fee pursuant to the 2013 TCA securities purchase agreement entered into April 26, 2013 with TCA. TCA will return all remaining shares to the Company if total net proceeds of $100,000 are reached and the Company will issue additional shares if a total of 2,000,000 shares are sold and net proceeds do not total $100,000.

2012 Individual Convertible Notes Payable

During 2012, the Company issued 22 convertible notes payable to individuals for proceeds of $956,501 in cash (“Individual Convertible Notes”). The Individual Convertible Notes mature one year from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount to be paid at maturity.

The principal amount of the Individual Convertible Notes and accrued interest are convertible into the Company’s common stock at a conversion price equal to 75% of the average of the daily volume weighted average prices of the Company's Common Stock during the five trading days immediately prior to the conversion date, provided that in no event, shall the note holders convert any portion of the Individual Convertible Notes when the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates and (2) the number of shares of common stock issuable upon conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the Company’s outstanding common shares. During the six months ended June 30, 2013, $25,000 of the Individual Convertible Notes with accrued interest was converted into 353,727 shares of the Company’s common stock. As of June 30, 2013 and December 31, 2012, Individual Convertible Notes includes principal of $75,000 payable to Vincent Olmo, the Company’s COO, with a debt discount of $5,342 and $42,534, respectively.

In connection with the issuance of the Individual Convertible Notes, warrants to purchase 3,826,005 shares of the Company’s common stock at $0.25 per share (“$0.25 Warrant”) and warrants to purchase 1,913,003 shares of the Company’s common stock at $0.50 per share (“$0.50 Warrant”) were issued to investors. The warrants have a term of less than one year and expire during the period beginning December 31, 2012 and ending June 30, 2013.

Of the $956,501 proceeds received from the Individual Convertible Notes, $347,097 was allocated to the warrants based on a grant date fair value of $589,416 calculated using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) with the following assumptions: (1) 3.9% risk-free discount rate, (2) expected volatility of 155.60 ~218.64%, (3) $0 expected dividends, and (4) an expected term of 0.3~1 years based on the term of warrant.

On March 1, 2013, the Company extended the expiration date of the $0.25 warrant to June 30, 2013 and the $0.50 warrant to September 30, 2013. Warrants to purchase 2,859,008 shares of the Company’s common stock that originally expired on December 31, 2012 were reissued to the note holders. The Company recorded a $148,127 modification expense related to the extension.

The Company analyzed the Individual Convertible Notes for derivative accounting consideration and determined that the conversion feature of the Individual Convertible Notes qualify for accounting treatment as a financial derivative. The conversion feature of Individual Convertible Notes was valued at $777,766 on the issuance date. As a result, some of the Individual Convertible Notes were fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the Individual Convertible Notes of $182,733 was expensed immediately as additional interest expense. For the six months ended June 30, 2013 and 2012, the Company recognized $50,610 and $442,709, respectively of interest expense related to the amortization of the debt discount. At June 30, 2013 and December 31, 2012, there was $5,342 and $55,952 of unamortized discount related to the Individual Convertible Notes, respectively.

2013 Individual Convertible Notes Payable

On April 25, 2013, the Company issued a $50,000 convertible note to an individual together with warrants to purchase 200,000 shares of the Company’s common stock at $0.25 per share and 100,000 shares of the Company’s common stock at $0.50 per share. These warrants were valued at $3,526, calculated using the Black-Scholes Model. The individual investor converted the $50,000 convertible promissory note into 1,000,000 shares of the Company’s common stock on the same date the note was issued.

Note 9 – Derivatives – Note Conversion Feature

Due to the conversion feature contained in some of the notes the Company issued, the actual number of shares of common stock that would be required if a conversion of the notes was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion future of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period. In determining the fair value, the Company uses the Black-Scholes Model. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes Model.

The following is a reconciliation of the derivative liability:

Fair value at December 31, 2012	$364,802
Increase in value	129,898
Addition	218,054
Reclassification from liability to equity as a result of note conversions	(23,658)
Fair value at June 30, 2013	$689,096

The derivative liability was valued using the Black-Scholes Model with the following assumptions:

	June 30,			December 31,
	2013			2012
Risk free interest rate	0.14%	to	0.16%	0.11%	to	0.16%
Expected life (years)	0.001	to	0.82	0.01	to	2.1
Dividend Yield		0%		0%
Volatility	189%	to	273%	130%	to	219%

 Note 10 – Fair Value Measurements

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.

●	Level 1 – quoted prices in active markets for identical assets or liabilities.

●	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

●	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,300	$-	$-	$1,300
Derivative liability	-	-	622,073	622,073

The following table summarizes fair value measurements by level at December 31, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$54	$-	$-	$54
Derivative liability	-	-	364,802	364,802

Note 11 – Commitment and Contingencies

KVM Capital Partners Investment Agreement

On June 11, 2013, the Company entered into an Investment Agreement (the “Investment Agreement”) with KVM Capital Partners (“KVM”), whereby the parties also agreed to enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms of the Investment Agreement, for a period of 36 months commencing on the trading day immediately following date of effectiveness of the Registration Statement, KVM will commit to purchase up to $1,500,000 of the Company’s common stock, pursuant to a notice from the Company (“Puts”), covering the Registrable Securities (as defined below). The purchase price of the Shares under the Investment Agreement is equal to a 22.5% percent discount to the average of the three lowest closing bids during the last seven trading days after the Company delivers to KVM a Put notice in writing requiring KVM to purchase shares of the Company, subject to the terms of the Investment Agreement.

The Registrable Securities include (1) shares of the Company’s common stock and (2) any shares of capital stock issued or issuable with respect to the Company’s common stock, if any, as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, which have not been (1) included in the Registration Statement that has been declared effective by the SEC, or (2) sold under circumstances meeting all of the applicable conditions of Rule 144 (or any similar provision then in force) under the 1933 Act.

As further consideration for KVM entering into and structuring the Investment Agreement, the Company paid to KVM a fee by issuing to KVM 250,000 restricted shares of its common stock on June 11, 2013.

Maxxon/Globe Joint Venture Agreement

In September 2005, the Company filed a patent on its RevVac™ Safety Syringe with Globe Med Tech which gave a 50% ownership of this patent to the Company and 50% to Globe Med Tech. On November 3, 2005, the Company (f.k.a. Maxxon, Inc.,) and Globe Med Tech, Inc. (“Globe”) entered into a definitive joint venture agreement (the “Joint Venture Agreement”) to patent, develop, manufacture, market and distribute safety needle products throughout the world.  The Company and Globe each owned 50% of the joint venture.   The Company contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto.  In connection with the Joint Venture Agreement, the Company issued restricted shares of its common stock, valued at $625,066, to Globe.  Subsequent to December 31, 2006, the Company ended the Joint Venture Agreement and cancelled the restricted shares of common stock that were issued to Globe pursuant to the agreement.  The above noted patent was issued on January 13, 2009.

On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the Joint Venture Agreement, and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.  On October 29, 2008, the Company filed in the District Court of Harris County, Texas, a lawsuit for fraud and contempt of court for Globe and Andy Hu, individually.  On October 21, 2011, the Company was granted its request for summary judgment against Globe and awarded $311,440 and the return of 266,667 shares of the Company’s common stock by a Federal District Court in Tulsa County, Oklahoma.  In addition to the monetary award and the return of the Company’s common stock, Globe is also required to return all syringes, design files, and sample molds to the Company.  Furthermore, the Court ordered that Globe assign to the Company all rights to the patent issued on January 13, 2009 for the RevVac™ Safety Syringe.  Globe is prohibited from claiming any interest or ownership in the Company’s safety vacuum syringes going forward.

On December 13, 2011, the Supreme Court of Oklahoma denied Globe’s appeal and, on January 30, 2013, the court ordered a Nunc Pro Tunc decision denying all counterclaims and third party claims by Globe.  On April 30, 2013, the Company exercised its legal rights under a writ of execution in Harris County, Texas, pursuant to which the Company, along with its attorneys and county constables, seized all valuable property from Globe Med Tech’s office including 266,667 restricted shares of common stock of Revolutions Medical, all design and patent files relating to its auto retractable vacuum safety syringe, furniture, computers, phones and other office equipment and information.  Globe’s web hosting company has been notified and ordered under the judgment and writ of execution to shut down Globe’s website until all information and references of ownership, patents and awards regarding the RevVac™ Safety Syringe are removed from the website. The Company will continue to use all available legal means under the judgment until all monies are collected and the judgment is satisfied in full.

MIG and SPD

On January 2, 2013, the Company won its arbitration proceeding concerning its counter claims against Richard Theriault, former manufacturer MIG and former consultant, Strategic Product Development ("SPD").  The monetary award included $770,000 in recoupment of production costs plus interest, legal fees and other arbitration costs, which will total approximately $1 million. In other claims, Theriault was found guilty of fraud in the inducement and breach of contract and was found to have no rights to any of the Company's proprietary technology, files, drawings, designs, patents or products. A panel of the American Arbitration Association (“Arbitrator”) determined that all production mold payments made by the Company to MIG for the manufacturing of production molds had instead been used by Mr. Theriault for other non-production related purposes. The Arbitrator ruled that the only assets in which production was funded by MIG from the Company’s production payments were $10,000 in trial molds. The equipment asset on the balance sheet was reduced by $710,000 and charged to impairment of assets in 2012 as the payments were not associated with a production or trial mold. The $770,000 award is for the recovery of damages related to these production payments.  The gain related to this award will be recorded when collected. The Company has retained counsel in Massachusetts and South Carolina to assist in efforts to collect these damages.

On September 26, 2012, the Company filed suit in South Carolina Federal District Court against SPD, Richard H. Theriault, Vita S. Theriault, Darius R. Theriault, Raminta Theriault, Goddard Technologies, Inc. ("GTI") and others, claiming that the defendants purposely and materially misled and misrepresented capabilities and progress on a variety of initiatives related to the development and manufacture of the Company's RevVac™ Safety Syringe to officers and directors of Revolutions Medical, which caused a delay in its production of approximately one year. The suit further alleges that Richard H. Theriault and other defendants defrauded the Company and misappropriated funds in violation of the United States' Racketeer Influenced and Corrupt Organizations Act and that GTI improperly assigned certain rights to the Company's new provisional patents to SPD without authorization.

On February 2, 2013, Richard H. Theriault filed for bankruptcy in Massachusetts under Chapter 11.  The South Carolina lawsuit has been temporarily stayed until such time when the arbitration award against Richard H. Theriault and MIG can be ruled on in United States Federal District Court in Massachusetts, seeking judgment outside the bankruptcy court. On March 13, 2013, United States Federal District Court in Massachusetts granted an injunction against Richard H. Theriault and MIG, enjoining and restraining them from transferring or alienating any assets in their possession without approval from the Court. On May 6, 2013, that court upheld its ruling in favor of continuing the injunction. The Company is now awaiting a ruling from the bankruptcy court to set aside its arbitration award outside of the bankruptcy so that the Company can lift the stay, confirm the judgment and proceed with its court cases and its efforts to seek monetary satisfaction of its award against Theriault and MIG. Also, the Company is seeking an appointment of a federal trustee in this bankruptcy to uncover additional assets in discovery that the Company has identified which were not disclosed in the Theriault bankruptcy filing.

JMJ Financial, Inc.

On March 12, 2012, the Company filed a lawsuit against Justin Keener and JMJ Financial (“JMJ”) in Charleston County, South Carolina.  The Company sought a rescission and financial relief for the convertible debt agreement signed February 22, 2011. The Company claimed that it was unable to deliver the shares requested in the common stock conversion requests dated January 9, 2012 for 1,000,000 shares and  January 30, 2012 for 1,226,049 shares due to the risk of defaulting on the convertible debt agreement by losing Depository Trust Company “DTC” eligibility. The contract stated that the Company would be considered in default of the agreement if the Company lost DTC eligibility due to a “chill” placed upon the electronic transfer of the stock. The Company had previously been made aware of other companies that had entered into similar agreements losing DTC eligibility and took the position that JMJ had put the Company in an untenable position of either defaulting by losing DTC eligibility or defaulting by failing to issue the requested shares.  The Company claimed that JMJ’s unreasonably high demands for conversion caused a “frustration” of the principal purpose of the contract and supports the rescission of the contract and a return of the parties to their respective positions before the contract was signed.  On April 12, 2012, the Company withdrew the lawsuit filed in South Carolina to pursue its rights and counterclaims in Miami-Dade County, Florida, described below.

A lawsuit was filed against the Company by JMJ Financial in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares.  JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest. On August 30, 2012, the Company filed its counterclaims against JMJ, which included fraud by concealment, among other claims. The Company alleges that Keener and JMJ had a responsibility and obligation under Florida law to disclose not to conceal during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these type of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company's stock if DTC eligibility was "chilled". This would severely hamper future capital raising and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement. In July 2013, the Company won its motion to compel discovery from JMJ and Keener to provide all documents related to all financings with public companies that Keener and JMJ were involved, especially companies that DTC put a "chill" on their publicly traded stock.

 SEC

On September 20, 2012, the SEC filed a civil complaint in Federal District Court in Georgia against the Company, alleging that the Company issued four misleading press releases during the period from August 2010 through October 2010 and one misleading press release in July 2011, related to the Company’s production schedule of its RevVac™ safety syringe, pending government award and contract, and defense logistic agency product listings. The SEC names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief, the SEC seeks an order requiring the Company to disgorge approximately $1,100,000 received from its equity line financing from August 2010 through May 2011 with Auctus, in addition to other civil penalty amounts, and the SEC is seeking an officer and director bar against its Chief Executive Officer.

In April 2013, through discovery and answers to interrogatories, the SEC identified Phillip Maurice Hicks a/k/a Marty Hicks as its tipster and evoked client attorney privilege on all correspondence with Hicks. In September 2011, a South Carolina Circuit Court declared Mr. Hicks to be liable by default for internet defamation of the Company and Rondald L. Wheet, CEO. On June 28, 2013, a special referee appointed by the South Carolina Court awarded the Company and Mr. Wheet more than $20 million in a default judgment against Mr. Hicks and ruled that Hicks intentionally interfered with its Department of Defense grant and contract with the HIV/AIDS prevention program. Specifically, the Company was awarded $3.6 million in compensatory damages and $1.5 million in punitive damages and Mr. Wheet was awarded $12,010,000 in compensatory damages and $3 million in punitive damages. The deadline for appeal has passed for Hicks default judgment. Also in April 2013, the SEC identified that the testimony under oath of Richard Theriault was instrumental in bringing these allegations against the Company and its CEO.

TCA Global Credit Master Fund, L.P.

On April 26, 2013 (the “Effective Date”), the Company finalized a securities purchase agreement with TCA. Pursuant to the terms of the purchase agreement, TCA shall purchase from the Company up to $2,000,000 of senior secured convertible redeemable debentures.  The debentures shall be purchased in a series of closings and pursuant to the first such closing, as of the Effective Date, TCA purchased that certain senior convertible redeemable debenture in the amount of $250,000.  The Company’s obligations to TCA under the debentures are secured by that certain security agreement granting TCA an unconditional and continuing first priority security interest in all of the Company’s assets and that certain stock pledge agreement granting TCA a continuing and first priority security interest in certain stock of the Company.

Under the purchase agreement, as consideration for advisory services provided by TCA to the Company prior to the Effective Date, the Company shall pay to TCA a fee by issuing to TCA that number of shares of the Company’s common stock that equal a dollar amount of $100,000 (the “Advisory Fee Shares”).  It is the intention of the Company and TCA that the value of the Advisory Fee Shares shall equal $100,000.  In the event the value of the Advisory Fee Shares issued to TCA does not equal $100,000 after the sale of all Advisory Fee Shares, the purchase agreement provides for an adjustment provision allowing for necessary action to adjust the number of shares issued.  Additionally, TCA shall receive certain other fees pursuant to the purchase agreement.

Note 12 – Common Stock Transactions

During the six months ended June 30, 2013, the Company issued 4,200,885 shares of common stock with a total value of $345,750 for consulting services, directory fees and financing related fees and 789,700 shares to employees for wages accrued in 2012 totaling $71,074.

Also, during the six months ended June 30, 2013, the Company received $97,500 cash for the exercise of warrants and options for 1,050,000 shares of common stock.

Also, during the six months ended June 30, 2013, the Company issued 4,379,845 shares of common stock for the conversions of convertible notes and accrued interest totaling $201,382.

In addition, during the six months ended June 30, 2013, the Company issued 9,750,000 pledged shares in escrow to TCA as collateral for the securities purchase agreement entered on April 26, 2013.

Note 13 – Stock Options and Warrants Outstanding

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

During the six months ended June 30, 2013, under the terms of the Company’s 2007 Stock Option Plan, 850,000 options were issued for consulting services exercisable at $0.10 per share, 850,000 options were issued for consulting services exercisable at $0.25 per share, and 275,000 options were issued for consulting services exercisable at $0.50 per share. The options have a term of 10 days to one year and vest upon issuance. The aggregate fair value of these options equal to $51,642 was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.10% to 0.18% (2) expected life of 0.03 to 1.06 years (3) expected volatility of 163% to 215% and (4) zero expected dividends.

The following table summarizes the stock option activity:

	For the six months ended June 30, 2013
	Number of Shares	Weighted-average
	Under Option	Exercise Price
Balance at beginning of period	12,100,000	$0.20
Granted	1,975,000	0.17
Exercised	(1,050,000)	0.09
Forfeited or expired	(925,000)
Outstanding at June 30, 2013	12,100,000	0.20

The following table summarizes the warrant activity:

	For the six months ended June 30, 2013
	Number of Shares	Weighted-average
	Under Option	Exercise Price
Balance at beginning of period	2,880,000	$0.33
Granted	3,159,008	0.33
Exercised	-
Forfeited or expired	(4,026,005)
Outstanding at June 30, 2013	2,013,003	0.50

Note 14 – Earnings (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted net income (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net income (loss) per common share. For the six months ended June 30, 2013, potentially issuable shares, including options and warrants to purchase 14,113,003 shares of the Company’s common stock and notes payable convertible to 19,603,263 shares of the Company’s common stock, have been excluded from the calculation. For the six months ended June 30, 2012, potentially issuable shares, including options and warrants to purchase 22,532,758 shares of the Company’s common stock and notes payable convertible to 6,172,204 shares of the Company’s common stock, have been excluded from the calculation.

Note 15 – Related Party Transactions

On September 1, 2009, the Company entered into a 5-year lease agreement with Osprey South, LLC (“Osprey”), to lease its corporate office space at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  Pursuant to the lease agreement, the Company was to pay Osprey $4,500 per month.  On July 1, 2011, the Company amended the lease agreement to include the office space adjacent to the existing office space.  Under the amended lease agreement, the lease term ends on July 1, 2016, and the Company is to pay Osprey $10,000 per month.  Rondald L. Wheet, our Chairman and Chief Executive Officer, is the sole member of Osprey.  For each of the six months ended June 30, 2013 and 2012, the Company expensed $60,000 in lease payments to Osprey. Rent payable to Osprey was $46,162 and $19,761 as of June 30, 2013 and December 31, 2012, respectively. Future minimum lease payments due under the amended lease totaled approximately $360,000 at June 30, 2013.

The following table sets forth amounts owed by the Company to its executive officers listed therein for expenses paid by said officers on behalf of the Company as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
Rondald L. Wheet, Chief Executive Officer	$105,550	$32,502
Vincent Olmo, Chief Operating Officer	16,838	9,194
	$122,388	$41,696

The Company also had a convertible note payable to Mr. Olmo with principal amount of $75,000 at June 30, 2013.

NOTE 16 – Restatement

The Company restated its statements of operations and cash flows for the three and six months ended June 30, 2012 to reflect the following adjustments:

    • The increase of $146,272 option expense which represents the difference between the valuation of employee stock option based on the Black-Scholes Model and the original valuation improperly determined.

• The increase in payable for estimated penalties of $40,504 related payroll tax liabilities.

• The decrease of $8,832 amortization expense to properly amortize the patent costs.

• The increase of interest expense of $253,058 related to the amortization of beneficial conversion feature of certain convertible notes issued.

• The increse of stock compensation expense of $34,860 to properly value the shares issued for consulting services.

The impact of the reclassifications and prior period adjustments on the accompanying statement of operations for the three and six months ended June 30, 2012 is as follows:

For the three months ended June 30, 2012:

	As Originally Reported	Change	As Restated
General and administrative expenses	$710,165	$128,129	$838,294
Depreciation and amortization	28,280	(4,416)	23,864
Interest expense	350,382	156,185	506,567
Net loss attributable to common shareholders	976,203	280,017	1,256,220
Income per common share - basic and diluted	(0.02)		(0.02)

For the six months ended June 30, 2012:

	As Originally Reported	Change	As Restated
General and administrative expenses	$2,189,753	$221,636	$2,411,389
Depreciation and amortization	38,795	(8,832)	29,963
Interest expense	786,945	253,058	1,040,003
Net loss attributable to common shareholders	2,892,367	465,862	3,358,229
Income per common share - basic and diluted	(0.05)		(0.06)

The impact of the reclassifications and prior period adjustments on the accompanying statement of cash flows for the three and six months ended June 30, 2012 is as follows:

	As Originally Reported	Change	As Restated
Net cash used in operating activities	$(2,329,091)	$1,300,346	$(1,028,745)
Net cash used in investing activities	(20,953)	(17,422)	(38,375)
Net cash provided by financing activities	2,345,180	(1,282,904)	1,062,276

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

Plan of Operations

The Company has begun sales of its 3ml RevVac™ safety syringe through introduction to distributors, advertisements through its online sales program, attendance at numerous industry trade shows and a direct marketing campaign. The Company expects to be in full scale production by March 2014 for its 1ml, 5ml and 10ml RevVac™ safety syringes.  When all sizes of the RevVac™ safety syringe are in production, the Company believes that it can ship a total of 30 million RevVac™ safety syringes for the following twelve month period.

This RevVac™ safety syringe uses vacuum technology to retract the needle into the plunger after use. The syringe cannot be reused once the vacuum is activated. Revolutions Medical believes its safety syringe has many advantages over its competition including price, ease of use and safety. It should virtually eliminate accidental needle stick injuries and also aid in reducing the spread of contagious diseases. The Company also believes that with the help of government regulatory initiatives and individual state law reforms that the safety syringe market will grow in the foreseeable future domestically and internationally.

On July 1, 2013, new regulations and certifications were implemented and imposed by the country of Brazil. The Company has taken all necessary steps to comply with these new changes so the RevVac™ safety syringe can be imported into Brazil. The Company believes that in the 4th quarter of 2013 it may begin shipping its RevVac™ safety syringe into Brazil and begin to fulfill its 12 million syringe order previously unannounced in its press release dated May 21, 2013.

              The Company is currently working on developing, enhancing and securing its proprietary MRI software tools for commercial launch. The Company believes that once clinical application validations using its MRI software suite of products including RevColor™, RevDisplay™ and Rev3D™ directed at concussions, stroke, Alzheimer’s and breast disease are achieved, such products could eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.

The Company hired Strata Corporation (“Strata”) in March 2012. Strata is an expert in computer software and programming. After a commercial evaluation and months of software and code enhancements the Company believes that when it can invest an additional $200,000-$300,000 into this project, within 9-12 months the first application of RevColor™, RevDisplay™ and Rev3D™ will be commercially available. The launch of this product will be a “software as a service” (SaaS) business model, where customers will log on to our secure website and send current black and white images to the Company via high speed internet (teleradiology), and the images will be sent back to the customer in color and three dimensional with auto segmentation. Preliminarily, the Company will charge a per-use fee, but may expand, depending upon volume, into monthly service agreements. Potential customers could include MRI centers, doctors, hospitals and even patients.

Results of Operations

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues

During the three months ended June 30, 2013, the Company had $1,791 in revenues as it began making sales to its domestic and international distributors to assist in the introduction of the RevVac™ safety syringe to primary care, ambulatory care and governmental markets. The Company had approximately $840 in revenue for the second quarter of 2012.

Loss on firm purchase commitment

For the three months ended June 30, 2013, the Company incurred $491,938 in loss on firm purchase commitment. No loss was incurred for the same period in 2012. The loss was related to a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”) entered on December 1, 2011 which provides that commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any order after July 2012.

General and Administrative Expenses

During the three months ended June 30, 2013, the Company incurred $576,856 in general and administrative expenses, compared to $838,294 for the same period in 2012. There was no compensation costs related to the issuance of options to officers and directors for the three months ended June 30, 2013. Compensation cost related to the issuance of options to officer and directors totaled $94,115 for the same period in 2012.

Further, consulting agreement fees and legal fees were $287,629 and $342,893, respectively, for the three months ended June 30, 2013, resulting from a net decrease in consulting fees of $21,630 and a decrease in legal fees of $33,634, respectively. The decrease in consulting fees was partly due to the decrease in expenses for individual consulting agreements for business development. The decrease in legal fees was due primarily to decreased expenses for SEC attorney fees.

Interest expense

Interest expenses decreased to $149,314 for the three months ended June 30, 2013, compared to $506,567 for the same period in 2012. This decrease is due primarily to the conversion of convertible notes into shares of the Company’s common stock during the twelve months ended June 30, 2013.

Net Loss

Net loss for the three months ended June 30, 2013 was $1,476,614 compared to $1,256,220 for the same period in 2012, as the Company decreased convertible debt interest expenses, consulting fees and employee option compensation expenses while expenses for cost of goods sold increased in the first three months of 2013 compared to the same period in 2012.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues

For the six months ended June 30, 2013, the Company recorded revenue of $3,091 as it began making sales to its domestic and international distributors to assist in the introduction of the RevVac™ safety syringe to primary care, ambulatory care and governmental markets. Revenue for the six months ended June 30, 2012 totaled $840.

Loss on firm purchase commitment

For the six months ended June 30, 2013, the Company incurred $976,029 in loss on firm purchase commitment. No loss was incurred for the same period in 2012. The loss was related to the 5-year agreement with Yeso-med entered on December 1, 2011. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any order after July 2012.

General and Administrative Expenses

For the six months ended June 30, 2013, the Company incurred $1,663,610 in general and administrative expenses, compared to $2,411,389 for the same period in 2012. Compensation cost related to the issuance of options to officers and directors during the six months ended June 30, 2013 and 2013 totaled $110,763 and $424,458, respectively.

Further, consulting agreement fees and legal fees were $646,004 and $961,923, respectively, for the six months ended June 30, 2013, resulting from a net decrease in consulting fees of $199,402 and a decrease in legal fees of $116,517, respectively. The decrease in consulting fees was partly due to the decrease in expenses for individual consulting agreements for business development. The decrease in legal fees was due primarily to decreased expenses for SEC and contract attorney fees and legal fee related to the issuance of convertible debt.

Interest expense

Interest expenses decreased to $266,684 for the six months ended June 30, 2013, compared to $1,040,003 for the same period in 2012. This decrease is due primarily to the conversion of convertible notes into shares of the Company’s common stock during the twelve months ended June 30, 2013.

Net Loss

Net loss for the six months ended June 30, 2013 was $3,122,386 compared to $3,358,229 for the same period in 2012, as the Company decreased convertible debt interest expenses, consulting fees, legal fees and employee option compensation expenses while expenses for cost of goods sold increased in the six months of 2013 compared to the same period in 2012.

 Liquidity and Capital Resources

As of June 30, 2013, the Company did not have and currently does not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, the Company’s auditors have expressed substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the six months ended June 30, 2013 and June 30, 2012 was $490,272 and $1,028,745, respectively. The net loss for the six months ended June 30, 2013 and 2012 was $3,122,386 and $3,358,229, respectively. This decrease is primarily attributable to the decreased expense related to consulting fees, other compensation expenses, and the interest and derivative expenses related to the convertible debt agreements.

Net cash used for investing activities for the six months ended June 30, 2013 and June 30, 2012 was $5,982 and $38,375, respectively. The cash used for investing activities in the first six months of 2013 is a result of legal expenses related to patent development for the RevVac™ safety syringe.

Net cash obtained through all financing activities for six months ended June 30, 2013 was $497,500, as compared to $1,062,276 for the six months ended June 30, 2012.  In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it was acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Proceeds from the issuance of common stock through cash-exercise of stock options and warrants were $95,000 for the six months ended June 30, 2013 as compared to $126,775 for the six months ended June 30, 2012. This decrease was due primarily to a decrease in consulting agreements and the options exercised under the terms of these agreements. Proceeds from issuance of notes for cash were $402,500 for the six months ended June 30, 2013 as compared to $935,501 for the six months ended June 30, 2012.

The following table summarizes total current assets, liabilities and working capital at June 30, 2013, compared to December 31, 2012.

	June 30, 2013	December 31, 2012	Increase/ (Decrease)
Current Assets	$319,671	$326,704	$(7,033)
Current Liabilities	$6,159,946	$4,406,551	$1,753,395
Working Capital Deficit	$(5,840,275)	$(4,079,847)	$(1,760,428)

As of June 30, 2013, we had a working capital deficit of $5,840,275, as compared to a working capital deficit of $4,079,847 as of December 31, 2012, an increase of $1,760,428. Current assets decreased primarily due to a decrease in inventory of $6,352. Factors contributing to the increase in current liabilities include an increase in accounts payable due to the take or pay costs according to the terms of the manufacturing agreement signed with Yeso-med in December 2011.

Our estimated working capital requirement for the next 12 months is $2,700,000 with an estimated burn rate of $110,000 per month.

The Company secured a credit facility with TCA Global Credit Master Fund, LP on May 1, 2013. On June 11, 2013, Revolutions Medical Corporation entered into an Investment Agreement with KVM Capital Partners who commits to purchase up to $1,500,000 of the Company’s common stock over a period of 36 months. The Company continues to search for additional financing to generate the liquidity necessary to continue operations and sales growth until a time when revenue generated from sales of current products can fund operations.

Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. The Company does not currently generate significant cash from operations but does have access to a credit facility as noted above to finance additional domestic sales; however, the Company does expect an increase in product sales in the second half of 2013 and 2014. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. We presently have 250,000,000 shares of common stock authorized, of which 94,330,337 shares were issued and outstanding as of June 30, 2013. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. As such, the Company’s independent auditors have expressed substantial doubt about our ability to continue as a going concern if sales of the RevVac™ safety syringe do not increase significantly to pay current obligations.

Expected Significant Changes in the Number of Employees

The Company expects to hire between 3 to 7 additional office personnel to assist with operations as sales continue with the 3ml RevVac™ safety syringe.

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had no off-balance sheet arrangements.

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

On June 28, 2013, a special referee appointed by the South Carolina Court awarded the Company and Mr. Wheet more than $20 million in a default judgment against Mr. Hicks and ruled that Hicks intentionally interfered with its Department of Defense grant and contract with the HIV/AIDS prevention program. Specifically, the Company was awarded $3.6 million in compensatory damages and $1.5 million in punitive damages and Mr. Wheet was awarded $12,010,000 in compensatory damages and $3 million in punitive damages. The deadline for appeal has passed for Hicks default judgment.

Other than the matters outlined above and those disclosed in our prior filings with the SEC, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect, and there have been no material developments (other than noted above) with respect to any such legal proceedings since the end of the first quarter of 2013.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the SEC on May 8, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and reported in a current report on Form 8-K, the Company did not issue any securities during the six months ended June 30, 2013:

During the six months ended June 30, 2013, the Company issued 4,200,885 shares of common stock with a total value of $345,750 for consulting services, director fees, and financing-related fees, and 789,700 shares to employees for wages accrued in 2012 totaling $71,074.

Also, during the six months ended June 30, 2013, the Company received $97,500 cash for the exercise of warrants and options for 1,050,000 shares of common stock.

Also, during the six months ended June 30, 2013, the Company issued 4,379,845 shares of common stock for the conversions of convertible notes and accrued interest totaling $201,382.

In addition, during the six months ended June 30, 2013, the Company issued 9,750,000 pledged shares in escrow to TCA as collateral for the securities purchase agreement entered on April 26, 2013.

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

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
*	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION
Date: August 19, 2013	By: /s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)