Form 10-Q/A
period 2013-06-30
Revolutions Medical CORP
filed 2013-08-22
CIK 1041009

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

Yes ☐ No ☒

As of August 19, 2013 there were 94,330,337 shares outstanding of the registrant’s common stock, $0.001 par value per share.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to Revolutions Medical Corporation’s (the “Company”) quarterly report on Form 10-Q for the period ended June 30, 2013, originally filed with the U.S. Securities and Exchange Commission on August 19, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

REVOLUTIONS MEDICAL CORPORATION

Dated: August 22, 2013	By:	/s/ Rondald Wheet
		Name:	Rondald Wheet
		Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)