Form 10-Q
period 2013-09-30
Revolutions Medical CORP
filed 2013-11-19
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

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

As of November 12, 2013, there were 105,689,034 shares outstanding of the registrant’s common stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements.	3

	Unaudited Balance Sheets at September 30, 2013 and December 31, 2012	3

	Unaudited Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and From Inception (August 16, 1996) Through September 30, 2013	4

	Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and From Inception (August 16, 1996) Through September 30, 2013	5

	Notes to Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 6.	Exhibits.	27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Revolutions Medical Corporation

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$3,372	$54
Inventory	318,299	321,791
Prepaid expenses and other current assets	3,932	4,859
Total current assets	325,603	326,704
Property and equipment, net	291,805	356,656
Intangibles	120,621	106,687
Total assets	$738,029	$790,047
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,534,129	$1,122,371
Unearned revenue	106,690	-
Payable to Yeso-med	2,750,970	1,280,860
Accounts payable and accrued liabilities, related parties	176,473	73,957
Payable for indemnification	1,372,466	1,347,806
Convertible notes, net of discounts of $216,394 and $187,039, respectively	312,150	184,289
Convertible notes, related parties, net of discounts of $0 and $42,534, respectively	75,000	32,466
Derivative liability, note conversion feature	409,986	364,802
Total liabilities	6,737,864	4,406,551

Commitments and contingencies

Stockholders' deficit:
Series 2006 Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 99,716,508 and 72,784,907 shares issued and outstanding, respectively	99,717	72,785
Additional paid-in-capital	35,957,222	34,319,432
Subscriptions receivable	(71,000)	(71,000)
Deficit accumulated during the development stage	(41,986,774)	(37,938,721)
Total stockholders' deficit	(5,999,835)	(3,616,504)
Total liabilities and stockholders' deficit	$738,029	$790,047

See accompanying notes to unaudited financial statements.

 Revolutions Medical Corporation

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		August 16, 1996 (Inception) to September 30,
	2013	2012	2013	2012	2013
		(Restated)		(Restated)
Revenue	$2,363	$349	$5,454	$1,189	$6,643

Cost of revenue	1,338	219	2,640	9,200	11,840
Loss on firm purchase commitment	493,328	313,437	1,469,357	313,437	2,252,950
Cost of goods sold	494,666	313,656	1,471,997	322,637	2,264,790
Gross loss	(492,303)	(313,307)	(1,466,543)	(321,448)	(2,258,147)
Operating expenses:
Research and development	-	9,900	-	99,588	2,935,949
Depreciation and amortization	24,789	23,925	72,727	53,888	277,838
General and administrative expenses	480,460	952,949	2,144,070	3,364,338	29,442,874
Impairment of assets	-	-	-	-	4,570,007
Gain on disposal of assets	-	-	-	-	(794)
Total operating expenses	505,249	986,774	2,216,797	3,517,814	37,225,874
Operating loss	(997,552)	(1,300,081)	(3,683,340)	(3,839,262)	(39,484,021)
Other income (expense):
Interest expense	(207,414)	(489,696)	(474,098)	(1,529,699)	(3,103,803)
Investment income	-	-	-	-	170,753
Loss on extinguishment of debt	(4,082)	-	(43,345)	-	(183,057)
Gain (loss) on change in fair value of derivative liabilities	283,382	(30,931)	153,484	189,046	107,508
Other income (loss), net	-	(3,497)	(753)	(2,399)	322,425
Total other income (expense)	71,886	(524,124)	(364,712)	(1,343,052)	(2,686,174)
Net loss	(925,666)	(1,824,205)	(4,048,052)	(5,182,314)	(42,170,195)
Net loss attributable to the non-controlling interest	-	-	-	-	(183,422)
Net loss attributable to Revolutions Medical Corp.	$(925,666)	$(1,824,205)	$(4,048,052)	$(5,182,314)	$(41,986,773)
Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.09)
Weighted average number of common shares outstanding - basic and diluted	95,586,936	63,160,704	86,635,118	59,295,163

See accompanying notes to unaudited financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			August 16, 1996
	Nine months ended		(Inception)
	September 30,		to September 30,
	2013	2012	2013
		(Restated)
Cash flows from operating activities:
Net loss	$(4,048,052)	$(5,182,314)	$(42,170,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,727	53,888	277,838
Stock-based compensation	625,633	1,439,801	13,242,364
Stock options and warrants modification expense	188,628	-	238,628
Impairment of assets	-	-	4,570,007
Gain on disposal of assets	-	-	(794)
Amortization of debt discounts	413,851	1,071,734	2,275,069
Interest expense incurred on issuance of convertible debt	2,838	146,445	399,312
Loss on extinguishment of debt	43,345	-	183,057
Gain (loss)on change in fair value of derivative liabilities	(153,484)	(189,046)	(107,508)
Changes in operating assets and liabilities:
Inventory	3,492	(320,837)	(318,299)
Prepaid expenses and other current assets	927	(75,085)	(3,932)
Accounts payable and accrued liabilities	2,132,887	1,455,355	5,029,240
Accounts payable and accrued liabilities - related parties	90,016	(87,944)	163,973
Unearned revenue	106,690	-	106,690
Payable for indemnification	24,660	41,108	1,830,056
Net cash used in operating activities	(495,842)	(1,646,895)	(14,284,494)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(992,907)
Proceeds from sale of fixed assets	-	-	794
Payments for license and patents	(21,810)	(30,321)	(183,348)
Investment in Ives Health Company and The Health Club	-	-	(261,997)
Net cash used in investing activities	(21,810)	(30,321)	(1,437,458)
Cash flows from financing activities:
Capital contribution	-	-	802,154
Proceeds from issuance of common stock through cash exercise of stock options and warrants	100,000	305,444	3,512,412
Proceeds from issuance of notes for cash	472,500	1,368,001	3,448,501
Proceeds from loans from shareholders	-	-	15,707
Repayment of loans from shareholders	-	-	(8,005)
Repayment of notes	(51,530)	-	(208,855)
Proceeds for issuance of common stock for cash	-	-	8,163,410
Net cash provided by financing activities	520,970	1,673,445	15,725,324
Net change in cash	3,318	(3,771)	3,372
Cash at beginning of period	54	4,844	-
Cash at end of period	$3,372	$1,073	$3,372

See accompanying notes to unaudited financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Statements of Cash Flows (continued)

(Unaudited)

	Nine months ended September 30,		August 16, 1996 (Inception) to September 30,
	2013	2012	2013
		(Restated)
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-
Non-cash financing and investing activities:
Common stock issued for conversion of debt	$550,621	$1,674,859	$5,238,036
Shares issued for indemnification agreement	$-	$140,560	$457,590
Debt discount on convertible notes	$253,053	$-	$2,658,475
Beneficial conversion feature	$130,117	$436,184	$488,879
Common stock issued in connection with Merger	$-	$-	$300
Common stock issued for acquisition of Clear Image	$-	$-	$3,093,948
Common stock issued for investment	$-	$-	$289,009
Preferred stock forfeited	$-	$-	$500

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not established significant sources of revenue to fund the development of its business and pay operating expenses, resulting in a cumulative net loss of $42 million for the period from inception (August 16, 1996) to September 30, 2013. The ability of the Company to continue as a going concern during the next year depends on successful sales of its RevVac™ Safety Syringe and completion of the Company’s capital raising efforts to fund the development of its 1ml, including insulin, 5ml and 10ml auto-retractable vacuum safety syringes. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Equipment	$353,235	$353,235
Leasehold improvement	44,000	44,000
Furniture	49,147	49,147
	446,382	446,382
Less accumulated depreciation	(154,577)	(89,726)
	$291,805	$356,656

For the nine months ended September 30, 2013 and 2012, the Company recognized depreciation and amortization expense related to property and equipment of $64,851 and $47,391, respectively.

Note 4 – Intangibles

Intangibles consisted of the following:

	September 30, 2013	December 31, 2012
Patent	$168,348	$146,538
Less accumulated amortization	(47,727)	(39,851)
	$120,621	$106,687

For the nine months ended September 30, 2013 and 2012, the Company recognized amortization expense of $7,876 and$6,497, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Accounts payable	$491,959	$432,436
Accrued payroll liabilities and related penalties	598,815	411,670
Accrued salary	295,273	143,167
Accrued interest	147,543	134,559
Other accruals	539	539
	$1,534,129	$1,122,371

 As of September 30, 2013 and December 31, 2012, the Company accrued $598,815 and $411,670, respectively, pursuant to state and federal payroll tax liabilities and related penalties.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  Tax liens in the aggregate amount of $6,457 were filed against the Company by the South Carolina Department of Revenue due to these delinquent payments and failure to file the required tax forms.   Action by federal taxing authorities has not been initiated or threatened at this point.  There is no assurance, however, that such action will not be initiated in the future. In October 2013, the Company obtained representation and is negotiating with the taxing authorities to resolve these liabilities.

Note 6 – Payable to Yeso-med

On December 1, 2011, the Company entered into a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”). Pursuant to the agreement, commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. If the Company does not place with Yeso-med the minimum order for a single month, Yeso-med shall have the right to receive payments from the Company equal to 50% of the supply price of each unit below the minimum order amount required for that month.  The Company has the right to have the amount paid under this requirement to serve as payment against future orders provided the quantity ordered exceeds the minimum quantity for that month. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed an order as of September 30, 2013.  As of September 30, 2013 and December 31, 2012, a payable was recorded to Yeso-med related to this minimum purchase requirement of $2,252,950 and $783,593, respectively. For the nine months ended September 30, 2013 and 2012, $1.5 million and $313,437 was recorded as a loss on firm purchase commitments, respectively.

The payable to Yeso-med also included amounts due for product purchased of $208,501 and $208,258 as of September 30, 2013 and December 31, 2012, respectively, and amounts due for equipment purchased of $289,519 and $289,009 as of September 30, 2013 and December 31, 2012, respectively.

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

On December 14, 2010, the Company issued 400,000 shares of the Company’s common stock, initially valued at $184,000, to the special account. An additional 400,000 shares were issued to the special account on March 15, 2012 with a value of $140,560 determined based upon the 10-day average share price prior to the date of issuance.  At each reporting date, the Company revalues the shares held in the special account and adjusts the outstanding balance. Net increases and decreases in the value of the Company’s common shares held in the special account are recorded in the current period statement of operations. As of September 30, 2013 and December 31, 2012, the remaining principal balance, including the estimated taxes, to be paid was $1.4 million and $1.3 million, respectively, based upon the Company’s valuation of the stock. For the nine months ended September 30, 2013 and 2012, the net loss related to shares of the Company’s common stock held in the special account was $24,659 and $31,974, respectively. As of September 30, 2013, there were 301,463 shares of the Company’s common stock held in the special account.

Note 8 – Convertible Notes

Convertible notes consisted of the following:

	September 30,	December 31,
	2013	2012
Convertible Promissory Note Payable to JMJ Financial, unsecured, one time interest charge of 8%, due on February 22, 2014	$191,663	$191,663
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on March 21, 2013, fully converted in 2013	-	7,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on May 10, 2013, fully converted in 2013	-	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on August 27, 2013, fully converted in 2013	-	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on December 6, 2013	27,500	-
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on May 19, 2014	35,000	-
Convertible Promissory Note Payable to Carebourn Capital L.P., unsecured, interest rate of 8% per annum, with payment due on December 19, 2013	23,411	-
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, secured by all of the Company's assets, interest rate of 12% per annum, with payment due on January 3, 2013	-	62,165
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, secured by all of the Company's assets, interest rate of 12% per annum, with payment due monthly until April 26, 2014	215,970	-
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 8% per annum, with payment due on September 3, 2014	35,000	-
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 8% per annum, with payment due on January 26, 2014	75,000	100,000
	603,544	446,328
Less: debt discount	(216,394)	(229,573)
	$387,150	$216,755

JMJ Financial

On February 22, 2011, the Company issued a convertible promissory note in the amount of $1,050,000 to JMJ Financial, Inc. (“JMJ”). The note bears interest in the form of a one-time interest charge of 8%, payable with the note’s principal amount on the maturity date, February 22, 2014. The note is convertible to the Company’s common stock at a price equal to 70% of the average of the three lowest closing market prices of the Company’s common stock for the 20 trading days prior to the conversion date. In connection with the note, the Company entered into a registration rights agreement with JMJ to provide JMJ registration rights for common shares underlying this note. The note will only be funded when the conversion price calculated on each payment date is equal to or greater than $0.015 per share and there are sufficient shares remaining in the registration statement. During 2012, JMJ converted $15,498 under this agreement into 180,000 shares of the Company’s common stock. The principal amount owed to JMJ at September 30, 2013 and December 31, 2012 was $191,663 under the convertible promissory note. The Company analyzed the JMJ note for derivative accounting consideration and determined that the note qualifies for accounting treatment as a financial derivative and recorded an initial discount of $450,000 on the issuance date. For the nine months ended September 30, 2013 and 2012, the Company recorded $75,970 and $60,000 of interest expense related to the amortization of the debt discount. At September 30, 2013 and December 31, 2012, there was $30,721 and $106,691, respectively, of unamortized debt discount related to the JMJ notes.

The Company is currently in litigation with JMJ. See Note 11.

Asher Enterprises

On February 28, 2013 and August 15, 2013, the Company issued convertible promissory notes to Asher Enterprises for proceeds of $42,500 and $35,000 in cash, respectively, (the “2013 Asher Notes”). The notes are convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date and (2) a fixed conversion price of $0.00009 per share. The Company analyzed the conversion feature of the 2013 Asher Notes for derivative accounting consideration and determined that the conversion features for the 2013 Asher Notes do not qualify for accounting treatment as a financial derivative. The 2013 Asher Notes have an aggregate beneficial conversion feature discount of $77,500, of which $41,661 was amortized as interest expense for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, the Company also recorded interest expense of $66,930 related to the amortization of debt discount on notes issued in 2012 to Asher Enterprises. At September 30, 2013, there was $35,839 of unamortized discount related to the outstanding 2013 Asher Notes.

During the nine months ended September 30, 2013, Asher Enterprises converted principal of $97,600 with accrued interest related to notes issued in 2012 into 2,726,118 shares of the Company’s common stock. In addition, on September 12, 2013, Asher Enterprises converted principal of $15,000 related to the note issued in 2013 into 1,339,286 shares of the Company’s common stock.

Carebourn Capital

On March 19, 2013, the Company issued a convertible promissory note to Carebourn Capital for proceeds of $60,000 in cash. (“2013 Carebourn Note”). The note is convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date (2) a fixed conversion price of $0.00009 per share. The Company analyzed the conversion feature of the 2013 Carebourn Note for derivative accounting consideration and determined that the conversion feature for the 2013 Carebourn Notes does not qualify for accounting treatment as a financial derivative. The 2013 Carebourn Note has a beneficial conversion feature discount of $49,091, of which $43,519 was amortized as interest expense for the nine months ended September 30, 2013. At September 30, 2013, there was $5,572 of unamortized discount related to the 2013 Carebourn Note. On September 20, 2013, Carebourn Capital converted principal of $36,590 related to this note into 2,350,000 shares of the Company’s common stock.

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

The Debentures were issued at 7% discount and the discount of $17,500 is amortized over one year, the term of the Debentures, using straight-line method. The note bears interest at a rate of 12% per annum and the Company shall make monthly payments of principal and interest commencing on May 26, 2013 with the first two payments only including interest. If all or any portion of the payments of principal and interest is late, the Company should pay TCA a late charge equal to 5% of such unpaid payment. During the nine months ended September 30, 2013, the Company made principal payments of $51,530 and interest payments of $9,761 to TCA.

The Debentures are convertible at a price determined by multiplying 85% of the average daily volume weighted average price of the Company’s common stock during the five business days immediately preceding the date of conversion. The Company analyzed the Debentures for derivative accounting consideration and determined that the Debentures qualify for accounting treatment as a financial derivative. The conversion feature of the Debentures was valued at $218,053 on the issuance date and recorded as debt discount. As of September 30, 2013, there was $111,893 of unamortized debt discount related to the Debentures.

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

The principal amount of the Individual Convertible Notes and accrued interest are convertible into the Company’s common stock at a conversion price equal to 75% of the average of the daily volume weighted average prices of the Company's Common Stock during the five trading days immediately prior to the conversion date, provided that in no event, shall the note holders convert any portion of the Individual Convertible Notes when the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates and (2) the number of shares of common stock issuable upon conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the Company’s outstanding common shares. During the nine months ended September 30, 2013, $25,000 of the Individual Convertible Notes with accrued interest was converted into 353,727 shares of the Company’s common stock. As of September 30, 2013 and December 31, 2012, Individual Convertible Notes included principal of $75,000 payable to Vincent Olmo, the Company’s COO, with a debt discount of $0 and $42,534, respectively. This note was extended on November 5, 2013 and is due January 26, 2014.

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

On March 1, 2013, the Company extended the expiration date of the $0.25 warrants to June 30, 2013 and the $0.50 warrants to September 30, 2013. Warrants to purchase 2,859,008 shares of the Company’s common stock that originally expired on December 31, 2012 were reissued to the note holders. The Company recorded a $148,127 modification expense related to the extension.

On August 28, 2013, the Company further extended the expiration date of the $0.25 warrants to June 30, 2014 and the $0.50 warrants to September 30, 2014. The Company recorded a $40,501 modification expense related to the extension.

The Company analyzed the Individual Convertible Notes for derivative accounting consideration and determined that the conversion feature of the Individual Convertible Notes qualify for accounting treatment as a financial derivative. The conversion feature of Individual Convertible Notes was valued at $777,766 on the issuance date. As a result, some of the Individual Convertible Notes were fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the Individual Convertible Notes of $182,733 was expensed immediately as additional interest expense. For the nine months ended September 30, 2013, the Company recognized $55,952 of interest expense related to the amortization of the debt discount. At September 30, 2013 and December 31, 2012, there was $0 and $55,952 of unamortized discount related to the Individual Convertible Notes, respectively.

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

On September 3, 2013, the Company issued a $35,000 convertible note to an individual. The note matures one year from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount to be paid at maturity. The conversion provisions of this note are the same as the 2012 Individual Convertible Notes as described above. The Company analyzed the note for derivative accounting consideration and determined that the conversion feature of the note qualifies for accounting treatment as a financial derivative. The conversion feature of this note was valued at $37,837 on the issuance date. As a result, the note was fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note of $2,837 was expensed immediately as additional interest expense. For the nine months ended September 30, 2013, the Company recognized $2,632 of interest expense related to the amortization of the debt discount. At September 30, 2013, there was $32,368 of unamortized discount related to the note. In connection with the issuance of the note, warrants to purchase 140,000 shares of the Company’s common stock at $0.25 per share and 70,000 shares of the Company’s common stock at $0.50 per share were issued to the note holder. These warrants were valued at $2,588 using the Black-Scholes Model.

Note 9 – Derivatives – Note Conversion Feature

Due to the conversion feature contained in some of the notes the Company issued, the actual number of shares of common stock that would be required if a conversion of the notes was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion feature of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period. In determining the fair value, the Company uses the Black-Scholes Model. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes Model.

The following is a summary of the activity of the derivative liability for the nine months ended September 30, 2013:

Fair value at December 31, 2012	$364,802
Decrease in value	(153,484)
Addition	255,890
Reclassification from liability to equity as a result of note conversions	(57,222)
Fair value at September 30, 2013	$409,986

The derivative liability was valued using the Black-Scholes Model with the following assumptions:

	September 30, 2013			December 31, 2012
Risk free interest rate		0.10%		0.11%	to	0.16%
Expected life (years)	0.3	to	0.9	0.01	to	2.1
Dividend Yield		0%			0%
Volatility	235%	to	259%	130%	to	219%

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

The following table summarizes fair value measurements by level at September 30, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,372	$-	$-	$3,372
Derivative liability	-	-	409,986	409,986

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

As further consideration for KVM entering into and structuring the Investment Agreement, the Company paid to KVM a $10,000 fee by issuing to KVM 250,000 restricted shares of its common stock on June 11, 2013.

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

On March 1, 2007, the Company filed a lawsuit in the District Court of Tulsa County, Oklahoma against Globe to rescind, terminate and seek monetary damages for the non-fulfillment and breach of the Joint Venture Agreement, and other related agreements, in addition to an accounting of expenditures of funds under the terms and provisions of the agreements.  On October 29, 2008, the Company filed in the District Court of Harris County, Texas, a lawsuit for fraud and contempt of court for Globe and Andy Hu, individually.  On October 21, 2011, the Company was granted its request for summary judgment against Globe and awarded $311,440 and the return of 266,666 shares of the Company’s common stock by a Federal District Court in Tulsa County, Oklahoma.  In addition to the monetary award and the return of the Company’s common stock, Globe is also required to return all syringes, design files, and sample molds to the Company.  Furthermore, the Court ordered that Globe assign to the Company all rights to the patent issued on January 13, 2009 for the RevVac™ Safety Syringe.  Globe is prohibited from claiming any interest or ownership in the Company’s safety vacuum syringes going forward.

On December 13, 2011, the Supreme Court of Oklahoma denied Globe’s appeal and, on January 30, 2013, the court ordered a Nunc Pro Tunc decision denying all counterclaims and third party claims by Globe.  On April 30, 2013, the Company exercised its legal rights under a writ of execution in Harris County, Texas, pursuant to which the Company, along with its attorneys and county constables, seized all valuable property from Globe Med Tech’s office including 266,666 restricted shares of common stock of Revolutions Medical, all design and patent files relating to its auto retractable vacuum safety syringe, furniture, computers, phones and other office equipment and information.  Globe’s web hosting company has been notified and ordered under the judgment and writ of execution to shut down Globe’s website until all information and references of ownership, patents and awards regarding the RevVac™ Safety Syringe are removed from the website. The Company will continue to use all available legal means under the judgment until all monies are collected and the judgment is satisfied in full. On August 27, 2013, the Company cancelled the 266,666 shares.

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

On September 26, 2012, the Company filed suit in South Carolina Federal District Court against SPD, Richard H. Theriault, Vita S. Theriault, Darius R. Theriault, Raminta Theriault, Goddard Technologies, Inc. ("GTI") and others, claiming that the defendants purposely and materially misled and misrepresented capabilities and progress on a variety of initiatives related to the development and manufacture of the Company's RevVac™ Safety Syringe to officers and directors of Revolutions Medical, which caused a delay in its production of approximately one year. The suit further alleges that Richard H. Theriault and other defendants defrauded the Company and misappropriated funds in violation of the United States' Racketeer Influenced and Corrupt Organizations Act and that GTI improperly assigned certain rights to the Company's new provisional patents to SPD without authorization. In February, 2013 the Company changed the venue to the United States District Court of Massachusetts against Goddard, and attended a case scheduling hearing on September 9, 2013.

On February 2, 2013, Richard H. Theriault filed for bankruptcy in Massachusetts under Chapter 11.  The South Carolina lawsuit has been temporarily stayed until such time when the arbitration award against Richard H. Theriault and MIG can be ruled on in United States Federal District Court in Massachusetts, seeking judgment outside the bankruptcy court. On March 13, 2013, United States Federal District Court in Massachusetts granted an injunction against Richard H. Theriault and MIG, enjoining and restraining them from transferring or alienating any assets in their possession without approval from the Court. On May 6, 2013, that court upheld its ruling in favor of continuing the injunction. On September 17, 2013 the bankruptcy court has allowed the Company to lift the stay, confirm the judgment and proceed with its court cases and its efforts to seek monetary satisfaction of its award and other damages against Theriault, and his cohorts in South Carolina. Also, the Company is pursuing all of its rights in this bankruptcy to uncover additional assets in discovery that the Company has identified which were not disclosed or misappropriated in the Theriault bankruptcy filing.

JMJ Financial, Inc.

A lawsuit was filed against the Company by JMJ Financial (“JMJ”) in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares.  JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest. On August 30, 2012, the Company filed its counterclaims against JMJ, which included fraud by concealment, among other claims. The Company alleges that Keener and JMJ had a responsibility and obligation under Florida law to disclose during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these type of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company's stock if DTC eligibility was “chilled”. In the securities trading industry, the loss of eligibility for electronic trading, transfer, and delivery of common stock is known as a “chill”. This would severely hamper future capital raising and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement. On March 14, 2013 the Company did receive a letter from the DTC advising that a “chill” was placed on its stock. All of the JMJ share issuances were among the share issuances that the DTC identified to be reviewed. In July 2013, the Company won its motion to compel discovery from JMJ and Keener to provide all documents related to all financings with public companies that Keener and JMJ were involved, especially companies that DTC put a "chill" on their publicly traded stock and any regulatory actions or rulings against Keener and JMJ. On October 14, 2013, the DTC advised the Company that the “chill” had been lifted.

 SEC

On September 20, 2012, the SEC filed a civil complaint in Federal District Court in Georgia against the Company, alleging that the Company issued four misleading press releases during the period from August 2010 through October 2010 and one misleading press release in July 2011, related to the Company’s production schedule of its RevVac™ safety syringe, pending government award and contract, and defense logistic agency product listings. The SEC names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief, the SEC seeks an order requiring the Company to disgorge approximately $1,100,000 received from its equity line financing from August 2010 through May 2011 with Auctus Private Equity Fund, in addition to other civil penalty amounts, and the SEC is seeking an officer and director bar against its Chief Executive Officer.

In April 2013, through discovery and answers to interrogatories, the SEC identified Phillip Maurice Hicks a/k/a Marty Hicks as its tipster and invoked client attorney privilege on all correspondence with Hicks. In September 2011, a South Carolina Circuit Court declared Mr. Hicks to be liable by default for internet defamation of the Company and Rondald L. Wheet, CEO. On June 28, 2013, a special referee appointed by the South Carolina Court awarded the Company and Mr. Wheet more than $20 million in a default judgment against Mr. Hicks and ruled that Hicks intentionally interfered with its Department of Defense grant and contract with the HIV/AIDS prevention program. Specifically, the Company was awarded $3.6 million in compensatory damages and $1.5 million in punitive damages and Mr. Wheet was awarded $12 million in compensatory damages and $3 million in punitive damages. The deadline for appeal has passed for Hicks’ default judgment. Also, in April 2013, the SEC identified that the testimony under oath of Richard Theriault was instrumental in bringing the allegation against the Company and its CEO. In January 2013, the Arbitration Panel found Mr. Theriault committed fraud against the Company as part of its award. The Company and its legal team continue to vigorously defend the Company and its CEO against the allegation.

TCA Global Credit Master Fund, L.P.

On April 26, 2013 (the “Effective Date”), the Company finalized a securities purchase agreement with TCA. Pursuant to the terms of the purchase agreement, TCA shall purchase from the Company up to $2 million of senior secured convertible redeemable debentures.  The debentures shall be purchased in a series of closings and pursuant to the first such closing, as of the Effective Date, TCA purchased that certain senior convertible redeemable debenture in the amount of $250,000.  The Company’s obligations to TCA under the debentures are secured by that certain security agreement granting TCA an unconditional and continuing first priority security interest in all of the Company’s assets and that certain stock pledge agreement granting TCA a continuing and first priority security interest in certain stock of the Company.

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

Note 12 – Common Stock Transactions

During the nine months ended September 30, 2013, the Company issued 7,767,749 shares of common stock with a total value of $864,370 for consulting services, director fees, financing related fees and for wages and consulting fees accrued in 2012.

Also, during the nine months ended September 30, 2013, the Company received $100,000 cash for the exercise of warrants and options for 1,150,000 shares of common stock.

Also, during the nine months ended September 30, 2013, the Company issued 8,805,519 shares of common stock for the conversions of convertible notes and accrued interest totaling $311,883.

In addition, during the nine months ended September 30, 2013, the Company issued 9,375,000 pledged shares in escrow to TCA as collateral for the securities purchase agreement entered on April 26, 2013.

Further, the Company retired 266,666 shares of common stock on August 27, 2013 previously issued to Globe and issued 100,000 shares to an investor for proceeds of $12,500 received in 2012.

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

During the nine months ended September 30, 2013, under the terms of the Company’s 2007 Stock Option Plan, 1,975,000 options were issued for consulting services exercisable at $0.05~$0.50 per share. The options have a term of 10 days to one year and vest upon issuance. The aggregate fair value of these options equal to $51,642 was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.10% to 0.18% (2) expected life of 0.03 to 1.06 years (3) expected volatility of 163% to 215% and (4) zero expected dividends.

The following table summarizes the stock option activity:

	For the nine months ended September 30, 2013
	Number of Shares Under Option	Weighted-average Exercise Price
Outstanding at December 31, 2012	12,100,000	$0.20
Granted	1,975,000	0.17
Exercised	(1,050,000)	0.09
Forfeited or expired	(925,000)
Outstanding at September 30, 2013	12,100,000	0.20

The following table summarizes the warrant activity:

	For the nine months ended September 30, 2013
	Number of Shares Under Option	Weighted-average Exercise Price
Outstanding at December 31, 2012	2,013,003	$0.50
Granted	6,249,008	0.33
Exercised	-
Forfeited or expired	(2,013,003)
Outstanding at September 30, 2013	6,249,008	0.33

Note 14 – Earnings (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted net income (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net income (loss) per common share. For the nine months ended September 30, 2013, potentially issuable shares, including options and warrants to purchase 18,349,008 shares of the Company’s common stock and notes payable convertible to 27,402,673 shares of the Company’s common stock, have been excluded from the calculation. For the nine months ended September 30, 2012, potentially issuable shares, including options and warrants to purchase 20,287,758 shares of the Company’s common stock and notes payable convertible to 10,122,496 shares of the Company’s common stock, have been excluded from the calculation.

Note 15 – Related Party Transactions

On September 1, 2009, the Company entered into a 5-year lease agreement with Osprey South, LLC (“Osprey”), to lease its corporate office space at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  Pursuant to the lease agreement, the Company was to pay Osprey $4,500 per month.  On July 1, 2011, the Company amended the lease agreement to include the office space adjacent to the existing office space.  Under the amended lease agreement, the lease term ends on July 1, 2016, and the Company is to pay Osprey $10,000 per month.  Rondald L. Wheet, our Chairman and Chief Executive Officer, is the sole member of Osprey.  For each of the nine months ended September 30, 2013 and 2012, the Company expensed $90,000 in lease payments to Osprey. Rent payable to Osprey was $82,962 and $19,761 as of September 30, 2013 and December 31, 2012, respectively. Future minimum lease payments due under the amended lease totaled approximately $330,000 at September 30, 2013.

The following table sets forth amounts owed by the Company to its executive officers listed therein for expenses paid by said officers on behalf of the Company as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Rondald L. Wheet, Chief Executive Officer	$81,834	$32,502
Stephen Wheet, Director of Sales	8,620	-
Vincent Olmo, Chief Operating Officer	3,057	9,194
	$93,511	$41,696

The Company also had a convertible note payable to Mr. Olmo with principal amount of $75,000 at September 30, 2013 and $12,500 advance from shareholder at December 31, 2012.

NOTE 16 – Restatement

The Company restated its statements of operations and cash flows for the three and nine months ended September 30, 2012 to reflect the following adjustments:

    • The increase in cost of goods sold of $313,437 for the loss on firm purchase commitment with Yeso-med.

• The increase in payable for estimated penalties of $60,755 related payroll tax liabilities.

• The increase in consulting fees of $34,860 for business development.

• The increase in indemnification expense of $31,974 related to the revaluation of the shares held to indemnify the Company’s former CEO for the payment of penalties and interest agreed to in settlement of a case brought by the SEC against the Company and its former CEO.

• The increase of stock compensation expense of $219,409 to properly value the shares issued for consulting services.

• The decrease of $13,248 amortization expense to properly amortize the patent costs.

• The increase of interest expense of $331,096 related to the amortization of beneficial conversion feature of certain convertible notes issued.

The impact of the reclassifications and prior period adjustments on the accompanying statement of operations for the three and nine months ended September 30, 2012 is as follows:

For the three months ended September 30, 2012:

	As Originally Reported	Change	As Restated
Cost of goods sold	$219	$313,437	$313,656
General and administrative expenses	826,489	126,460	952,949
Depreciation and amortization	28,341	(4,416)	23,925
Interest expense	411,659	78,037	489,696
Net loss attributable to common shareholders	1,311,664	512,540	1,824,204

Income per common share - basic and diluted	(0.02)		(0.03)

 For the nine months ended September 30, 2012:

	As Originally Reported	Change	As Restated
Cost of goods sold	$9,200	$313,437	$322,637
General and administrative expenses	3,017,340	346,997	3,364,338
Depreciation and amortization	67,136	(13,248)	53,888
Interest expense	1,198,603	331,096	1,529,699
Net loss attributable to common shareholders	4,204,031	978,282	5,182,313
Income per common share - basic and diluted	(0.07)		(0.09)

 The impact of the reclassifications and prior period adjustments on the accompanying statement of cash flows for the nine months ended September 30, 2012 is as follows:

	As Originally Reported	Change	As Restated
Net cash used in operating activities	$(3,248,040)	$1,601,145	$(1,646,895)
Net cash used in investing activities	(15,392)	(14,929)	(30,321)
Net cash provided by financing activities	3,259,661	(1,586,216)	1,673,445

NOTE 17 – Subsequent Events

On October 10, 2013, the Company issued 1,025,000 shares of common stock to settle a payable in the amount of $30,750.

On October 15, 2013, the Company issued 3,518,072 shares of common stock to Asher for the conversion of a note payable.

On October 21, 2013, the Company issued 1,429,454 shares to Carebourn Capital for the conversion of a note payable.

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

Plan of Operations

The Company has begun sales of its 3ml RevVac™ safety syringe through introducing and signing distributors, advertisements through its online sales program, attendance at numerous industry trade shows and direct marketing campaigns. The Company expects to be in full scale production by third quarter of 2014 for its 1ml, 5ml and 10ml RevVac™ safety syringes.  When all sizes of the RevVac™ safety syringe are in production, the Company believes that it can ship a total of 50 million RevVac™ safety syringes for the following twelve month period. As of September 30, 2013, the Company has received $106,690 for an international sales order from one of its distributors.

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

              The Company is working on developing, enhancing and securing its proprietary MRI software tools for commercial launch. The Company believes that once clinical application validations using its MRI software suite of products including RevColor™, RevDisplay™ and Rev3D™ directed at concussions, stroke, Alzheimer’s and breast disease are achieved, such products could eventually aid in the enhanced diagnosis, detection, and monitoring of such diseases and afflictions.

Results of Operations

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues

During the three months ended September 30, 2013, the Company had $2,363 in revenues as it began making sales of the RevVac™ safety syringe to its domestic and international distributors. The Company had $349 in revenue for the third quarter of 2012.

Loss on firm purchase commitment

For the three months ended September 30, 2013, the Company incurred $493,328 in loss on firm purchase commitment. For the same period in 2012, the Company incurred $313,437 in loss on firm purchase commitment. The loss was related to a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”) entered on December 1, 2011 which provides that commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any orders after July 2012.

General and Administrative Expenses

During the three months ended September 30, 2013, the Company incurred $480,460 in general and administrative expenses, compared to $952,949 for the same period in 2012. The Company incurred $3,405 in compensation costs related to the issuance of options to officers and directors for the three months ended September 30, 2013. Compensation cost related to the issuance of options to officer and directors totaled $94,115 for the same period in 2012.

Further contributing to the decrease in general and administrative expenses was a decrease of approximately $257,000 in consulting agreement fees and legal fees for the three months ended September 30, 2013 as compared to the same three month period in 2012. The decrease in consulting fees was partly due to the decrease in expenses for individual consulting agreements for business development. The decrease in legal fees was due primarily to decreased expenses for SEC attorney fees and contract attorney fees. In addition, the Company incurred a $100,000 investment banking fee for the three months ended September 30, 2012 for failure to use the equity line of credit established by TCA Global Credit Master Fund, LP in 2012. No investment banking fees were incurred by the Company in the comparable current year period.

Interest expense

Interest expenses decreased to $207,414 for the three months ended September 30, 2013, compared to $489,696 for the same period in 2012. This decrease is due primarily to the conversion of convertible notes into shares of the Company’s common stock during the fourth quarter of 2012 and the nine months ended September 30, 2013.

Gain (loss) on change in fair value of derivative liabilities

The Company had a gain of $283,382 on the change in fair value of derivative liabilities for the three months ended September 30, 2013, compared to a $30,931 loss on the change in fair value of derivative liabilities for the same prior year period. The change primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

Net loss for the three months ended September 30, 2013 was $925,666 compared to $1,824,205 for the same period in 2012 mainly due to the decrease of convertible debt interest expenses, consulting fees and employee option compensation expenses while cost of goods sold increased in the three months ended September 30, 2013 compared to the same period in 2012. In addition, the net loss for the three months ended September 30, 2013 decreased as compared to the same prior year period is also attributable to the gain on the change in fair value of the Company’s derivative liabilities compared to a loss on the change in fair value for the same prior year period.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenues

For the nine months ended September 30, 2013, the Company recorded revenue of $5,454 as it began making sales to its domestic and international distributors to assist in the introduction of the RevVac™ safety syringe to primary care, ambulatory care and governmental markets. Revenue for the nine months ended September 30, 2012 totaled $1,189.

Loss on firm purchase commitment

For the nine months ended September 30, 2013, the Company incurred $1,469,357 in loss on firm purchase commitment. For the same period in 2012, the Company incurred $313,437 in loss on firm purchase commitment. The loss was related to the 5-year agreement with Yeso-med entered on December 1, 2011. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any orders after July 2012.

General and Administrative Expenses

For the nine months ended September 30, 2013, the Company incurred $2,144,070 in general and administrative expenses, compared to $3,364,338 for the same period in 2012. Compensation cost related to the issuance of options to officers and directors during the nine months ended September 30, 2013 and 2012 totaled $114,168 and $664,846, respectively.

Further, contributing to the decrease in general and administrative expenses was a decrease of approximately $573,000 in consulting agreement fees and legal fees for the nine months ended September 30, 2013 as compared to the same nine month period in 2012. The decrease in consulting fees was partly due to the decrease in expenses for individual consulting agreements for business development. The decrease in legal fees was due primarily to decreased expenses for SEC and contract attorney fees and legal fees related to the issuance of convertible debt.

Interest expense

Interest expenses decreased to $474,098 for the nine months ended September 30, 2013, compared to $1,529,699 for the same period in 2012. This decrease is due primarily to the conversion of convertible notes into shares of the Company’s common stock during the fourth quarter of 2012 and the nine months ended September 30, 2013.

Net Loss

Net loss for the nine months ended September 30, 2013 was $4,048,052 compared to $5,182,314 for the same period in 2012, due to the decrease of convertible debt interest expenses, consulting fees, legal fees and employee option compensation expenses while expenses for cost of goods sold increased in the nine months of 2013 compared to the same period in 2012.

 Liquidity and Capital Resources

As of September 30, 2013, the Company did not have and currently does not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, there is substantial doubt about our ability to continue as a going concern.

We used cash of approximately $495,842 in operating activities for the nine months ended September 30, 2013. These cash flows included net loss of $4 million, net non-cash items including depreciation, and amortization, amortization of debt discounts, stock-based compensation, stock options and warrants modification expense, loss on extinguishment of debt and change in the fair value of derivative liabilities of approximately $1.2 million. The balance of the cash used in operating activities is primarily due to the increase in the payable to Yeso-med.

Net cash used for investing activities for the nine months ended September 30, 2013 was $21,810. The cash used for investing activities in the first nine months of 2013 is a result of legal expenses related to patent development for the RevVac™ safety syringe.

Net cash obtained through all financing activities for nine months ended September 30, 2013 was $520,970.  In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it was acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Proceeds from the issuance of common stock through cash-exercise of stock options and warrants were $100,000 for the nine months ended September 30, 2013. Proceeds from issuance of notes for cash were $472,500 for the nine months ended September 30, 2013.

The following table summarizes total current assets, liabilities and working capital at September 30, 2013, compared to December 31, 2012.

	September 30, 2013	December 31, 2012	Increase/ (Decrease)
Current Assets	$325,603	$326,704	$(1,101)
Current Liabilities	$6,737,864	$4,406,551	$2,331,313
Working Capital Deficit	$(6,412,261)	$(4,079,847)	$(2,332,414)

As of September 30, 2013, we had a working capital deficit of $6,412,261, as compared to a working capital deficit of $4,079,847 as of December 31, 2012, an increase of $2,332,414. Current assets decreased primarily due to a decrease in inventory of $3,492. Factors contributing to the increase in current liabilities include an increase in accounts payable due to the take or pay costs according to the terms of the manufacturing agreement signed with Yeso-med in December 2011.

Our estimated working capital requirement for the next 12 months is $2.7 million with an estimated burn rate of $225,000 per month.

The Company secured a credit facility with TCA Global Credit Master Fund, LP on May 1, 2013. On June 11, 2013, the Company entered into an Investment Agreement with KVM Capital Partners who commits to purchase up to $1.5 million of the Company’s common stock over a period of 36 months. The Company continues to search for additional financing to generate the liquidity necessary to continue operations and sales growth until a time when revenue generated from sales of current products can fund operations.

Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. The Company does not currently generate significant cash from operations but does have access to a credit facility as noted above to finance additional domestic sales; however, the Company does expect an increase in product sales in the fourth quarter of 2013 and 2014. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. We presently have 250,000,000 shares of common stock authorized, of which 99,716,508 shares were issued and outstanding as of September 30, 2013. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. As such, there is substantial doubt about our ability to continue as a going concern if sales of the RevVac™ safety syringe do not increase significantly to pay current obligations.

Expected Significant Changes in the Number of Employees

The Company expects to hire between 3 to 7 additional office personnel to assist with operations as sales continue with the 3ml RevVac™ safety syringe.

Off-Balance Sheet Arrangements

As of September 30, 2013, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. The ineffective was main due to the material weakness identified in in our Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the SEC on May 8, 2013.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the matters previously outlined and those disclosed in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2012, as filed with the SEC on May 2, 2013 and May 8, 2013, respectively, and/or our Quarterly Report on Forms 10-Q and 10-Q/A for the quarter ended June 30, 2013, as filed with the SEC on August 19, 2013 and August 22, 2013, respectively, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect, and there have been no material developments (other than noted above) with respect to any such legal proceedings since the end of the second quarter of 2013.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012, filed with the SEC on May 8, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and reported in a current report on Form 8-K, the Company did not issue any securities during the nine months ended September 30, 2013:

During the nine months ended September 30, 2013, the Company issued 7,767,749 shares of common stock with a total value of $864,370 for consulting services, director fees, financing related fees and for wages and consulting fees accrued in 2012.

Also, during the nine months ended September 30, 2013, the Company received $100,000 cash for the exercise of warrants and options for 1,150,000 shares of common stock.

Also, during the nine months ended September 30, 2013, the Company issued 8,805,519 shares of common stock for the conversions of convertible notes and accrued interest totaling $311,883.

In addition, during the nine months ended September 30, 2013, the Company issued 9,375,000 pledged shares in escrow to TCA as collateral for the securities purchase agreement entered on April 26, 2013.

Further, the Company retired 266,666 shares of common stock on August 27, 2013 previously issued to Globe and issued 100,000 shares to an investor for $12,500 proceeds received in 2012.

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

REVOLUTIONS MEDICAL CORPORATION
Date: November 19, 2013	By: /s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)