Form 10-K
period 2013-12-31
Revolutions Medical CORP
filed 2014-04-14
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer 	Accelerated Filer 
Non-Accelerated Filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on a closing price of $0.06 per share, was approximately $5,659,820. As of April 14, 2014, the registrant had 112,767,433 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference: None.

REVOLUTIONS MEDICAL CORPORATION

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2013

PART I

FORWARD-LOOKING STATEMENT WARNING

Certain statements included by reference in this filing containing the words “could,” “may,” “believes,” “anticipates,” “intends,” “expects,” and similar such words constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Any forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, our ability to maintain liquidity, our maintenance of patent protection, the impact of current litigation, our ability to maintain favorable supplier arrangements and relationships, our ability to quickly increase capacity in response to an increase in demand, our ability to access the market, our ability to maintain or lower production costs, our ability to continue to finance research and development as well as operations and expansion of production, the increased interest of larger market players, specifically Becton Dickinson and Company (“BD”), in providing devices to the safety market, and other factors referenced in Item 1A. Risk Factors.  Given these uncertainties, undue reliance should not be placed on forward-looking statements.

Item 1. Business.

Since 1996, Revolutions Medical Corporation (“Revolutions Medical,” the “Company,” “we,” “us” or “our”) has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes. Our present product development effort is focused on the RevVac™ Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases. The RevVac™ safety syringe is proprietary and protected by two US patents and seven international patents. The proprietary design feature which makes this product so unique is after a shot is administered, the needle will automatically retract into the plunger by pressing additional pressure with the thumb to break the seal of the vacuum which is created at the time of use, and this is all accomplished with one hand. On February 22, 2009, the Company announced that it had received notification from the FDA that the 510(k) application for the 3ml RevVac™ safety syringe was cleared to begin marketing and selling this product in the United States. In 2010 this product won the prestigious Medical Design Excellence Award for innovation and advancement of design for medical products. After going through production cost reduction design changes and contract manufacturing searches, the Company signed Wuxi Yushou Medical Appliances Co., Ltd, (Yeso-med) as its contract manufacture and began production in 2011. The Company has been selling the 3ml RevVac™ safety syringe since second quarter of 2012 and expects to complete the production process and begin selling the 1ml, 5ml, and 10ml RevVac™ safety syringes by the end of 2014.

The Company has developed a new vacuum auto retraction design which it believes will address the growing prefilled safety syringe market. This new design is proprietary and the Company has filed for patent protection. The Company expects to begin prototypes of the new prefilled syringe this year and have samples in 2015.

The Company also is developing a suite of proprietary MRI software tools; RevColor™, Rev3D™, RevDisplay™, and RevScan™. “MRI” refers to “Magnetic Resonance Imaging,” a widely used imaging system that safely creates many different and detailed views of selected portions of the internal anatomy.  These tools are designed to enhance general diagnostic confidence through education and research use and in the future we believe will have specific commercial applications.

Revolutions Medical Corporation is committed to developing and distributing new products and tools for the medical industry, whether internally or through acquisitions. Our goal is to make healthcare safer and less expensive by reducing risks, time and cost.

The Company’s contract manufacturing partnership with Yeso-med enabled Revolutions Medical to establish manufacturing capabilities.  In September 2011, Yeso-med began establishing a new, state-of-the-art manufacturing facility dedicated to the manufacture of safety syringes.   The new facility, which began operations in March 2012, consists of 21 injection molding machines with complete assembly lines, capable of producing 100,000,000 safety syringes per year and expansion capability to produce 300,000,000 units per annum.  The new facility is over 300,000 sq. ft. with a Class 8 clean room totaling over 32,000 sq. ft.  Yeso-med employs over 470 employees and has been producing medical devices since 1997.  The manufacturing processes have been certified by the FDA, European Community (CE Mark) and ANVISA and has been issued an ISO 13485 certificate of compliance in recognition of their current good manufacturing practices (cGMP).

    The commercial launch of the MRI software tools will be a “software as a service” (SaaS) business model, where customers will log on to our secure website and send current black and white images to the Company via high speed internet and the images will be sent back to the customer in color and three dimensional with auto segmentation. At first the Company will charge a per-use fee but can expand depending upon volume into monthly service agreements. Potential Revolutions Medical customers could include MRI centers, doctors, hospitals and even patients.

The Company is engaged in the development of technology which can segment and reference MRI images. By “segmenting” an image, the Company’s technology will let the user select a part of the image (bone, fluid, tissue) and render that selection in three dimensions. Essentially, different components of an image are given different colors and the user can choose the color or colors to be studied, thus eliminating those portions colored with the colors being discarded. By “referencing” the image to a data base, the user can obtain similar, identified images to aid the user in interpretation of the image being studied. As Revolutions Medical continues to improve and enhance its proprietary software capabilities, and as new information and technologies advance with the imaging market, the Company will protect and preserve its technology by filing additional patents, copyrighting, and other protection measures. The Company does not have a time table when this product will be available commercially but does expect to dedicate capital in 2014 to advance this technology.

The Company sells its 3ml RevVac™ safety syringe through distributors, advertisements through its online sales program, attendance at numerous industry trade shows and a direct marketing campaign. For 2013, the Company generated revenue of $41,419. Most of the revenue came from international sales through one of its new international distributors to market the RevVac™ safety syringe. The Company expects international sales to continue to grow as it expands its marketing into several key countries and completes the necessary in county regulations to receive its license to import its RevVac™ products into those markets. When all sizes of the RevVac™ safety syringe are in production and available for sale, the Company believes that it can ship a total of 50 million RevVac™ safety syringes for the following twelve month period.

Principal Markets

The 3ml RevVac™ safety syringe is currently being marketed to healthcare providers in the U.S. and internationally which include, but are not limited to, acute care hospitals, alternate care facilities, doctors’ offices, clinics, emergency centers, surgical centers, convalescent hospitals, Veterans Administration facilities, military organizations, public health facilities, and prisons.

The syringe and needle device market continues to be a market in transition.  The nature of the products comprising the market is gradually changing from standard to safety devices.  The impetus for the change to safety devices is the risk that is carried with each needle stick injury which includes the transmission of over 20 blood borne pathogens, including the human immunodeficiency virus (“HIV,” which causes AIDS), hepatitis B, and hepatitis C.  Because of the occupational and public health hazards posed by conventional disposable syringes, public health policy makers, domestic organizations, and government agencies have been involved in the effort to get more effective safety needle products to healthcare workers.  Federal legislation was signed into law on November 6, 2000, by former President William Jefferson Clinton.  This legislation, which became effective for most states on April 12, 2001, now requires safety needle products to be used for the vast majority of procedures.  However, even with this requirement, hospitals are slow to follow the law intended to protect healthcare workers.

 Distribution Method of Products and Services

In the U.S., the vast majority of decisions relating to the contracting for and purchasing of medical supplies are made by the representatives of group purchasing organizations (“GPOs”) rather than the end-users of the product (nurses, doctors, and testing personnel). GPOs and manufacturers often enter into long-term exclusive contracts which can prohibit entry in the marketplace by competitors. In the needle and syringe market, the market share leader, Becton-Dickinson, has utilized, among other things, long-term exclusive contracts which have restricted entry into the market by most of our competitors. The Company has been in direct communication and has shown samples of its RevVac™ safety syringes to many GPOs. We believe that we have a superior product compared to the competition which would allow us to penetrate the market. However, we may not be successful in obtaining any contracts with GPOs, which would severely limit our product’s marketability in the United States. See Item 1A. entitled “Risk Factors” for additional risks related to our business.

In November 2012, Revolutions Medical signed a domestic distribution agreement with McKesson, Inc. for the RevVac™ safety syringe line of products.  All current sizes and gauges are listed in the McKesson catalog so customers can easily order product directly through the McKesson sales and distribution ordering system.   A stocking order for inventory was placed and delivered by Revolutions Medical and a new sales initiative program was began in February 2013. McKesson has over 1,300 sales representatives.

The Company believes with its sales and distribution relationship with McKesson and continued marketing and sales efforts to introduce the RevVac™ safety syringe to the health care industry including state and federal government, it is strategically positioned for future growth in market share in the United States for its RevVac™ safety syringe product line. The Company also believes it will continue to sign additional international distributors as the RevVac™ safety syringe product line gets introduced to more global markets.

Status of Planned Products

The RevVac™ safety syringe use vacuum technology to retract the needle into the plunger immediately after use. The syringe cannot be reused once the vacuum is activated. The Company believes its safety syringe has many advantages over its competition including price, ease of use, and safety. We believe that it will help reduce accidental needle stick injuries and also aid in reducing the spread of contagious diseases. The Company also believes that, with the help of government regulation initiatives, individual state laws, and the importance of world health concerns, the safety syringe market will continue to have substantial growth into the foreseeable future. The Company expects to launch sales of its RevVac™ safety syringe in the 1ml, 5ml and 10ml sizes at the end of 2014. The Company has new filed provisional patents in the US and internationally on modifications to its existing vacuum auto retraction technology for the prefilled syringe market. The Company plans to begin working on the prefilled vacuum auto retraction syringe prototype in 2014. The Company also continues working on developing, enhancing and securing its proprietary MRI software tools for commercial launch. Although no time table now exists on the commercial launch, the Company believes it will have the capital this year to advance this technology. .

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

Traditionally, competition regarding non-safety medical devices was primarily based upon price with little differentiation between products. We expect our products to compete against both safety products and non-safety products based upon safety, ease of use, and performance. Most of the safety medical devices we will compete with are priced substantially above the cost of non-safety products. Market demand for safety devices is being driven by the estimated costs associated with accidental needle sticks and by government mandates.

We have several major competitors including BD and Covidien Ltd. (“Covidien”), Terumo Medical Corp. (“Terumo”), and B. Braun domestically and internationally.

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

Sources of Raw Materials and the Names of Principal Suppliers

On December 1, 2011, the Company entered into an International Manufacturing Agreement (the “Yeso-med Agreement”) with Yeso-med. The term of the Yeso-med Agreement is for a period of sixty (60) months commencing on the Effective Date (the “Term”). Pursuant to the Yeso-med Agreement, during the Term, Yeso-med will serve as the Company’s exclusive manufacturer in China of the Company’s 1ml and 3ml RevVac™ safety syringes. The Company is also pursuing manufacturing capabilities outside of China as market demand increases and the need for more supply grows.

The Company is obligated under the terms of the Yeso-med Agreement to place a minimum of 2,500,000 units per month.  Since its initial order the Company has not met this obligation.  As market conditions and demand improves, the Yeso-med Agreement provides for the Company to satisfy this obligation through orders of additional units. In reaction to the high market demand for the 1ml RevVac™ safety syringe and the possibility of increased sales of the whole product line, both parties are negotiating an acceleration of the production of the 1ml size.

Dependence on One or Few Major Customers

We anticipate that our safety syringe will be marketed to the entire field of medical professionals. We do not anticipate being dependent on any particular customer, however, at this time we cannot know if any one customer will account for more than 1% of our anticipated safety syringe sales in the future. For the year ended December 31, 2013, one customer accounted for 84% of our revenues.

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

Individual patents extend for varying time periods depending on the effective date of filing the patent application or the date of patent issuance, and the legal term of the patents in the countries in which they are obtained. Generally, patents issued in the U.S. are effective for:

●	The longer of 17 years from the issue date or 20 years from the earliest effective filing date, if the patent application was filed prior to June 8, 1995; or

●	20 years from the earliest effective filing date, if the patent application was filed on or after June 8, 1995.

The term of foreign patents varies in accordance with provisions of applicable local law, but typically is 20 years from the earliest effective filing date.

In September 2005, the Company filed a patent on its RevVac™ Safety Syringe with Globe Med Tech which gave a 50% ownership of this patent to the Company and 50% to Globe Med Tech. On November 3, 2005, the Company (f.k.a. Maxxon, Inc.,) and Globe Med Tech, Inc. (“Globe”) entered into a definitive joint venture agreement (the “Joint Venture Agreement”) to patent, develop, manufacture, market and distribute safety needle products throughout the world.  The Company and Globe each owned 50% of the joint venture.   The Company contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto.  In connection with the Joint Venture Agreement, the Company issued restricted shares of its common stock, valued at $625,066, to Globe.  Subsequent to December 31, 2006, the Company ended the Joint Venture Agreement.  The above noted patent was issued on January 13, 2009.

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

●

RMCP SAFETY SYRINGE PATENTS. One U.S. patent covering our retractable safety syringe design was published on January 28, 2005. This patent will expire on April 9, 2023. Another US patent for additional protection was issued on January 13, 2009. This patent will expire September 21, 2025. The Company has been issued international patents in Mexico, Japan, Australia, Canada and China. Applications for foreign protection in the European Union and Taiwan are pending. See Item 1A. entitled “Risk Factors.”

●

RMCP BLOOD SAMPLING DEVICE PATENT. A U.S. patent covering the Company’s blood sampling device was published on April 10, 2003. The Company has not filed any applications for foreign patent protection. See Item 1A. entitled “Risk Factors.”

●

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

Medical devices are classified into one of three classes, depending on the controls deemed by FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g. labeling, pre-market notification and adherence to Quality System regulations, which have replaced Good Manufacturing Practice regulations.) These devices are subject to the lowest level of regulatory control. Class II devices are subject to general controls and special controls (e.g. performance standards, post-market surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness, and require clinical testing and FDA approval prior to marketing and distribution. Class III devices are the most rigorously regulated.

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

Effect of Existing or Probable Governmental Regulation

The World Health Organization estimates that 1.3 million people die each year as a result of unsafe injection practices, which can include syringe re-use and needle stick injuries. Unsafe injection practices result in the transmission of a number of blood-borne diseases such as HIV/AIDS and hepatitis C. The U.S. Centers for Disease Control and Prevention estimates that 385,000 needle stick and other sharps-related injuries are sustained by U.S. hospital-based healthcare personnel each year. The U.S. Occupational Safety and Health Administration, or OSHA, estimates that when other secondary healthcare settings are also taken into account, there are as many as 800,000 needle stick injuries to U.S. healthcare workers each year. To help minimize the transmission of blood-borne pathogens caused by unsafe injection practices, many international healthcare and pharmaceutical markets are transitioning to the mandatory use of safety syringes.

In many sophisticated healthcare markets, governments are focused on the mandatory use of safety devices within healthcare facilities to protect healthcare workers from the risk of acquiring blood-borne pathogens via needle stick injuries. Regulatory actions at the federal and state level promote the use of safety needles to reduce the risk of accidental needle sticks. On July 1, 1999, California, through its state Occupational Safety and Health Administration (OSHA) program, began requiring the use of safety needles. Other states such as Texas, Tennessee, Maryland and New Jersey have passed similar legislation.

On November 6, 2000, President Clinton signed the Needle Stick Safety and Prevention Act amending OSHA’s Blood Borne Pathogens Standard to require that employers implement the use of safer medical devices in their facilities. To implement the statutory mandates in the Needle stick Safety and Prevention Act, OSHA has issued a number of further revisions to its Blood borne Pathogens Standard. The revised standard became effective on April 18, 2001. The new standard provisions impose several needle device safety requirements on employers, including:

●	evaluation and implementation of safer needle devices as part of the re-evaluation of appropriate engineering controls during an employer’s annual review of its exposure control plan;

●	documentation of the involvement of non-managerial, frontline employees in choosing safer needle devices; and

●	establishment and maintenance of a sharps injury log for recording injuries from contaminated sharps.

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

. On May 11, 2013 the European Union's new legislation regarding the use of safety syringes went into effect. Other countries such as Canada, Brazil, Mexico and Australia have also taken steps to encourage the use of safety syringes. As a result of this existing and proposed legislation, safety syringes are now commonly used within the healthcare facilities in a number of countries.  As a result of these regulatory actions, we anticipate that the demand for safety medical devices such as those we have designed and are designing will continue to increase for the foreseeable future.

Amount Spent on Research and Development

Research and development expenses were $35,544 in 2012. No amounts were spent on research and development expenses for 2013.

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

 Number of total employees and number of full time employees

We presently have three full-time employees.  Services such as product design and development, accounting, professional office services, compliance and auditing, and government sales consulting are provided by third parties on a contract basis. Consequently, developing our business may require a greater period of time than if we had full time employees.

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

Due to the current economic conditions and the risks and uncertainties surrounding our Company, we may not be able to secure additional financing on acceptable terms, if at all.  Our estimated working capital requirement for the next 12 months is $2,400,000 with estimated cash requirement of $200,000 per month. This amount includes funding for the 1ml, 5ml, and 10ml RevVac™ safety syringe mass production molds. In order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises.  If we implement any of the foregoing financing alternatives to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. To the extent that services are paid for with common stock or stock options that are exercised and sold into the market, the market price of our common stock could decline and your ownership interest will be diluted.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

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

IF WE CANNOT GENERATE ADEQUATE, PROFITABLE SALES OF OUR PLANNED PRODUCTS, WE WILL NOT BE SUCCESSFUL.

In order to succeed, we must develop commercially viable products and sell adequate quantities at a high enough price to generate a profit. We may not accomplish these objectives. Even if we succeed in developing a commercially viable product, a number of factors may affect future sales of our product. These factors include:

●	Whether physicians, patients and clinicians accept our product as a viable, safe alternative to the standard medical syringe;

●	Whether the cost of our product is competitive in the medical marketplace; and

●	Whether we successfully contract the manufacture and marketing of the syringe to third parties or develop such capabilities ourselves

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

We have had annual losses since our inception in 1996. We expect to continue to incur losses until we can sell enough products at prices high enough to generate a profit. As of December 31, 2013, we had accumulated a deficit of $44,363,260. There is no assurance that our planned products will be commercially viable. There is no assurance that we will generate revenue from the sale of our planned products or that we will achieve or maintain profitable operations.

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

WE HAVE RECEIVED AN AUDIT REPORT WITH A GOING CONCERN DISCLOSURE ON OUR CONSOLIDATED FINANCIAL STATEMENTS.

The continuation of our Company as a going concern is dependent upon our Company attaining and maintaining profitable operations and/or raising additional capital. Our independent registered public accounting firm included, in their audit report on our consolidated financial statements for the year ended December 31, 2013, an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the liquidity condition of the Company. As a result of this uncertainly we may have a more difficult time obtaining necessary financing.

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

WE DEPEND ON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL AND THE LOSS OF THEM COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends upon the efforts and abilities of our executive officers and other key personnel, particularly Mr. Rondald Wheet, our Chief Executive Officer, and Vincent Olmo, our Chief Operating Officer, to provide strategic direction, manage our operations and maintain a cohesive and stable environment. Although we have employment agreements with Mr. Wheet and Mr. Olmo and other key personnel, as well as incentive compensation plans that provide various economic incentives for them to remain with us, these agreements and incentives may not be sufficient to retain them. Further, the SEC has brought suit against the Company and Mr. Wheet relating to the alleged issuance of misleading press releases, and although the Company and Mr. Wheet are defending against such allegations, the outcome of such lawsuit could result in Mr. Wheet’s separation from the Company.  Our ability to operate successfully and manage our potential future growth also depends significantly upon our ability to attract, retain and motivate highly skilled and qualified personnel. We face intense competition for such personnel, and we may not be able to attract, retain and motivate these individuals. The loss of our executive officers or other key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business. In addition, we have a limited history of operations under our current officers and directors. Our officers have not worked together for an extensive length of time. If for any reason our management members cannot work efficiently as a team, our business will be adversely affected.

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

WE MAY FACE SIGNIFICANT UNCERTAINTY IN THE INDUSTRY DUE TO GOVERNMENT HEALTHCARE REFORM.

The healthcare industry in the United States is subject to fundamental changes due to the ongoing healthcare reform and the political, economic and regulatory influences. In March 2010, comprehensive healthcare reform legislation was signed into law in the United States through the passage of the Patient Protection and Affordable Health Care Act and the Health Care and Education Reconciliation Act. Among other initiatives, the legislation provides for a 2.3% annual excise tax on the sale of certain medical devices in the United States, commencing in January 2013. Because our products are subject to this tax, this tax may adversely affect our operating expenses and results of operations. In addition, various healthcare reform proposals have also emerged at the state level. We cannot predict with certainty what healthcare initiatives, if any, will be implemented at the state level, or what ultimate effect of federal healthcare reform or any future legislation or regulation may have on us or on our customers’ purchasing decisions regarding our products and services.

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

INTELLECTUAL PROPERTY LITIGATION COULD BE COSTLY AND DISRUPTIVE TO US.

The retractable syringe product lines in which we compete are relatively new inventions with numerous companies having patents. In recent years, there have been several patent infringement suits involving other industry participants. To-date, we have not been subject to any such patent infringement suits and also hold freedom to operate reports which we believe indicate that our technology and associated products are substantially different from other known patents. There is no assurance, however, that third parties will not assert any patent, copyright, trademark and other intellectual property rights to technologies used in our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel or require us to pay substantial damages. If we are unsuccessful in defending ourselves against these types of claims, we may be required to do one or more of the following:

●	stop, delay or abandon our ongoing or planned commercialization of the product that is the subject of the suit;

●	attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all; or

●	redesign those products that use the relevant technology.

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

OUR RELIANCE ON INDEPENDENT CONTRACT MANUFACTURERS TO MANUFACTURE MOST OF OUR PRODUCTS AND COMPONENTS INVOLVES SEVERAL RISKS, INCLUDING:

●	inadequate capacity of the manufacturer’s facilities;

●	financial difficulties experienced by manufacturers due to the recent economic recession and continuing economic uncertainty;

●	interruptions in access to certain process technologies; and

●	reduced control over product availability, quality, delivery schedules, manufacturing yields and costs.

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

We currently use a contract manufacturer in Asia to manufacture our RevVac™ safety syringe, and we plan to use foreign manufacturers to manufacture future products, where appropriate. These international operations are subject to inherent risks, which may adversely affect us, including:

●	political and economic instability;

●	high levels of inflation, historically the case in a number of countries in Asia;

●	burdens and costs of compliance with a variety of foreign laws;

●	foreign taxes;

●	changes in tariff rates or other trade and monetary policies; and

●	changes or volatility in currency exchange rates.

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

THE SEC HAS BROUGHT SUIT AGAINST THE COMPANY AND ITS CHIEF EXECUTIVE OFFICER, AND IF THE COMPANY DOES NOT PREVAIL IN ITS DEFENSE, THE COMPANY MAY BE OBLIGATED TO PAY CERTAIN AMOUNTS TO THE SEC, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL POSTION.

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

As of December 31, 2013, there were 5,500,000 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from $0.08 to $0.50 per share, all of which are exercisable. 5,000,000 options still outstanding were granted in 2007 at an exercise price of $0.08 per share and are considered out of the money as of December 31, 2013. An additional 500,000 options issued at an exercise price of $0.50 are considered out of the money. Additionally, as of December 31, 2013, there were 6,249,008 warrants outstanding. 4,166,005 of these warrants are exercisable at $0.125 and 2,083,003 are exercisable at $0.25. The exercise prices of these warrants were reduced on November 20, 2013 from $0.25 to $0.125 in the case of the $0.125 warrants and from $0.50 to $0.25 in the case of the $0.25 warrants.

We may decide, however, to modify the terms and/or exercise price of these “out of the money” options. To the extent that the outstanding options to purchase our common stock are exercised, your ownership interest may be diluted. If the options are exercised and sold into the market, they could cause the market price of our common stock to decline.

From time to time the Company has issued and plans to continue to issue shares of its common stock to pay current and future obligations. During 2012 and 2013, the Company issued 8,792,748 and 2,751,229 shares of common stock, respectively, for services rendered. If and when, and to the extent that, those shares are sold into the market, they could cause the market price of our common stock to decline.

As of December 31, 2013, we had 250,000,000 shares of common stock authorized and 107,039,034 shares of common stock outstanding. The authorized but unissued shares have the same rights and privileges as the common stock presently outstanding. The unissued authorized shares can be issued without further action of the shareholders. If and when, and to the extent that, the unissued authorized shares are issued and sold into the market, they could cause the market price of our common stock to decline.

OUR STOCK PRICE IS VOLATILE AND YOUR INVESTMENT IN OUR SECURITIES COULD DECLINE IN VALUE, RESULTING IN SUBSTANTIAL LOSSES TO YOU.

The market price of our common stock, which is currently quoted on the OTC Markets, has been, and may continue to be, highly volatile. Our stock began trading on the over the counter bulletin board on May 1, 2008. On April 19, 2011, the Company began trading on the OTC Markets. Factors such as announcements of product development progress, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the medical devices industry may have a significant impact on the market price of our common stock. In general, medical device stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with medical device companies. Market conditions and conditions of the medical device sector could also negatively impact the price of our common stock.

THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased; and

●	that a broker or dealer approves a person’s account for transactions in penny stocks.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Item 2.  Property.

On September 1, 2009, the Company entered into a five (5) year lease agreement with Osprey South, LLC (“Osprey”), to lease the property at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492. The lease was amended on July 1, 2011 to include the other suite for expansion and the leased property is now approximately 5,000 square feet. During the course of the amended five (5) year lease, ending on June 30, 2016, the Company is to pay to Osprey $10,000 in monthly rental installments payable on the first day of each succeeding month.

Item 3.  Legal Proceedings.

In September 2005, the Company filed an additional patent application on its RevVac™ Safety Syringe technology which assigned 50% ownership of this patent to the Company (f.k.a. Maxxon, Inc.,) and 50% to Globe Med Tech (“Globe”). On November 3, 2005, the Company and Globe entered into a definitive joint venture agreement (the “Joint Venture Agreement”) to patent, develop, manufacture, market and distribute safety needle products throughout the world.  The Company and Globe each owned 50% of the joint venture.   The Company contributed its safety syringe technology and patent rights related thereto and Globe contributed its safety syringe IV catheter and patent rights related thereto.  In connection with the Joint Venture Agreement, the Company issued restricted shares of its common stock, valued at $625,066, to Globe.  Subsequent to December 31, 2006, the Company ended the Joint Venture Agreement.  The above noted patent was issued on January 13, 2009.

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

On September 26, 2012, the Company filed suit in South Carolina Federal District Court against SPD, Richard H. Theriault, Vita S. Theriault, Darius R. Theriault, Raminta Theriault, Goddard Technologies, Inc. ("GTI") and others, claiming that the defendants purposely and materially misled and misrepresented capabilities and progress on a variety of initiatives related to the development and manufacture of the Company's RevVac™ Safety Syringe to officers and directors of Revolutions Medical, which caused a delay in its production of approximately one year. The suit further alleges that Richard H. Theriault and other defendants defrauded the Company and misappropriated funds in violation of the United States' Racketeer Influenced and Corrupt Organizations Act and that GTI improperly assigned certain rights to the Company's new provisional patents to SPD without authorization. In February, 2013 the Company changed the venue to the United States District Court of Massachusetts against GTI. On February 17, 2014, the Company amended its claims against GTI and certain employees at Goddard to include negligence and unfair trade practices both in the state of Massachussets and in South Carolina based upon supplemental discovery provided by Goddard’s attorney. Depositions and the jury trial are being scheduled for the second quarter of 2014.

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

On February 2, 2013, Richard H. Theriault, MIG, SPD, and other Theriault corporate entities, filed for bankruptcy in Massachusetts under Chapter 11.  The South Carolina lawsuit has been temporarily stayed. On March 13, 2013, United States Federal District Court in Massachusetts granted an injunction against Richard H. Theriault and MIG, enjoining and restraining them from transferring or alienating any assets in their possession without approval from the Court. On May 6, 2013, that court upheld its ruling in favor of continuing the injunction. On September 17, 2013 the bankruptcy court allowed the Company to lift the stay to confirm the arbitration judgment in South Carolina. The Company continues to pursue all of its rights in the Theriault bankruptcy. Theriault and MIG have recently filed a settlement proposal and plan with the bankruptcy court for approval by all creditors and a hearing is scheduled on May 7, 2014. The Company has accepted from Theriault and MIG $125,000 in a cash disbursement and $320,000 in annuity payments over 4 years along with other considerations and awaits confirmation at the hearing. The Company continues to preserve all of its legal rights against SPD.

A lawsuit was filed against the Company by JMJ Financial (“JMJ”) in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares.  JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest. On August 30, 2012, the Company filed its counterclaims against JMJ, which included fraud by concealment, among other claims. The Company alleges that Keener and JMJ had a responsibility and obligation under Florida law to disclose not to conceal during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these type of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company's stock if DTC eligibility was "chilled". This would severely hamper future capital raising and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement. On March 14, 2013 the Company did receive a letter from the DTC advising that a “chill” was placed on its stock. All of the JMJ share issuances where among the share issuances that the DTC identified to be reviewed. In July 2013, the Company won its motion to compel discovery from JMJ and Keener to provide all documents related to all financings with public companies that Keener and JMJ were involved, especially companies that DTC put a "chill" on their publicly traded stock and any regulatory actions or rulings against Keener and JMJ. On October 14, 2013, the DTC advised the Company that the “chill” had been lifted. If a positive settlement cannot be negotiated, the Company plans on bringing their counterclaims in a jury trial court proceeding.

On October 1, 2012, the Company filed suit in South Carolina Federal District Court against its former President and Director, Thomas G. O'Brien, alleging that O'Brien, as a director and officer of the Company, committed fraud, disregarded his fiduciary duties, and breached other obligations owed to the Company and its shareholders, by facilitating and negotiating contracts on behalf of the Company while at the same time sharing confidential Company information with, and receiving bribes from, Richard H. Theriault, Strategic Product Development (SPD), and Medical Investment Group, (MIG). The complaint seeks to recover actual and punitive damages as well as a return of all salary paid to O'Brien under his employment agreement and over 3.6 million restricted shares.  On January 17, 2013, the South Carolina lawsuit was dismissed without prejudice, so the Company can pursue all of its claims against Thomas G. O'Brien in arbitration. The Company is awaiting the completion of the discovery in the SEC case before moving forward with the arbitration.

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

In April 2013, through discovery and answers to interrogatories, the SEC identified Phillip Maurice Hicks a/k/a Marty Hicks as its tipster and invoked client attorney privilege on all correspondence with Hicks. In September 2011, a South Carolina Circuit Court declared Mr. Hicks to be liable by default for internet defamation of the Company and Rondald L. Wheet, CEO. On June 28, 2013, a special referee appointed by the South Carolina Court awarded the Company and Mr. Wheet more than $20 million in a default judgment against Mr. Hicks and ruled that Hicks intentionally interfered with its Department of Defense grant and contract with the HIV/AIDS prevention program. Specifically, the Company was awarded $3.6 million in compensatory damages and $1.5 million in punitive damages and Mr. Wheet was awarded $12 million in compensatory damages and $3 million in punitive damages. The deadline for appeal has passed for Hicks default judgment. Also, in April 2013, the SEC identified that the testimony under oath of Richard Theriault was instrumental in bringing the allegation against the Company and its CEO. In January 2013, the Arbitration Panel found Mr. Theriault committed fraud against the Company as part of its award. Depositions are now being scheduled for the second quarter of 2014 and all discovery is expected to be completed by the end of the quarter. The Company and its legal team continue to vigorously defend the Company and its CEO against the unfounded allegation.

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

Quarter ended	High	Low
December 31, 2013	$0.050	$0.010
September 30, 2013	$0.080	$0.020
June 30, 2013	$0.090	$0.040
March 31, 2013	$0.110	$0.078
December 31, 2012	$0.220	$0.040
September 30, 2012	$0.250	$0.070
June 30, 2012	$0.390	$0.160
March 31, 2012	$0.390	$0.191

Quotations on the OTCQB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

 (b) Holders

As of March 27, 2014, there were approximately 576 holders of record of our common stock.  This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

The following table shows information with respect this plan as of the fiscal year ended December 31, 2013.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,749,008	0.15	8,250,992
Equity compensation plans not approved by security holders	-	-	-
Total	11,749,008	0.15	8,250,992

 Transfer Agent

Our transfer agent is American Stock Transfer and Trust Company located at 6201 15th Avenue, Brooklyn, NY 11219.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company has begun sales of its 3ml RevVac™ safety syringe through introducing and signing distributors, advertisements through its online sales program, attendance at numerous industry trade shows and direct marketing campaigns. The Company expects to be in full scale production by end of 2014 for its 1ml, 5ml and 10ml RevVac™ safety syringes.  When all sizes of the RevVac™ safety syringe are in production, the Company believes that it can ship a total of 50 million RevVac™ safety syringes for the following twelve month period. As of December 31, 2013, the Company generated $41,419 in revenue from domestic and international sales orders from its distributors.

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

The Company has developed a new vacuum auto retraction design which it believes will address the growing prefilled safety syringe market. This new design is proprietary and the Company has filed for patent protection. The Company expects to begin prototypes of the new prefilled syringe this year and have samples in 2015.

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

Results of Operations

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

For 2013, the Company recorded revenue of $41,419 as it began making sales to its domestic and international distributors to assist in the introduction of the RevVac™ safety syringe to primary care, ambulatory care and governmental markets. Revenue for 2012 totaled $1,189.

Loss on firm purchase commitment

For 2013, the Company incurred $1,965,482 in loss on firm purchase commitment. For 2012, the Company incurred $783,593 in loss on firm purchase commitment. The loss was related to the 5-year agreement with Yeso-med entered on December 1, 2011. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any orders after July 2012.

General and Administrative Expenses

For 2013, the Company incurred $3,800,405 in general and administrative expenses, compared to $4,046,080 for 2012. Contributing to the decrease in general and administrative expenses was a decrease of approximately $520,832 in consulting agreement fees and legal fees for 2013 as compared to 2012. The decrease in consulting fees was partly due to the decrease in expenses for individual consulting agreements for business development. The decrease in legal fees was due primarily to decreased expenses for SEC and contract attorney fees and legal fees related to the issuance of convertible debt. Further, salaries to officers decreased $178,267 as a result of the decrease of employees in 2013. Compensation cost related to the issuance of options to officers and directors during 2013 and 2012 totaled $1,231,140 and $758,962, respectively.

 Impairment of assets

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

Interest expense

Interest expense decreased to $852,271 for 2013, compared to $1,727,512 for 2012. This decrease is due primarily to the conversion of convertible notes into shares of the Company’s common stock during 2013.

Net Loss

Net loss for 2013 was $6,424,539 compared to $7,164,311 for 2012, due to the decrease of convertible debt interest expenses, consulting fees, and legal fees while expenses for cost of goods sold and employee option compensation expenses increased in 2013 compared to 2012.

Liquidity and Capital Resources

As of December 31, 2013, the Company did not have and currently does not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligations over the next 12 months. Because of the foregoing, there is substantial doubt about our ability to continue as a going concern.

We used cash of approximately $772,700 in operating activities for 2013 compared to $1,674,342 used in operating activities for 2012. The decrease was mainly due to the decrease of payments made toward payroll which was partially offset by approximately $100,000 cash received from a customer.

Net cash used for investing activities for 2013 was $38,368 compared to $39,224 for 2012. The cash used for investing activities in 2013 and 2012 is a result of legal expenses related to patent development for the RevVac™ safety syringe.

Net cash obtained through all financing activities for 2013 was $811,946.  In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it was acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Proceeds from the issuance of common stock through cash-exercise of stock options and warrants were $127,000 for 2013. Proceeds from issuance of notes for cash were $762,602 for 2013. We repaid $77,656 of principal due on a convertible note outstanding in 2013. Net cash provided by financing activities for 2012 was $1,708,776. In order to fund the completion of the RevVac™ safety syringe production molds, we issued stock options and/or common stock when it is acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Proceeds from issuance of common stock through cash exercise of stock options and warrants were $258,275 for the year ended December 31, 2012. Proceeds from issuance of notes for cash were $1,450,501 for the year ended December 31, 2012.

The following table summarizes total current assets, liabilities and working capital at December 31, 2013, compared to December 31, 2012.

	December 31, 2013	December 31, 2012	Increase/ (Decrease)
Current Assets	$282,428	326,704	(44,276)
Current Liabilities	$7,924,434	4,406,551	3,517,883
Working Capital Deficit	$(7,642,006)	(4,079,847)	(3,562,159)

Current assets decreased primarily due to a decrease in inventory of $43,227. Factors contributing to the increase in current liabilities include an increase in accounts payable due to the take or pay costs according to the terms of the manufacturing agreement signed with Yeso-med in December 2011 and increased accrued salaries, accrued payroll liabilities and related penalties.

Our estimated working capital requirement for the next 12 months is $2.4 million with estimated cash requirements of $200,000 per month.

The Company secured a credit facility with TCA Global Credit Master Fund, LP on May 1, 2013 pursuant to which, TCA shall purchase from the Company up to $2,000,000 of senior secured convertible redeemable debentures (the “Debentures”). The Debentures will be purchased in a series of closings and pursuant to the first such closing, TCA purchased that certain senior convertible redeemable debenture in the amount of $250,000. The Debentures were issued at a 7% original issue discount and the discount of $17,500 is amortized over one year, the term of the Debentures, using straight-line method. The note bears interest at a rate of 12% per annum and the Company shall make monthly payments of principal and interest commencing on May 26, 2013 with the first two payments only including interest. If all or any portion of the payments of principal and interest is late, the Company should pay TCA a late charge equal to 5% of such unpaid payment. During 2013, the Company made principal payments of $77,656 and interest payments of $11,480 to TCA. As of December 31, 2013, the Company was not in compliance with the financial covenants of this credit facility as it was unable to make the scheduled principal and interest payments for the last two months of 2013. On February 24, 2014, TCA filed in a Florida court to seek unpaid monthly payments plus late fees and penalties related to this facility as part of the credit facility agreement. The Company got behind on payments and was put in default on January 24, 2014. The Company is working with TCA on an amicable payment of past due amounts and expects to be able to pay the amount left owed to TCA after it receives disbursements from legal settlements in the second quarter of 2014, issuance of additional shares, and or proceeds from anticipated sales.

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

Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. The Company does not currently generate significant cash from operations but does have access to a credit facility as noted above to finance additional domestic sales; however, the Company does expect an increase in product sales in 2014. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or induce warrant holders to exercise their warrants. We presently have 250,000,000 shares of common stock authorized, of which 107,039,034 shares were issued and outstanding as of December 31, 2013. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. As such, there is substantial doubt about our ability to continue as a going concern if sales of the RevVac™ safety syringe do not increase significantly to pay current obligations.

Expected Significant Changes in the Number of Employees

The Company expects to hire between 3 to 7 office and sales personnel to assist with operations as significant sales increase with the addition of the 1ml, 5ml and 10 ml sizes and the continued growth of the 3ml RevVac™ safety syringe.

Off-Balance Sheet Arrangements

We have no significant known off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-24 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 20, 2013, the Company accepted the resignation of Hood & Associates, CPAs, P.C. (“Hood”), as the Company’s independent registered public accounting firm. Hood’s resignation is solely a result of reaching the prescribed term limit as the Company’s independent auditor as required by the audit engagement partner rotation rules and regulations prescribed by the SEC and Public Company Accounting Oversight Board.  Hood’s report on the financial statements for the fiscal years ended December 31, 2011 and December 31, 2010, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than for a going concern.

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

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness as discussed below.

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

Under the supervision and with the participation of management, including the principal executive officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2013, and identified the following material weaknesses:

●

There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

●

There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis and as soon as we start operations we plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this purpose.  There has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 27, 2014:

Name	Age	Position	Officer and/or Director Since

Rondald Wheet	48	Chairman, Chief Executive Officer	March 2005

Thomas Beahm	63	Director	October 2007

Vincent Olmo	48	Chief Operating Officer	April 2011

Rondald L. Wheet

Rondald L. Wheet is the Chief Executive Officer and Chairman of the board of directors of Revolutions Medical Corporation and has served in this capacity since March 2005. Mr. Wheet has over 15 years’ experience in the investment banking industry, including more than 10 years in management. Between January 2002 and March 2005, Mr. Wheet worked as an outside consultant advising numerous micro and small cap companies on capital financing, strategic partnerships, stock awareness, professional recruiting, and the mechanics of public offerings. He received a Bachelor of Science degree from the University of Towson in Finance and International Business, and he is a past President of the Metropolitan Exchange Club of Charleston, SC. In 2009, he was presented the South Carolina Palmetto Patriot Award.

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

Legal Proceedings

On September 21, 2012, the Company received notification from the SEC that the SEC had filed a civil complaint in Federal District Court in Georgia against the Company, alleging that the Company issued four misleading press releases during the period from August 2010 through October 2010 and one misleading press release in July 2011, related to the Company’s production schedule of its auto retractable safety syringe. The SEC names the Company’s current Chief Executive Officer, Rondald L. Wheet, as a co-defendant. Among other relief, the SEC seeks an order requiring the defendants to disgorge money received from its equity line financing from August 2010 through May 2011, in addition to other civil penalty amounts.  The Company and its legal team continue to vigorously defend itself and its Chief Executive Officer, Rondald L. Wheet, against the unfounded allegation.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer or Chief Operating Officer.  Because we have only limited business operations and three officers and directors, we believe a code of ethics would have limited utility.  We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2013, 2012 and 2011.

Name And Principal Position	Year	Salary ($)(4)(5)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Rondald L. Wheet	2013	$247,500	$0	$0	$955,936	$0	$31,879	$1,235,315
Chief Executive Officer	2012	$240,000	$0	$0	$516,107	$0	$0	$756,107
	2011	$225,000	$40,580	$0	$162,100	$0	$0	$427,680

Thomas O’Brien (1)	2011	$124,790	$0	$0	$0	$0	$0	$124,790
Former President

Burt Hodges (2)	2013	$78,348	$0	$0	$49,867	$0	$0	$128,215
Chief Financial Officer	2012	$168,217	$0	$0	$41,958	$0	$0	$210,175
	2011	$89,375	$0	$0	$69,163	$0	$0	$158,538

Vincent Olmo	2013	$170,940	$0	$0	60,896	$0	$0	$231,836
Chief Operating Officer	2012	$168,580	$0	$0	$118,458	$0	$0	$287,038
	2011	$124,625	$0	$0	$117,588	$0	$0	$242,213

(1)	Mr. O’Brien resigned from his position on September 21, 2011.
(2)	Mr. Hodges resigned from his position on June 15, 2013.
(3)	The value of options was based on Black-Scholes Model. See notes to the financial statements.
(4)	The table below sets forth the amount of salary earned in 2012 forgone at the election of the executive listed under which stock compensation instead was received by each executive in 2013:

	Salary Forgone	Stock Awards(#)
Rondald Wheet	$32,055	320,550
Burt Hodges	$31,390	313,900

(5)

Of the $78,348 earned by Mr. Hodges in 2013, he elected to receive stock compensation in the amount of $22,831 from the issuance of common stock by the Company in lieu of cash. A total of 456,620 shares were issued to him on August 28, 2013.

2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Rondald L. Wheet Chief Executive Officer	5,000,000	—	—	$0.08	5/15/2014	—	—	—	—

Vincent Olmo Chief Operating Officer	500,000	—	—	$0.50	4/1/2014	—	—	—	—

DIRECTOR COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended December 31, 2013, 2012 and 2011.

Name and Principal Position (a)	Year (b)	Salary ($) (b)	Bonus ($) (b)	Stock Awards ($) (b)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (b)	Total ($) (b)
Rondald L. Wheet	2013	$0	$0	$0	$0	$0	$0	$0
Director	2012	$0	$0	$0	$153,000	$0	$0	$153,000
	2011	$0	$0	$0	$0	$0	$0	$0
Thomas M. Beahm	2013	$0	$0	$130,838	$0	$0	$0	$130,838
Director	2012	$0	$0	$0	$153,000	$0	$0	$153,000
	2011	$0	$0	$0	$0	$0	$0	$0

Mr. Beahm received 1,453,750 common shares of the Company on February 8, 2013.

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

Employment Agreement with Burton Hodges, Former Chief Financial Officer

Effective June 1, 2011, the Company and Mr. Hodges, entered into a three (3) year employment agreement, for Mr. Hodges to serve as Chief Financial Officer. Mr. Hodges resigned effective June 15, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2014, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock		Percentage of Ownership of Common Stock (3)
Rondald L. Wheet	Chief Executive Officer, Chairman	3,686,000		3.3	%(2)
Dr. Thomas Beahm	Director	1,599,125		1.4%
Burt Hodges	Chief Financial Officer	63,586	(4)	*	%
Vincent Olmo	Chief Operating Officer	730,811	(5)	*	%
Officers and Directors (4 persons)	-	6,079,522		5.4%

* less than 1%

(1)	Unless otherwise indicated, the address of each beneficial owner listed above is c/o Rondald L. Wheet, Revolutions Medical Corporation, 670 Marina Drive, 3rd Floor, Charleston, SC 29492.
(2)	This percentage does not include 1,000,000 shares of Preferred Stock or 5,000,000 options to purchase 5,000,000 shares of common stock at a price of $0.08 per share.
(3)	Based on 111,979,183 shares outstanding as of March 24, 2012.
(4)	This total does not include options to purchase 500,000 shares of the Company’s common stock.
(5)	This total does not include options to purchase 500,000 shares of the Company’s common stock.

DESCRIPTION OF SECURITIES

General

We are authorized to issue an aggregate number of 255,000,000 shares of capital stock, of which 250,000,000 shares are common stock, $0.001 par value per share, and 5,000,000 shares are preferred stock, $0.001 par value per share.

Common Stock

We are authorized to issue 250,000,000 shares of common stock, par value $0.001 per share, of which 111,979,183 shares were outstanding as of March 24, 2014.

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

 Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock, par value $0.001 per share. When the Company issues its preferred stock, it is designated with the year of when it is issued. As of March 29, 2013, there were 1,000,000 shares of preferred stock outstanding. On October 24, 2006, the Company designated 1,000,000 shares as Series 2006 Preferred Stock, which were then issued to Mr. Wheet, the Company’s Chief Executive Officer. Each share of preferred stock is convertible, at any time at the discretion of Mr. Wheet, into one share of the Company’s common stock for each share of series of preferred share. Each series of preferred stock has voting rights of 125 votes per share of series preferred voting together as one class with the Company’s common stock. As a result, Mr. Wheet has effective voting control of the Company’s common stock and as such can unilaterally decide on business matters. Upon conversion of the series preferred, each share of common stock resulting from the conversion shall be entitled to one vote per share-not 125 votes per share.

Common Stock Options and Warrants Outstanding

As of December 31, 2013, there were 5,500,000 options outstanding, which consisted of options to purchase common stock at exercise prices ranging from $0.08 to $0.50 per share, all of which are exercisable. 5,000,000 options still outstanding were granted in 2007 at an exercise price of $0.08 per share and are considered out of the money as of December 31, 2013. An additional 500,000 options issued at an exercise price of $0.50 are considered out of the money. Additionally, as of December 31, 2013, there were 6,249,000 warrants outstanding. These warrants were issued in 2012 and 2013. 4,166,005 of these warrants are exercisable at $0.125 and 2,083,003 are exercisable at $0.25. The warrants exercisable at $0.125 expire on June 30, 2014. The warrants exercisable at $0.25 expire on September 30, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

The Company incurred $146,377 in office rent (including late fees of $26,377) to Osprey South, LLC in 2013. The Company’s CEO and Chairman of the Board, Rondald Wheet is the sole member of Osprey South, LLC. The contract is a triple net lease with terms based upon market rates for class A office space at the time of the lease signing. The monthly rent under such lease is $10,000.

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

As of December 31, 2013, the Board determined that no directors are independent under these standards.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions.  The aggregate audit fees billed for the fiscal years ended December 31, 2013 and 2012 were $100,200 and $38,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2013 and 2012 were $0 and $0.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate tax fees billed for the fiscal years ended December 31, 2013 and 2012 were $0 and $0, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●

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

10.14	Employment Agreement with Rondald L. Wheet (as filed as Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 15, 2012)

10.15	International Manufacturing Agreement, dated December 1, 2011, by and between Revolutions Medical Corporation and Wuxi Yushou Medical Appliances Co., Ltd. (as filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A, filed on January 29, 2013)”

10.16	Securities Purchase Agreement, dated as of April 26, 2013, by and between the Company and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 21, 2013)

10.17	Senior Secured, Convertible, Redeemable Debenture, issued April 26, 2013, by the Company to TCA Global Credit Master Fund, LP (as filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 21, 2013)

10.18	Security Agreement, dated as of April 26, 2013, by and between the Company and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 21, 2013)

10.19	Pledge and Escrow Agreement, dated as of April 26, 2013, by and between the Company and TCA Global Credit Master Fund, LP (as filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 21, 2013)

10.20	Investment Agreement by and between the Company and KVM, dated as of June 10, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 18, 2013)

10.21	Registration Rights Agreement by and between the Company and KVM, dated as of June 10, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 18, 2013)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)) *

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Labels**

101.PRE	XBRL Taxonomy Extension Presentation**

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

REVOLUTIONS MEDICAL CORPORATION

Date: April 14, 2014	By:	/s/ Rondald L. Wheet
Name: Rondald L. Wheet
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rondald L. Wheet	Chief Executive Officer and Chairman	April 14, 2014
Rondald L. Wheet

/s/ Dr. Thomas Beahm	Director	April 14, 2014
Dr. Thomas Beahm

/s/ Vincent Olmo	Chief Operating Officer	April 14, 2014
Vincent Olmo

REVOLUTIONS MEDICAL CORPORATION

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-1

Balance Sheets at December 31, 2013 and 2012	F-2

Statements of Operations for the Years Ended December 31, 2013 and 2012 and From Inception (August 16, 1996) Through December 31, 2013	F-3

Statements of Shareholders' Equity (Deficit) for the Years Ended December 31, 2013 and 2012 and From Inception (August 16, 1996) Through December 31, 2013	F-4

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and From Inception (August 16, 1996) Through December 31, 2013	F-5

Notes to Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Revolutions Medical Corporation

(A Development Stage Company)

Charleston, South Carolina

We have audited the accompanying balance sheets of Revolutions Medical Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  Revolutions Medical Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutions Medical Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Revolutions Medical Corporation will continue as a going concern.  As discussed in Note 2 to the financial statements, Revolutions Medical Corporation has suffered recurring losses from operations and has a working capital deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 14, 2014

PART I

Revolutions Medical Corporation

(A Development Stage Company)

Balance Sheets

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$932	$54
Inventory	278,564	321,791
Prepaid expenses and other current assets	2,932	4,859
Total current assets	282,428	326,704
Property and equipment, net	270,189	356,656
Intangibles, net	133,517	106,687
Total assets	$686,134	$790,047

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,867,192	$1,122,371
Payable to Yeso-med	3,247,095	1,280,860
Accounts payable and accrued liabilities, related parties	132,407	73,957
Unearned revenue	73,495	-
Payable for indemnification	1,376,084	1,347,806
Convertible notes, net of discounts of $247,661 and $187,039, respectively	494,708	184,289
Convertible notes, related parties, net of discounts of $0 and $42,534, respectively	75,000	32,466
Derivative liability, note conversion feature	658,453	364,802
Total liabilities	7,924,434	4,406,551

Commitments and contingencies

Stockholders' deficit:
Series 2006 Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 107,039,034 and 72,784,907 shares issued and outstanding, respectively	107,039	72,785
Additional paid-in-capital	37,087,921	34,319,432
Subscriptions receivable	(71,000)	(71,000)
Deficit accumulated during the development stage	(44,363,260)	(37,938,721)
Total stockholders' deficit	(7,238,300)	(3,616,504)
Total liabilities and stockholders' deficit	$686,134	$790,047

See accompanying notes to financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Statements of Operations

	Year Ended December 31,		August 16, 1996 (Inception) to
	2013	2012	December 31,2013
			(Unaudited)
Revenue	$41,419	$1,189	$42,608

Cost of revenue	19,833	9,200	29,033
Loss on firm purchase commitment	1,965,482	783,593	2,749,075
Cost of goods sold	1,985,315	792,793	2,778,108
Gross loss	(1,943,896)	(791,604)	(2,735,500)
Operating expenses:
Research and development	-	35,544	2,935,949
Depreciation and amortization	98,005	102,971	303,116
General and administrative expenses	3,800,405	4,046,080	31,099,209
Impairment of assets	-	878,276	4,570,007
Gain on disposal of assets	-	-	(794)
Total operating expenses	3,898,410	5,062,871	38,907,487
Operating loss	(5,842,306)	(5,854,475)	(41,642,987)
Other income (expense):
Interest income	-	-	17,286
Interest expense	(852,271)	(1,727,512)	(3,481,976)
Investment income	-	-	170,753
Gain (loss) on extinguishment of debt	(34,202)	13,202	(173,914)
Gain on change in fair value of derivative liabilities	304,994	131,397	259,018
Other income (expenses), net	(754)	273,077	305,138
Total other income (expense)	(582,233)	(1,309,836)	(2,903,695)
Net loss	(6,424,539)	(7,164,311)	(44,546,682)
Net loss attributable to the non-controlling interest	-	-	(183,422)
Net loss attributable to Revolutions Medical Corp.	$(6,424,539)	$(7,164,311)	$(44,363,260)
Net loss per common share - basic and diluted	$(0.07)	$(0.12)
Weighted average number of common shares outstanding - basic and diluted	91,264,327	61,779,765

See accompanying notes to financial statements.

Revolutions Medical Corporation

 (A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated during the Development	Subscriptions	Treasury
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Stock	Total
Balance at Inception (August 16, 1996)	-	$-	-	$-	$-	$-	$-	$-	$-
Cerro Mining/Maxxon- OK merger:
Cerro Mining	-	-	26,550	27	273	-	-	-	300
Maxxon-OK:
Shares issued to founders	-	-	350,000	350	6,650	-	-	-	7,000
Shares sold for cash to third-party investors	-	-	28,900	29	574,448	-	-	-	574,477
Ives transactions:
Investment in Ives Health Company	-	-	15,562	16	311,246	-	-	-	311,262
Investment in The Health Club	-	-	1,750	2	34,998	-	-	-	35,000
Conversion of Ives debt	-	-	926	1	26,999	-	-	-	27,000
Issuance of common stock for:
Cash from third-party investors	-	-	10,928	11	353,709	-	-	-	353,720
Cash from related party promissory notes	-	-	3,225	3	128,997	-	-	-	129,000
Subscriptions receivable	-	-	2,638	2	69,798	-	(69,800)	-	-
Services rendered	-	-	4,525	4	173,423	-	-	-	173,427
Debentures converted	-	-	5,134	5	74,995	-	-	-	75,000
Net loss	-	-	-	-	-	(795,376)	-	-	(795,376)
Balance at December 31, 1997 (Unaudited)	-	-	450,138	450	1,755,536	(795,376)	(69,800)	-	890,810
Issuance of common stock for:
Conversion of Ives debt	-	-	2,241	2	54,998	-	-	-	55,000
Cash from third- party investor	-	-	2,500	3	90,997	-	-	-	91,000
Options exercised by third-parties for cash	-	-	27,293	27	359,873	-	-	-	359,900
Options exercised by third-parties for services	-	-	1,207	1	18,099	-	-	-	18,100
Services rendered by third-parties	-	-	49,400	49	574,499	-	-	-	574,548
Debentures converted by third parties	-	-	27,429	27	274,973	-	-	-	275,000
Settlement with related party	-	-	17,500	18	332	-	-	-	350
Certificates canceled	-	-	(4,579)	(4)	(40,261)	-	-	-	(40,265)
Value of services contributed by officer and employees	-	-	-	-	114,154	-	-	-	114,154
Compensation cost for stock options granted to non-employees	-	-	-	-	918,187	-	-	-	918,187
Cancellation of subscriptions receivable from related party	-	-	-	-	-	-	69,800	-	69,800
Net loss	-	-	-	-	-	(2,584,383)	-	-	(2,584,383)
Balance at December 31, 1998 (Unaudited)	-	-	573,129	573	4,121,387	(3,379,759)	-	-	742,201
Issuance of common stock for:
Cash from third-party investor	-	-	19,535	20	342,404	-	-	-	342,424
Less: issue costs	-	-	-	-	(16,743)	-	-	-	(16,743)
Options exercised by third-parties for cash	-	-	15,000	15	149,985	-	-	-	150,000
Services rendered by third-parties	-	-	8,203	8	166,735	-	-	-	166,743
Value of services contributed by officer and employees	-	-	-	-	280,000	-	-	-	280,000
Compensation cost for stock options granted to non-employees	-	-	-	-	89,728	-	-	-	89,728
Net loss	-	-	-	-	-	(1,014,555)	-	-	(1,014,555)
Balance at December 31, 1999 (Unaudited)	-	-	615,867	616	5,133,496	(4,394,314)	-	-	739,798
Issuance of common stock for:
Cash from third-party investor	-	-	43,139	43	250,345	-	-	-	250,388
Value of services contributed by officer and employees	-	-	-	-	405,000	-	-	-	405,000
Net loss	-	-	-	-	-	(1,347,859)	-	-	(1,347,859)
Balance at December 31, 2000 (Unaudited)	-	-	659,006	659	5,788,841	(5,742,173)	-	-	47,327
Issuance of common stock for:
Cash from third-party investor	-	-	327,917	328	1,604,372	-	-	-	1,604,700
Purchased by employees	-	-	182,500	183	547,317	-	(547,500)	-	-
Issued for repayment of debt	-	-	2,500	3	7,497	-	-	-	7,500
Less: issue costs	-	-	-	-	(85,575)	-	-	-	(85,575)
Services rendered by third-parties	-	-	22,500	23	422,427	-	-	-	422,450
Compensation cost of stock issued and options granted for services	-	-	10,000	10	1,487,690	-	-	-	1,487,700
Compensation cost of stock issued and options granted for services to be amortized	-	-	-	-	(1,048,754)	-	-	-	(1,048,754)
Net loss	-	-	-	-	-	(2,199,085)	-	-	(2,199,085)
Balance at December 31, 2001 (Unaudited)	-	-	1,204,423	1,206	8,723,815	(7,941,258)	(547,500)	-	236,263
Issuance of common stock for:
Cash from third-party investor	-	-	181,250	181	362,319	-	-	-	362,500
Exercise of options	-	-	100,341	100	(100)	-	-	-	-
Issued for repayment of debt	-	-	-	-	-	-	102,803	-	102,803
Cost of stock issued and options granted for services	-	-	-	-	759,795	-	-	-	759,795
Compensation cost of stock issued and options granted for services	-	-	60,000	60	324,440	-	-	-	324,500
Net loss	-	-	-	-	-	(1,933,676)	-	-	(1,933,676)
Balance at December 31, 2002 (Unaudited)	-	-	1,546,014	1,547	10,170,269	(9,874,934)	(444,697)	-	(147,815)
Issuance of common stock for:
MPI settlement costs of stock issued and options granted for services	-	-	57,000	57	140,643	-	-	-	140,700
Compensation cost of stock issued and options granted for services	-	-	350,000	350	139,650	-	-	-	140,000
Amortized compensation cost of stock issued and options granted for services	-	-	-	-	288,959	-	-	-	288,959
Indemnification cost of stock issued and options granted for services	-	-	200,000	200	79,800	-	-	-	80,000
Payment towards promissory note balances	-	-	-	-	-	-	69,201	-	69,201
Net loss	-	-	-	-	-	(1,391,518)	-	-	(1,391,518)
Balance at December 31, 2003 (Unaudited)	-	-	2,153,014	2,154	10,819,321	(11,266,452)	(375,496)	-	(820,473)
Issuance of common stock for:
Cash from third- party investor	-	-	5,000	5	4,995	-	-	-	5,000
Exercise of options	-	-	293,300	293	253,807	-	-	-	254,100
Exercise of warrants	-	-	73,100	73	73,027	-	(1,000)	-	72,100
Compensation cost of stock issued for services	-	-	1,642,500	1,643	912,357	-	-	-	914,000
Payment towards promissory note balances	-	-	-	-	-	-	18,750	-	18,750
Net loss	-	-	-	-	-	(1,552,008)	-	-	(1,552,008)
Balance at December 31, 2004 (Unaudited)	-	-	4,166,914	4,168	12,063,507	(12,818,460)	(357,746)	-	(1,108,531)
Issuance of Common Stock for Cash:
From third-party investors	-	-	651,959	652	290,048	-	-	-	290,700
From the exercise of options	-	-	90,000	90	44,910	-	-	-	45,000
Issuance of common stock for subscription	-	-	260,000	260	33,740	-	(34,000)	-	-
Common stock issued for services	-	-	1,062,500	1,063	475,437	-	-	-	476,500
Common stock issued pursuant to joint venture	-	-	291,667	292	137,541	-	-	-	137,833
Value of warrants granted pursuant to joint venture	-	-	-	-	499,733	-	-	-	499,733
Value of options granted for services	-	-	-	-	130,900	-	-	-	130,900
Reclassification of receivables against amounts owed	-	-	-	-	-	-	357,746	-	357,746
Net loss	-	-	-	-	-	(1,310,783)	-	-	(1,310,783)
Balance at December 31, 2005 (Unaudited)	-	-	6,523,040	6,525	13,675,816	(14,129,243)	(34,000)	-	(480,902)
Issuance of common stock:
From the exercise of options for services	-	-	50,000	50	950	-	-	-	1,000
From the exercise of options for cash	-	-	150,000	150	74,850	-	-	-	75,000
From the exercise of warrants	-	-	300,000	300	5,700	-	-	-	6,000
Payment of common stock subscription	-	-	-	-	-	-	34,000	-	34,000
Common Stock issued for services	-	-	275,000	275	107,225	-	-	-	107,500
Preferred Stock issued for services	1,000,000	1,000	-	-	19,000	-	-	-	20,000
Capital contributed by shareholder	-	-	-	-	3,000	-	-	-	3,000
Cancellation of Joint Venture with Globe	-	-	-	-	(625,066)	-	-	-	(625,066)
Common stock issued to Globe then returned to treasury	-	-	(25,000)	(25)	(12,475)	-	-	-	(12,500)
Compensation cost for option price reduction	-	-	-	-	50,000	-	-	-	50,000
Net loss	-	-	-	-	-	(598,302)	-	-	(598,302)
Balance at December 31, 2006 (Unaudited)	1,000,000	1,000	7,273,040	7,275	13,299,000	(14,727,545)	-	-	(1,420,270)
Sale of common stock for cash	-	-	845,000	845	299,155	-	-	-	300,000
Issuance of common stock for Clear Image stock	-	-	8,273,788	8,274	3,301,241	-	-	-	3,309,515
Stock compensation	-	-	-	-	223,246	-	-	-	223,246
Issuance of common stock:
From the exercise of options for cash	-	-	125,000	125	9,875	-	-	-	10,000
warrants	-	-	345,662	346	6,568	-	-	-	6,914
Common stock issued for services	-	-	1,225,000	1,225	388,775	-	-	-	390,000
Issuance of restricted stock	-	-	40,000	40	9,960	-	-	-	10,000
Net loss	-	-	-	-	-	(4,475,017)	-	-	(4,475,017)
Balance at December 31, 2007 (Unaudited)	1,000,000	1,000	18,127,490	18,130	17,537,820	(19,202,562)	-	-	(1,645,612)
Sale of common stock for cash	-	-	4,720,978	4,722	300,101	-	-	-	304,823
Issuance of common stock from the exercise of options for cash	-	-	2,300,000	2,300	395,317	-	-	-	397,617
Common stock issued for services	-	-	1,419,704	1,419	258,501	-	-	-	259,920
Common stock issued for repayment of debt	-	-	271,491	271	132,759	-	-	-	133,030
Common stock issued to Clear Image investors to participate in the merger	-	-	43,600	43	12,164	-	-	-	12,207
Stock compensation	-	-	-	-	342,801	-	-	-	342,801
Acquired deficit of former minority interest now owned 100%	-	-	-	-	(209,776)	-	-	-	(209,776)
Net loss	-	-	-	-	-	(1,335,154)	-	-	(1,335,154)
Balance at December 31, 2008 (Unaudited)	1,000,000	1,000	26,883,193	26,885	18,769,687	(20,537,716)	-	-	(1,740,144)

Sale of common stock for cash	-	-	5,946,446	5,946	1,396,188	-	-	-	1,402,134
Issuance of Common Stock from the exercise of options for cash	-	-	171,250	171	13,529	-	-	-	13,700
Preferred stock issued for services	500,000	500	-	-	249,500	-	-	-	250,000
Common stock issued for services	-	-	1,530,000	1,530	346,770	-	-	-	348,300
Common stock issued for repayment of debt	-	-	667,000	667	306,074	-	-	-	306,741
Stock compensation	-	-	-	-	1,452,231	-	-	-	1,452,231
Acquired deficit of former minority interest now owned 100%	-	-	-	-	(17,998)	-	-	-	(17,998)
Net loss	-	-	-	-	-	(2,463,751)	-	-	(2,463,751)
Balance at December 31, 2009 (Unaudited)	1,500,000	1,500	35,197,959	35,199	22,515,981	(23,001,467)	-	-	(448,787)
Sale of common stock for cash:	-	-	4,810,287	4,810	1,525,181	-	-	-	1,529,991
Issuance of Common Stock from the exercise of options for cash	-	-	150,000	150	37,350	-	-	-	37,500
From exercise of warrants for cash	-	-	117,400	117	58,583	-	-	-	58,700
Common stock issued for services	-	-	2,194,891	2,194	558,578	-	-	-	560,772
Common stock issued for repayment of debt	-	-	399,441	400	530,356	-	-	-	530,756
Treasury stock	-	-	-	-	-	-	-	(969)	(969)
Net loss	-	-	-	-	-	(3,231,425)	-	-	(3,231,425)
Balance at December 31, 2010 (Unaudited)	1,500,000	1,500	42,869,978	42,870	25,226,029	(26,232,892)	-	(969)	(963,462)
Sale of common stock for cash:	-	-	656,015	656	201,915	-	-	-	202,571
Issuance of common stock from the exercise of options for cash	-	-	6,668,000	6,668	1,672,752	-	(25,000)	-	1,654,420
Preferred stock forfeited	(500,000)	(500)	-	-	500	-	-	-	-
Common stock issued for services	-	-	1,513,874	1,514	479,586	-	-	-	481,100
Common stock issued for repayment of debt	-	-	3,191,367	3,191	959,105	-	-	-	962,296
From convertible debt beneficial conversion feature	-	-	-	-	94,624	-	-	-	94,624
Treasury stock	-	-	(169,628)	(169)	-	-	-	969	800
Issuance of unexercised options	-	-	-	-	863,426	-	-	-	863,426
Net loss	-	-	-	-	-	(4,541,518)	-	-	(4,541,518)
Balance at December 31, 2011 (Unaudited)	1,000,000	1,000	54,729,606	54,730	29,497,937	(30,774,410)	(25,000)	-	(1,245,743)
Issuance of common stock from the exercise of options and warrants for cash	-	-	1,235,000	1,235	303,040	-	(46,000)	-	258,275
Common stock issued for services	-	-	2,751,229	2,751	513,360	-	-	-	516,111
Options issued for services	-	-	-	-	974,961	-	-	-	974,961
Warrants issued with convertible notes payable	-	-	-	-	347,097	-	-	-	347,097
Convertible notes payable beneficial conversion feature	-	-	-	-	237,774	-	-	-	237,774
Common stock issued for repayment of debt	-	-	13,669,072	13,669	2,305,103	-	-	-	2,318,772
Common stock issued for indemnification settlement	-	-	400,000	400	140,160	-	-	-	140,560
Net loss	-	-	-	-	-	(7,164,311)	-	-	(7,164,311)
Balance at December 31, 2012	1,000,000	$1,000	72,784,907	$72,785	$34,319,432	$(37,938,721)	$(71,000)	$-	$(3,616,504)
Issuance of common stock from the exercise of options and warrants for cash	-	-	2,600,000	2,600	136,900	-	-	-	139,500
Common stock issued for services	-	-	4,376,131	4,376	355,127	-	-	-	359,503
Options issued for services	-	-	-	-	1,227,752	-	-	-	1,227,752
Warrants issued for services	-	-	-	-	74,915	-	-	-	74,915
Warrants issued with convertible notes payable					2,588				2,588
Warrant modification	-	-	-	-	210,373	-	-	-	210,373
Convertible notes payable beneficial conversion feature	-	-	-	-	170,639	-	-	-	170,639
Common stock issued to settle accounts payable and accrued liabilities	-	-	4,416,617	4,417	246,057	-	-	-	250,474
Common stock issued for repayment of debt	-	-	13,753,045	13,753	353,246	-	-	-	366,999
Common stock pledged as collateral	-	-	9,375,000	9,375	(9,375)	-	-	-	-
Common stock cancelled	-	-	(266,666)	(267)	267	-	-	-	-
Net loss	-	-	-	-	-	(6,424,539)	-	-	(6,424,539)
Balance at December 31, 2013	1,000,000	$1,000	107,039,034	$107,039	$37,087,921	$(44,363,260)	$(71,000)	$-	$(7,238,300)

See accompanying notes to financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		August 16, 1996 (Inception) to
	2013	2012	December 31, 2013
			(Unaudited)
Cash flows from operating activities:
Net loss	$(6,424,539)	$(7,164,311)	$(44,363,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98,005	102,971	303,116
Stock-based compensation	1,662,170	1,491,072	14,278,901
Stock options and warrants modification expense	210,373	-	260,373
Impairment of assets	-	878,276	4,570,007
Gain on disposal of assets	-	-	(794)
Amortization of debt discounts	571,639	1,428,978	2,432,857
Interest expense incurred on issuance of convertible debt	200,404	182,733	596,878
Loss (gain) on extinguishment of debt	34,202	(13,202)	173,914
Gain on change in fair value of derivative liabilities	(304,994)	(131,397)	(259,018)
Changes in operating assets and liabilities:
Inventory	43,227	(321,791)	(278,564)
Prepaid expenses and other current assets	1,927	275,009	(2,932)
Accounts payable and accrued liabilities	2,987,163	1,546,960	5,700,094
Accounts payable and accrued liabilities - related parties	45,950	(13,987)	119,907
Unearned revenue	73,495	-	73,495
Payable for indemnification	28,278	64,347	1,833,674
Net cash used in operating activities	(772,700)	(1,674,342)	(14,561,352)
Cash flows from investing activities:
Purchase of property and equipment	-	-	(992,907)
Proceeds from sale of fixed assets	-	-	794
Payments for license and patents	(38,368)	(39,224)	(199,906)
Investment in Ives Health Company and The Health Club	-	-	(261,997)
Net cash used in investing activities	(38,368)	(39,224)	(1,454,016)
Cash flows from financing activities:
Capital contribution	-	-	802,154
Proceeds from issuance of common stock through cash exercise of stock options and warrants	127,000	258,275	3,539,412
Proceeds from issuance of notes for cash	762,602	1,450,501	3,738,603
Proceeds from loans from shareholders	-	-	15,707
Repayment of loans from shareholders	-	-	(8,005)
Repayment of notes	(77,656)	-	(234,981)
Proceeds for issuance of common stock for cash	-	-	8,163,410
Net cash provided by financing activities	811,946	1,708,776	16,016,300
Net change in cash	878	(4,790)	932
Cash at beginning of period	54	4,844	-
Cash at end of period	$932	$54	$932

See accompanying notes to financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Statements of Cash Flows (continued)

	Year Ended December 31,		August 16, 1996 (Inception) to December 31,
	2013	2012	2013
			(Unaudited)
Supplemental disclosure of cash flow information:
Interest paid	$11,480	$-	$11,480
Taxes paid	$-	$-	$-
Non-cash investing and financing activities:
Common stock issued for conversion of debt	$617,473	$2,318,772	$5,304,888
Shares issued for indemnification agreement	$-	$140,560	$457,590
Debt discount on convertible notes	$568,879	$584,871	$2,974,301
Common stock issued in connection with Merger	$-	$-	$300
Common stock issued for acquisition of Clear Image	$-	$-	$3,093,948
Common stock issued for investment	$-	$-	$358,762
Preferred stock forfeited	$-	$-	$500
Payable recorded for purchase of equipment	$-	$-	$289,009
Cancellation of shares	$267	$-	$267
Shares pledged for TCA agreement	$9,375	$-	$9,375

See accompanying notes to financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Notes to Financial Statements

Note 1 – Basis of Presentation, Description of Business, Significant Accounting Policies, Critical Accounting Estimates and Reclassification

Basis of Presentation

The accompanying financial statements include the accounts of Revolutions Medical Corporation, a Nevada corporation. Unless the context otherwise requires, references to the “Company”, “RevMed”, “our”, “we”, and “us” mean Revolutions Medical Corporation.

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

Since its inception in 1996, the Company has been considered a development stage enterprise for financial reporting purposes as significant efforts have been devoted to raising capital for research and development of various safety syringes and its proprietary MRI software tools. The Company began sales of its 3ml RevVac™ safety syringe in the second quarter of 2012, but has not generated sufficient recurring sales to date to not be considered a development stage company under the ASC.

Significant Accounting Policies

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

The Company requires certain distributors to make a prepayment prior to beginning production or shipment of their order.  Distributors may apply such prepayments to their outstanding invoices or pay the invoice and continue to carry forward the deposit for future orders.  Such amounts are included in unearned revenue on the balance sheets.  The Company records an allowance for estimated returns as a reduction to accounts receivable and gross profit.  To date, returns have been immaterial.

      Inventory

Inventory includes only finished goods and are valued at the lower of cost or market, with cost being determined using weighted average cost.  The Company compares the average cost to the market price and records the lower value.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off. For the years ended December 31, 2013 and 2012, no allowance for inventory was recorded.

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

       Intangibles

Intangible assets include patents and trademarks, which are valued at cost and amortized on a straight-line basis over periods varying from 17 to 20 years.

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

      Research and Development

Research and development costs are expensed as incurred.  The Company incurred $0 and $35,544 of research and development expenses for the years ended December 31, 2013 and 2012.

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

      Derivative Instruments

Derivatives are measured at their fair value on the balance sheet.  In determining the appropriate fair value, the Company uses the Black-Scholes-Model option pricing model (“Black-Scholes Model”).  Changes in fair value are recorded in the statement of operations.

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

The following table summarizes fair value measurements by level at December 31, 2013, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Payable for indemnification	$—	$1,376,084	$—	$1,376,084

Derivative liability	$—	$—	$658,453	$658,453

The following table summarizes fair value measurements by level at December 31, 2012, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Payable for indemnification	$—	$1,347,806	$—	$1,347,806

Derivative liability	$—	$—	$364,802	$364,802

       Revenue Recognition

Revenue is recognized for sales when title and risk of ownership passes to the customer, generally upon shipment from the manufacturing facility in Wuxi, China or from our warehouse facility in Ladson, South Carolina; when the price is fixed or determinable; and when collection is reasonably assured.

       Share-based Compensation

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes Model and value of common shares based on the trading price on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse.

 Earnings (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. For the year ended December 31, 2013, potentially issuable shares, including options and warrants to purchase 11,749,008 shares of the Company’s common stock and notes payable convertible to 52,530,562 shares of the Company’s common stock have been excluded from the calculation. For the year ended December 31, 2012, potentially issuable shares, including options and warrants to purchase 14,980,000 shares of the Company’s common stock and notes payable convertible to 6,603,582 shares of the Company’s common stock have been excluded from the calculation.

Subsequent Events

The Company has evaluated all transactions occurring between the end of its fiscal year, December 31, 2013, through the date of issuance of the financial statements for subsequent event disclosure consideration.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not established significant sources of revenue to fund the development of its business and pay operating expenses, resulting in a cumulative net loss of $44,363,260 for the period from inception (August 16, 1996) to December 31, 2013 and a working capital deficit of $7,642,006 at December 31, 2013. The ability of the Company to continue as a going concern during the next year depends on successful sales of its RevVac™ Safety Syringe and completion of the Company’s capital raising efforts to fund the development of its 1ml, 5ml and 10ml auto-retractable vacuum safety syringes. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2013	2012

Equipment	$353,235	$353,235
Leasehold improvement	44,000	44,000
Furniture	49,147	49,147
	446,382	446,382
Less accumulated depreciation	(176,193)	(89,726)
	$270,189	$356,656

For 2013 and 2012, the Company recognized depreciation and amortization expense related to property and equipment of $86,467 and $69,008, respectively.

During 2012, the Company impaired $710,000 of the $760,000 production mold payments made to Medical Investment Group, Inc. (“MIG”) in 2011 and wrote off an $80,000 prepayment to MIG. The impairment charge was based upon the arbitration hearing against MIG in November, 2012. The hearing and the final ruling made clear that all production mold payments made by the Company to MIG for the manufacturing of production molds had instead been used by Mr. Theriault, a representative of MIG, for other non-production related purposes. The American Arbitration Association panel ruled that the only assets in which production was funded by MIG from the Company’s production payments were $50,000 in trial molds. The arbitration panel ruled that a total of $770,000 awarded to the Company. The Company has not received such payment to date. Any gain related to this award will be recorded when collected.

During 2012, the Company also impaired $50,000 for a trial mold that is no longer considered useful to the Company.

Note 4 – Intangibles

Intangibles consisted of the following:

	December 31,
	2013	2012
Patent	$184,906	$146,538
Less accumulated amortization	(51,389)	(39,851)
	$133,517	$106,687

The Company own one US patent on its vacuum safety blood drawing device issued in 2003. The Company owns two US patents on its RevVac™ auto retractable vacuum safety syringe, the first issued in January 2005 and the second issued in January 2009 (see Note 10). The RevVac™ auto retractable vacuum safety syringe has international patents issued in China, Japan, and Mexico, and are pending issuance in Australia, Canada, Taiwan, and the European Union. The Company filed US and international Patent Cooperation Treaty provisional patents on vacuum auto retraction designs for a prefilled safety syringe in 2011 and 2012, respectively. In 2013, the Company has decided not to pursue the issuance of its imaging segmentation software patents as written but has made improvements to the software technology and intends to file new provisional patents and copyright protection on these software improvements in the future.

During the year ended December 31, 2012, the Company impaired the cost of $15,000 licensing agreement which provided licensing rights to a Traxis biopsy software product because the Company decided not to pursue this technology.

For 2013 and 2012, the Company recognized amortization expense of $11,538 and $33,963, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2013	2012
Accounts payable	$565,127	$432,436
Accrued payroll liabilities and related penalties	607,134	411,670
Accrued salary	418,440	143,167
Accrued interest	158,869	134,559
Other accruals	117,622	539
	$1,867,192	$1,122,371

 As of December 31, 2013 and 2012, the Company accrued $607,134 and $411,670, respectively, pursuant to state and federal payroll tax liabilities and related penalties.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  Tax liens in the aggregate amount of $6,164 were filed against the Company as of December 31, 2013 by the South Carolina Department of Revenue due to these delinquent payments and failure to file the required tax forms.  Action by federal taxing authorities has not been initiated or threatened at this point.  There is no assurance, however, that such action will not be initiated in the future. In October 2013, the Company obtained representation and is negotiating with the taxing authorities to resolve these liabilities.

Note 6 – Payable to Yeso-med

On December 1, 2011, the Company entered into a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”). Pursuant to the agreement, commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. If the Company does not place with Yeso-med the minimum order for a single month, Yeso-med shall have the right to receive payments from the Company equal to 50% of the supply price of each unit below the minimum order amount required for that month.  The Company has the right to have the amount paid under this requirement to serve as payment against future orders provided the quantity ordered exceeds the minimum quantity for that month. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed an order as of December 31, 2013.  As of December 31, 2013 and 2012, a payable was recorded to Yeso-med related to this minimum purchase requirement of $2,749,075 and $783,593, respectively. For 2013 and 2012, $1,965,482 and $783,593 was recorded as a loss on firm purchase commitments, respectively.

The payable to Yeso-med also included amounts due for product purchased of $208,501 and $208,258 as of December 31, 2013 and 2012, respectively, and amounts due for equipment purchased of $289,519 and $289,009 as of December 31, 2013 and 2012, respectively.

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

On December 14, 2010, the Company issued 400,000 shares of the Company’s common stock, initially valued at $184,000, to the special account. An additional 400,000 shares were issued to the special account on March 15, 2012 with a value of $140,560 determined based upon the 10-day average share price prior to the date of issuance.  At each reporting date, the Company revalues the shares held in the special account and adjusts the outstanding balance. Net increases and decreases in the value of the Company’s common shares held in the special account are recorded in the current period statement of operations. As of December 31, 2013 and 2012, the remaining principal balance, including the estimated taxes, to be paid was $1.4 million and $1.3 million, respectively, based upon the Company’s valuation of the stock. For 2013 and 2012, the net loss related to shares of the Company’s common stock held in the special account was $28,278 and $63,347, respectively. As of December 31, 2013, there were 301,463 shares of the Company’s common stock held in the special account.

Note 8 – Convertible Notes

Convertible notes consisted of the following:

	December 31,
	2013	2012
Convertible Promissory Note Payable to JMJ Financial, unsecured, one time interest charge of 8%, due on February 22, 2014	$191,663	$191,663
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on March 21, 2013, fully converted in 2013	-	7,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on May 10, 2013, fully converted in 2013	-	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on August 27, 2013, fully converted in 2013	-	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on May 19, 2014	35,000	-
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on July 23, 2014	42,500	-
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on September 12, 2014	47,500	-
Convertible Promissory Note Payable to Carebourn Capital L.P., unsecured, interest rate of 8% per annum, with payment due on June 30, 2014	32,500	-
Convertible Promissory Note Payable to Carebourn Capital L.P., unsecured, interest rate of 8% per annum, with payment due on July 29, 2014	10,000	-
Convertible Promissory Note Payable to Carebourn Capital L.P., unsecured, interest rate of 8% per annum, with payment due on August 29, 2014	17,500	-
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, secured by all of the Company's assets, interest rate of 12% per annum, with payment due on January 3, 2013	-	62,165
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, secured by all of the Company's assets, interest rate of 12% per annum, with payment due monthly until April 26, 2014	189,844	-
Convertible Promissory Notes Payable issued in the course of a private placement to individual, unsecured, interest rate of 12% per annum, with payment due on April 9, 2014 or subsequently on demand by holder	140,862
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 8% per annum, with payment due on September 3, 2014	35,000	-
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 8% per annum, with payment due on January 26, 2014	75,000	100,000
	817,369	446,328
Less: debt discount	(247,661)	(229,573)
	$569,708	$216,755

JMJ Financial

On February 22, 2011, the Company issued a convertible promissory note in the amount of $1,050,000 to JMJ Financial, Inc. (“JMJ”). The note bears interest in the form of a one-time interest charge of 8%, payable with the note’s principal amount on the maturity date, February 22, 2014. The note is convertible to the Company’s common stock at a price equal to 70% of the average of the three lowest closing market prices of the Company’s common stock for the 20 trading days prior to the conversion date. In connection with the note, the Company entered into a registration rights agreement with JMJ to provide JMJ registration rights for common shares underlying this note. The note will only be funded when the conversion price calculated on each payment date is equal to or greater than $0.015 per share and there are sufficient shares remaining in the registration statement. During 2012, JMJ converted $15,498 under this agreement into 180,000 shares of the Company’s common stock. The principal amount owed to JMJ at December 31, 2013 and 2012 was $191,663 under the convertible promissory note. The Company analyzed the JMJ note for derivative accounting consideration and determined that the note qualifies for accounting treatment as a financial derivative and recorded an initial discount of $450,000 on the issuance date. For 2013 and 2012, the Company recorded $95,462 and $80,000 of interest expense related to the amortization of the debt discount. At December 31, 2013 and 2012, there was $11,229 and $106,691, respectively, of unamortized debt discount related to the JMJ notes.

The Company is currently in litigation with JMJ. See Note 10.

Asher Enterprises

On March 4, August 15, October 21, and December 10, 2013, the Company issued convertible promissory notes to Asher Enterprises for proceeds of $42,500, $35,000, $42,500 and $47,500 in cash, respectively (the “2013 Asher Notes”). The notes are convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date and (2) a fixed conversion price of $0.00009 per share in the case of the notes issued on March 4 and August 15, 2013 and $0.00005 in the case of the notes issued on October 21 and December 10, 2013.

The March 4 note has a beneficial conversion feature discount of $42,500, all of which was amortized as interest expense for 2013. The Company analyzed the August 15, October 21 and December 10, 2013 notes for derivative accounting consideration and determined that the conversion feature of these notes qualify for accounting treatment as a financial derivative. The conversion features of these notes were valued at an aggregate amount of $266,925 on the issuance date. As a result, the notes were fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $141,925 was expensed immediately as additional interest expense. For 2013, the Company recognized $30,514 of aggregate interest expense related to the amortization of the debt discount. At December 31, 2013, there was $94,486 of unamortized discount related to August 15, October 21 and December 19, 2013 notes. For 2013, the Company also recorded interest expense of $66,930 related to the amortization of debt discount on notes issued in 2012 to Asher Enterprises.

During 2013, Asher Enterprises converted principal of $92,500 with accrued interest related to notes issued in 2012 into 2,726,118 shares of the Company’s common stock. In addition, during 2013, Asher Enterprises converted principal of $42,500 with accrued interest related to the note issued on February 28, 2013 into 4,857,358 shares of the Company’s common stock.

Carebourn Capital

On March 19, October 31, November 27 and December 24, 2013, the Company issued a convertible promissory note to Carebourn Capital for proceeds of $60,000, $32,500, $10,000 and $17,500 in cash, respectively, (“2013 Carebourn Notes”). The March 19, 2013 note is convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date (2) a fixed conversion price of $0.00009 per share. The remaining notes issued in 2013 are convertible to the Company’s common stock only at the variable conversion price noted above.

The Company analyzed the conversion feature of the March 19, 2013 not for derivative accounting consideration and determined that the conversion feature for this note does not qualify for accounting treatment as a financial derivative. The March 19, 2013 note has a beneficial conversion feature discount of $49,091, all of which was amortized as interest expense for 2013. The Company analyzed the October 31, November 27 and December 24, 2013 notes for derivative accounting consideration and determined that the conversion feature of these notes qualify for accounting treatment as a financial derivative. The conversion features of these notes were valued at an aggregate amount of $115,642 on the issuance date. As a result, the notes were fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the notes in the aggregate amount of $55,642 was expensed immediately as additional interest expense. For 2013, the Company recognized $14,736 of aggregate interest expense related to the amortization of the debt discount. At December 31, 2013, there was $45,264 of unamortized discount related to the October 31, November 27 and December 24, 2013 Notes. During 2013, Carebourn Capital converted principal of $60,000 with accrued interest related to March 19, 2013 note into 3,779,454 shares of the Company’s common stock.

TCA Global Credit Master Fund, LP

 2012 TCA Securities Purchase Agreement

On January 3, 2012, the Company entered into a securities purchase agreement with TCA Global Credit Master Fund, LP (“TCA”) pursuant to which TCA would purchase up to $2,000,000 of the Company’s common stock. The Company agreed to pay a $100,000 facility fee by issuing to TCA a number of the Company’s common shares (“facility shares”). To determine the number of shares issuable to TCA for the facility fee, the Company’s common stock was valued at a volume weighted average price at January 2, 2012. The facility shares should be adjusted nine months after January 2, 2012 by the volume weighted average prices of the Company’s common stock five trading days prior to the revaluation date. The Company issued 559,268 common shares in 2012 to TCA which satisfied $51,924 of the facility fee upon revaluation. On August 13, 2012, the Company and TCA agreed to terminate the committed equity financing agreement based on the Company’s failure to achieve bulletin board listing as required under the agreement.

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

TCA converted principal of $27,840 into 300,000 shares of the Company’s common stock on January 3, 2013. On May 9, 2013, 1,750,000 shares (“Past Due Shares”), valued at $140,000, were issued to TCA to settle all outstanding liabilities related to the January 2, 2012 security purchase agreement which totaled $106,987. The Company recorded a $33,013 loss on extinguishment of debt related to the settlement. There is a leak out provision provided in this settlement. TCA shall return all remaining shares back to the Company once proceeds of the sale of shares from the 1,750,000 shares issued reach $80,000. The Company will pay cash or issue additional shares to TCA if all shares issued on May 9, 2013 are sold and total net proceeds do not reach $80,000. The Company has the right to redeem any Past Due Shares then in TCA’s possession for an amount equal to the $80,000 less any net proceeds received by TCA from the sales of the Past Due Shares before March 26, 2014. In the event that TCA has not collected net proceeds equal to $80,000 from the sale of Past Due Shares on March 26, 2014, then at any time after, TCA shall have the right to require that the Company redeem by cash all Past Due Shares for the amount equal to $80,000 less any net proceeds received by TCA from sales of the Past Due Shares. At December 31, 2013, TCA had sold 638,175 shares and collected $28,122 net proceeds. Accordingly, the Company accrued an additional expense of $29,642 which equals the difference between the $80,000 and the fair market value of the remaining 1,111,825 shares at December 31, 2013 of $0.02 per share.

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

The Debentures were issued at 7% original issue discount and the discount of $17,500 is amortized over one year, the term of the Debentures, using the straight-line method which approximates the effective interest method due to the short term nature of the note. The note bears interest at a rate of 12% per annum and the Company shall make monthly payments of principal and interest commencing on May 26, 2013 with the first two payments only including interest. During 2013, the Company made principal payments of $77,656 and interest payments of $11,781 to TCA. As of December 31, 2013, the Company was not in compliance with the financial covenants of this credit facility as it was unable to make the scheduled principal and interest payments for the last two months of 2013. On February 24, 2014, TCA filed in a Florida court to seek unpaid monthly payments, default interest and penalties related to this facility as part of the credit facility agreement. The Company became delinquent on payments and was notified of default on January 24, 2014. The Company is working with TCA on an amicable payment of past due amounts and seeks to pay the amount left owed to TCA after it receives disbursements from legal settlements, issuance of additional shares, and or proceeds from anticipated sales.

The Debentures are convertible at a price determined by multiplying 85% of the average daily volume weighted average price of the Company’s common stock during the five business days immediately preceding the date of conversion. The Company analyzed the Debentures for derivative accounting consideration and determined that the Debentures qualify for accounting treatment as a financial derivative. The conversion feature of the Debentures was valued at $218,053 on the issuance date and recorded as debt discount. As of December 31, 2013, there was $53,859 of unamortized debt discount related to the Debentures.

The Company also issued to TCA 9,375,000 shares, which were pledged as security for the securities purchase agreement and was held with an escrow agent until such time as the full payment and performance of all of the obligations of the Company have been satisfied in accordance with the terms of the agreement. The Company also granted TCA the right to vote and receive dividends during the period the 9,375,000 shares were held by TCA. The Company recorded shares issued at par value of $9,375 with an offset to additional paid-in capital.

On May 9, 2013, the Company issued 2,000,000 restricted shares to pay for the $100,000 facility fee pursuant to the 2013 TCA securities purchase agreement entered into on April 26, 2013 with TCA. TCA will return all remaining shares to the Company if total net proceeds of $100,000 are reached. The Company will pay cash or issue additional shares if a total of 2,000,000 shares are sold and net proceeds do not total $100,000. The Company has the right to redeem any shares then in TCA’s possession for an amount equal to the $100,000 facility fee less any net proceeds received by TCA from the sales of the Company’s shares. On the issuance date, the Company recorded an expense of $160,000 for the issuance of 2,000,000 shares based on the stock price. At December 31, 2013, TCA had not sold any of the 2,000,000 shares. Accordingly, the Company accrued an additional expense of $60,000 which represents the difference between the $100,000 facility fee and the fair market value of the 2,000,000 shares at December 31, 2013 of $0.02 per share.

2012 Individual Convertible Notes Payable

During 2012, the Company issued 22 convertible notes payable to individuals for proceeds of $956,501 in cash (“Individual Convertible Notes”). The Individual Convertible Notes matured one year from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount to be paid at maturity.

The principal amount of the Individual Convertible Notes and accrued interest are convertible into the Company’s common stock at a conversion price equal to 75% of the average of the daily volume weighted average prices of the Company's Common Stock during the five trading days immediately prior to the conversion date, provided that in no event, shall the note holders convert any portion of the Individual Convertible Notes when the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates and (2) the number of shares of common stock issuable upon conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the Company’s outstanding common shares. During 2013, $25,000 of the Individual Convertible Notes with accrued interest was converted into 353,727 shares of the Company’s common stock. As of December 31, 2013 and 2012, Individual Convertible Notes included principal of $75,000 payable to Vincent Olmo, the Company’s COO, with a debt discount of $0 and $42,534, respectively. This note was extended through May 26, 2014.

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

Of the $956,501 proceeds received from the Individual Convertible Notes, $347,097 was allocated to the warrants based on a grant date fair value of $589,416 calculated using the Black-Scholes Model with the following assumptions: (1) 3.9% risk-free discount rate, (2) expected volatility of 155.60 ~218.64%, (3) $0 expected dividends, and (4) an expected term of 0.3~1 years based on the term of warrant.

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

On November 20, 2013, the Company reduced the exercise price of the $0.25 Warrants to $0.125 and the exercise price of the $0.50 Warrants to $0.25. The Company recorded a $21,745 modification expense related to the change.

The Company analyzed the Individual Convertible Notes for derivative accounting consideration and determined that the conversion feature of the Individual Convertible Notes qualify for accounting treatment as a financial derivative. The conversion feature of Individual Convertible Notes was valued at $777,766 on the issuance date. As a result, some of the Individual Convertible Notes were fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the Individual Convertible Notes of $182,733 was expensed immediately as additional interest expense. For the years ended December 31, 2013 and 2012, the Company recognized $42,534 and $885,418 of interest expense related to the amortization of the debt discount. At December 31, 2013 and 2012, there was $0 and $55,952 of unamortized discount related to the Individual Convertible Notes, respectively.

2013 Individual Convertible Notes Payable

On April 25, 2013, the Company issued a $50,000 convertible note to an individual together with warrants to purchase 200,000 shares of the Company’s common stock at $0.25 per share and 100,000 shares of the Company’s common stock at $0.50 per share. These warrants were valued at $3,526, calculated using the Black-Scholes Model. The individual investor converted the $50,000 convertible promissory note into 1,000,000 shares of the Company’s common stock on the same day the note was issued.

On September 3, 2013, the Company issued a $35,000 convertible note to an individual. The note matures one year from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount to be paid at maturity. The conversion provisions of this note are the same as the 2012 Individual Convertible Notes as described above. The Company analyzed the note for derivative accounting consideration and determined that the conversion feature of the note qualifies for accounting treatment as a financial derivative. The conversion feature of this note was valued at $37,837 on the issuance date. As a result, the note was fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note of $2,837 was expensed immediately as additional interest expense. For 2013, the Company recognized $11,602 of interest expense related to the amortization of the debt discount. At December 31, 2013, there was $23,398 of unamortized discount related to the note. In connection with the issuance of the note, warrants to purchase 140,000 shares of the Company’s common stock at $0.25 per share and 70,000 shares of the Company’s common stock at $0.50 per share were issued to the note holder. These warrants were valued at $2,588 using the Black-Scholes Model.

On October 9, 2013, the Company issued six convertible notes in an aggregate amount of $140,862 to an individual to settle amounts owed by the Company for legal services rendered to the Company. The notes are callable at any time by the holder subsequent to the six month anniversary of the issuance date. Interest accrues at the rate of 12% per year on the outstanding principal amount to be paid at maturity. The principal amount of the note and accrued interest are convertible into the Company’s common stock at a conversion price equal to the average five trading day closing price of the Company’s common stock during the five trading days immediately prior to the conversion date multiplied by two, provided that in no event, shall the note holder convert any portion of these notes when the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates and (2) the number of shares of common stock issuable upon conversion would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the Company’s outstanding common shares. The Company analyzed the notes for derivative accounting consideration and determined that the conversion feature of the notes qualifies for accounting treatment as a financial derivative. The conversion feature of the notes was valued at an aggregate amount of $35,709 on the issuance date. For 2013, the Company recognized $16,285 of interest expense related to the amortization of the debt discount. At December 31, 2013, there was $19,424 of unamortized discount related to the notes. The Company has determined that it has grounds to dispute the amounts owed to the individual for legal services rendered represented by the aggregate principal amount of the notes.

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

The following is a summary of the activity of the derivative liability for 2013:

Fair value at December 31, 2011	$442,311
Decrease in value	(131,397)
Addition	952,214
Reclassification from liability to equity as a result of note conversions and repayment	(898,326)
Fair value at December 31, 2012	364,802
Decrease in value	(304,994)
Addition	674,167
Reclassification from liability to equity as a result of note conversions and repayment	(75,522)
Fair value at December 31, 2013	$658,453

The derivative liability was valued using the Black-Scholes Model with the following assumptions:

	December 31,
	2013			2012
Risk free interest rate		0.13%		0.11%	to	0.16%
Expected life (years)	0.07	to	0.7	0.01	to	2.1
Dividend Yield		0%			0%
Volatility	256%	to	394%	130%	to	219%

	Variant issuance date during years ended December 31,
	2013			2012
Risk free interest rate	0.10	to	0.15%	0.10	to	0.12%
Expected life (years)	0.50	to	0.99	0.23	to	2.1
Dividend Yield		0%			0%
Volatility	213%	to	293%	130%	to	156%

Note 10 – Commitments and Contingencies

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

As further consideration for KVM entering into and structuring the Investment Agreement, the Company paid to KVM a $10,000 fee by issuing to KVM 250,000 restricted shares of its common stock on June 11, 2013. As of December 31, 2013, the Company has not filed a Registration Statement and, accordingly, has no availability under this agreement.

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

On April 30, 2013, the Company exercised its legal rights under a writ of execution in Harris County, Texas, pursuant to which the Company seized all valuable property from Globe Med Tech’s office including 266,666 restricted shares of common stock of Revolutions Medical, all design and patent files relating to its auto retractable vacuum safety syringe, furniture, computers, phones and other office equipment and information.  Globe’s web hosting company has been notified and ordered under the judgment and writ of execution to shut down Globe’s website until all information and references of ownership, patents and awards regarding the RevVac™ Safety Syringe are removed from the website. The Company will continue to use all available legal means under the judgment until all monies are collected and the judgment is satisfied in full. On August 27, 2013, the Company cancelled the 266,666 shares.

MIG and SPD

On September 26, 2012, the Company filed suit in South Carolina Federal District Court against Strategic Product Development ("SPD"), Richard H. Theriault, Vita S. Theriault, Darius R. Theriault, Raminta Theriault, Goddard Technologies, Inc. ("GTI") and others, claiming that the defendants purposely and materially misled and misrepresented capabilities and progress on a variety of initiatives related to the development and manufacture of the Company's RevVac™ Safety Syringe to officers and directors of Revolutions Medical, which caused a delay in its production of approximately one year. The suit further alleges that Richard H. Theriault and other defendants defrauded the Company and misappropriated funds in violation of the United States' Racketeer Influenced and Corrupt Organizations Act and that GTI improperly assigned certain rights to the Company's new provisional patents to SPD without authorization. In February, 2013 the Company changed the venue to the United States District Court of Massachusetts against GTI. On February 17, 2014, the Company amended its claims against GTI and certain employees at Goddard to include negligence and unfair trade practices both in the state of MA and in SC based upon supplemental discovery provided by Goddard’s attorney. Depositions and the jury trial are being scheduled for the second quarter of 2014.

  On January 2, 2013, the Company won its arbitration proceeding concerning its counter claims against Richard Theriault, former manufacturer, Medical Investment Group (“MIG”) and former consultant, SPD.  The monetary award included $770,000 in recoupment of production costs plus interest, legal fees and other arbitration costs, which will total approximately $1 million. In other claims, Theriault was found guilty of fraud in the inducement and breach of contract and was found to have no rights to any of the Company's proprietary technology, files, drawings, designs, patents or products. A panel of the American Arbitration Association (“Arbitrator”) determined that all production mold payments made by the Company to MIG for the manufacturing of production molds had instead been used by Mr. Theriault for other non-production related purposes. The Arbitrator ruled that the only assets in which production was funded by MIG from the Company’s production payments were $10,000 in trial molds. The equipment asset on the balance sheet was reduced by $710,000 and charged to impairment of assets in 2012 as the payments were not associated with a production or trial mold. The $770,000 award is for the recovery of damages related to these production payments.  The gain related to this award will be recorded when collected. The Company has retained counsel in Massachusetts and South Carolina to assist in efforts to collect these damages.

On February 2, 2013, Richard H. Theriault, MIG, SPD, and other Theriault corporate entities, filed for bankruptcy in Massachusetts under Chapter 11.  The South Carolina lawsuit has been temporarily stayed. On March 13, 2013, United States Federal District Court in Massachusetts granted an injunction against Richard H. Theriault and MIG, enjoining and restraining them from transferring or alienating any assets in their possession without approval from the Court. On May 6, 2013, that court upheld its ruling in favor of continuing the injunction. On September 17, 2013 the bankruptcy court allowed the Company to lift the stay to confirm the arbitration judgment in South Carolina. The Company continues to pursue all of its rights in the Theriault bankruptcy. Theriault and MIG have recently filed a settlement proposal and plan with the bankruptcy court for approval by all creditors and a hearing is scheduled on May 7, 2014. The Company has accepted from Theriault and MIG $125,000 in a cash disbursement and $320,000 in annuity payments over 4 years along with other considerations and awaits confirmation at the hearing. The Company continues to preserve all of its legal rights against SPD.

Thomas G. O’Brien

On October 1, 2012, the Company filed suit in South Carolina Federal District Court against its former President and Director, Thomas G. O'Brien (“O’Brien”), alleging that O'Brien, as a director and officer of the Company, committed fraud, disregarded his fiduciary duties, and breached other obligations owed to the Company and its shareholders, by facilitating and negotiating contracts on behalf of the Company while at the same time sharing confidential Company information with, and receiving bribes from, Richard H. Theriault, SPD, and Medical Investment Group, (MIG). The complaint seeks to recover actual and punitive damages as well as a return of all salary paid to O'Brien under his employment agreement and over 3 million restricted shares.  On January 17, 2013, the South Carolina lawsuit was dismissed without prejudice, so the Company can pursue all of its claims against Thomas G. O'Brien in arbitration. No arbitration case is presently pending between the Company and O’Brien.

JMJ Financial, Inc.

A lawsuit was filed against the Company by Justin Keener d/b/a JMJ Financial (“JMJ”) in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares.  JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest. On August 30, 2012, the Company filed its counterclaims against JMJ, which included fraud by concealment, among other claims. The Company alleges that JMJ had a responsibility and obligation under Florida law to disclose during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these type of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company's stock if DTC eligibility was “chilled”. In the securities trading industry, the loss of eligibility for electronic trading, transfer, and delivery of common stock is known as a “chill”. This would severely hamper future capital raising and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement. On March 14, 2013 the Company did receive a letter from the DTC advising that a “chill” was placed on its stock. All of the JMJ share issuances were among the share issuances that the DTC identified to be reviewed. In July 2013, the Company won its motion to compel discovery from JMJ and Keener to provide all documents related to all financings with public companies that Keener and JMJ were involved, especially companies that DTC put a "chill" on their publicly traded stock and any regulatory actions or rulings against Keener and JMJ. On October 14, 2013, the DTC advised the Company that the “chill” had been lifted. If a positive settlement cannot be negotiated, the Company plans on bringing their counterclaims in a jury trial court proceeding.

SEC

On September 20, 2012, the Securities and Exchange Commission (“SEC”) filed a civil complaint in Federal District Court in Georgia against the Company and Rondald L. Wheet, the Company’s current Chief Executive Officer, alleging that between approximately August 2010 and July 2011, the Company and its Chief Executive Officer issued a series of misleading press releases that contained statements designed to convey the impression that, among other things, the Company had finalized the development of a safe and effective syringe, the syringe was slated for imminent mass manufacturing and commercial distribution, and the Company had entered into, or was on the cusp of entering into, binding mass sales and distribution agreements, including a sales agreement with the U.S. Department of Defense. However, contrary to the statements made in the Company’s press releases, the Company had not developed a safe and effective syringe ready for mass manufacturing or commercial distribution, and had not entered into any binding agreements for the sale and distribution of such a final product. The SEC’s complaint further alleges that, through the press releases, the Company artificially inflated the price of the Company’s shares, and that the Company sold shares to a third-party hedge fund at inflated prices. Among other relief, the SEC seeks an order requiring the Company to disgorge approximately $1,000,000 received from its equity line financing from August 2010 through May 2011 with Auctus Private Equity Fund, in addition to other civil penalty amounts, and the SEC is seeking an officer and director bar against its Chief Executive Officer.

The Company filed its answer on November 8, 2012 and its amended answer on January 21. The discovery is currently ongoing and no trial date has been set by the court. Because discovery is currently ongoing, the Company is not able to project the possible outcome.

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

Note 11 – Preferred Stock and Common Stock Transactions

       Preferred Stock

Shares Outstanding: Currently, 1,000,000 shares of preferred stock (“Preferred Stock”) are outstanding. Rondald L. Wheet, the Company’s Chairman and Chief Executive Officer, owns 1,000,000 shares of Series 2006 Preferred Stock. Tom O’Brien, the Company’s former President, returned 500,000 shares of Series 2009 Preferred Stock upon his resignation in 2011.

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

       2013 Common Stock Transactions

During 2013, the Company issued 8,792,748 shares of common stock with a total value of $609,977 for consulting services, director fees, financing related fees and for wages and consulting fees accrued in 2012. Within the 8,792,748 shares issued, the Company issued 1,378,004 shares for unpaid salaries to the officers of $104,980. The officers will return all remaining shares to the Company if total net proceeds reach the amount of the unpaid salaries. The Company will pay cash or issue additional shares if all shares are sold and net proceeds from the sales do not total the unpaid salaries. At December 31, 2013, the officers have 63,586 shares unsold for unpaid salaries of $28,713. Accordingly, the Company accrued an additional expense of $27,441 which represents the difference between the $28,713 unpaid salaries and the fair market value of the 63,568 shares at December 31, 2013 of $0.02 per share.

Also, during 2013, the Company received $127,000 cash for the exercise of warrants and options for 2,500,000 shares of common stock and issued 100,000 shares to an investor for proceeds of $12,500 received in 2012.

Also, during 2013, the Company issued 13,753,045 shares of common stock for the conversions of convertible notes and accrued interest totaling $366,999.

In addition, during 2013, the Company issued 9,375,000 pledged shares in escrow to TCA as collateral for the securities purchase agreement entered on April 26, 2013.

Further, the Company cancelled 266,666 shares of common stock on August 27, 2013 previously issued to Globe.

       2012 Common Stock Transactions

During 2012, 400,000 shares were issued under the terms of the SEC settlement agreement with Gifford Mabie. The initial value of these shares totaled $140,560.

Also during 2012, the Company issued 2,751,229 shares of common stock with a total value of $516,111 for outside services.

In addition, the Company issued 1,235,000 shares of common stock for the exercise of warrants and options. The Company received cash of $258,275 and recorded a subscription receivable of $46,000.

Additionally, the Company issued 13,669,072 shares of common stock for the conversion of convertible notes and accrued interest totaling $1,420,446. The derivative fair value of $898,326 for the conversion feature of these notes was reclassified on the date of conversion to additional paid-in-capital.

Note 12 – Stock Options and Warrants Outstanding

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

During 2013, under the terms of the Company’s 2007 Stock Option Plan, 3,425,000 options were issued for consulting services exercisable at $0.02~$0.50 per share. The options have a term of 10 days to one year and vest upon issuance. The aggregate fair value of these options equal to $86,066 was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.10% to 0.18% (2) expected life of 0.03 to 1.06 years (3) expected volatility of 163% to 261% and (4) zero expected dividends.

The following table summarizes the stock option activity:

	Number of Shares Under Option	Weighted- average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	15,473,750	$0.39	2.45	869,825
Granted	2,875,000	0.18	0.98
Exercised	(575,000)	0.25
Forfeited or expired	(5,673,750)
Outstanding at December 31, 2012	12,100,000	0.20	1.18	150,000
Granted	3,425,000	0.11	0.56
Exercised	(2,500,000)	0.05
Forfeited or expired	(7,525,000)
Outstanding at December 31, 2013	5,500,000	0.12	0.36

At December 31, 2013, there were 6,249,008 warrants outstanding. 4,166,005 of these warrants are exercisable at $0.125 and 2,083,003 are exercisable at $0.25. The warrants exercisable at $0.125 were originally to expire on March 31, 2013, but were modified to expire on June 30, 2014. The warrants exercisable at $0.25 were originally to expire on March 31 or June 30, 2013, but were modified to expire on September 30, 2014. In addition, the exercise prices of these warrants were reduced on November 20, 2013 from $0.25 to $0.125 in the case of the $0.125 warrants and from $0.50 to $0.25 in the case of the $0.25 warrants. The Company recorded modification expense of $210,373 for the year ended December 31, 2013.

The following table summarizes the warrant activity:

	Number of Shares Under Option	Weighted- average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,371,600	0.39	2.45	-
Granted	5,739,008	0.33	0.15
Exercised	(660,000)	0.50
Forfeited or expired	(5,570,608)
Outstanding at December 31, 2012	2,880,000	$0.33	0.30	-
Granted	9,408,015	0.33	1.3
Exercised	-	-
Forfeited or expired	(6,039,007)
Outstanding at December 31, 2013	6,249,008	0.17	0.34	-

Note 13 – Related Party Transactions

On September 1, 2009, the Company entered into a 5-year lease agreement with Osprey South, LLC (“Osprey”), to lease its corporate office space at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  Pursuant to the lease agreement, the Company was to pay Osprey $4,500 per month.  On July 1, 2011, the Company amended the lease agreement to include the office space adjacent to the existing office space.  Under the amended lease agreement, the lease term ends on June 30, 2016, and the Company is to pay Osprey $10,000 per month.  Rondald L. Wheet, the Company’s Chairman and Chief Executive Officer, is the sole member of Osprey.  For each of 2013 and 2012, the Company expensed $146,377 (including late fee of $26,377 for the year ended December 31, 2013) in lease payments to Osprey. Rent payable to Osprey was $112,962 and $19,761 as of December 31, 2013 and 2012, respectively. Future minimum lease payments due under the amended lease totaled approximately $300,000 at December 31, 2013.

During the year ended December 31, 2013, the Company also reimbursed its CEO $31,879 of the self-employment taxes for the years from 2008 to 2010.

The following table sets forth amounts owed by the Company to its executive officers listed therein for expenses paid by said officers on behalf of the Company as of December 31, 2013 and 2012.

	December 31,
	2013	2012
Rondald L. Wheet, Chief Executive Officer	$-	$32,502
Stephen Wheet, Director of Sales	9,890	-
Vincent Olmo, Chief Operating Officer	942	9,194
	$10,832	$41,696

The Company also had a convertible note payable to Mr. Olmo with principal amount of $75,000 and accrued interest of $8,613 at December 31, 2013 and $12,500 advance from shareholder at December 31, 2012.

Note 14 – Subsequent Events

On February 24, 2014, TCA filed in Florida court to seek unpaid monthly payments plus late fees and penalties on the note issued on May 1, 2013 as part of the credit facility agreement. The Company was delinquent on payments and was notified of default on January 22, 2014. .

Subsequent to December 31, 2013, the Company issued 500,000 common shares valued at $17,500 to repay outstanding payable for the same amount; issued 1,000,000 common shares for proceeds of $20,000; issued 1,000,000 shares, valued at $27,500 based on the market price on the issuance date, for consulting services; and issued 2,440,149 shares for conversion of notes payable and accrued interest in the amount of $36,400.

 Subsequent to December 31, 2013, the Company also issued 788,250 shares to settle unpaid salary of the officers.