Form 10-Q
period 2014-03-31
Revolutions Medical CORP
filed 2014-05-20
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

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

As of May 20, 2014, there were 118,900,004 shares outstanding of the registrant’s common stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalent	$1,046	$932
Inventories	278,564	278,564
Prepaid expenses and other current assets	2,932	2,932
Total current assets	282,542	282,428

Property and equipment, net	250,760	270,189
Intangibles	140,194	133,517
Total assets	$673,496	$686,134
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,150,489	$1,867,192
Payable to Yeso-Med	3,707,075	3,247,095
Accounts payable and accrued liabilities, related parties	125,561	132,407
Unearned revenue	68,447	73,495
Payable for indemnification	1,376,084	1,376,084
Convertible notes, net of discounts	616,113	494,708
Convertible notes, related parties, net of discounts	75,000	75,000
Derivative liability, note conversion feature	547,954	658,453
Total liabilities	8,666,723	7,924,434

Commitments and contingencies

Stockholders' deficit:
Series 2006 Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 111,979,183 and 107,039,034 shares issued and outstanding, respectively	111,979	107,039
Additional paid in capital	37,257,516	37,087,921
Subscriptions receivable	(71,000)	(71,000)
Deficit accumulated during the development stage	(45,292,722)	(44,363,260)
Total stockholders' deficit	(7,993,227)	(7,238,300)

Total liabilities and stockholders' deficit	$673,496	$686,134

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		From Inception (August 16, 1996) Through March 31,
	2014	2013	2014
Revenue	$5,048	$1,300	$47,656

Cost of Revenue	3,100	574	29,033
Loss on firm purchase commitment	459,980	484,091	3,209,055
Cost of goods sold	463,080	484,665	3,238,088
Gross loss	(458,032)	(483,365)	(3,190,432)
Operating expenses:
Research and development	-	-	2,935,949
Depreciation and amortization	20,388	24,176	323,505
General and administrative expenses	428,533	1,086,754	31,530,841
Impairment of assets	-	-	4,570,007
Gain on disposal of assets	-	-	(794)
Total operating expenses	448,921	1,110,930	39,359,508

Operating loss	(906,953)	(1,594,295)	(42,549,940)
Other income (expense):
Interest income	-	-	17,286
Interest expense	(258,540)	(117,370)	(3,740,516)
Investment income	-	-	170,753
Loss on extinguishment of debt	-	(6,250)	(173,914)
Gain on change in fair value of derivative liabilities	236,031	72,896	495,049
Other income (expense), net	-	(753)	305,138
Total other income (expense)	(22,509)	(51,477)	(2,926,204)

Net loss	(929,462)	(1,645,772)	(45,476,144)
Net loss attributable to the non-controlling interest	-	-	(183,422)
Net loss attributable to Revolutions Medical Corporation	$(929,462)	$(1,645,772)	$(45,292,722)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding - basic and diluted	109,665,183	75,454,170

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		From Inception (August 16, 1996) Through March 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(929,462)	$(1,645,772)	$(45,292,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,389	24,176	323,505
Stock-based compensation expense	53,000	351,408	14,331,901
Stock options and warrants modification expense	-	148,127	260,373
Impairment of assets	-	-	4,570,007
Gain on disposal of assets	-	-	(794)
Amortization debt discounts	156,405	103,067	2,589,262
Interest expense incurred on issuance of convertible debt	75,167	-	672,045
Loss on settlement of debt	-	(6,250)	173,914
Gain on change in fair value of derivative liabilities	(236,031)	(72,896)	(495,049)
Change in operating assets and liabilities:
Inventories	-	5,624	(278,564)
Prepaid expenses and current assets	-	1,728	(2,932)
Accounts payable and accrued liabilities	762,177	828,791	6,462,271
Accounts payable and accrued liabilities - related parties	(6,846)	73,768	113,061
Unearned revenue	(5,048)	-	68,447
Payable for indemnification	-	7,929	1,833,674
Net cash used in operating activities	(110,249)	(180,300)	(14,671,601)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(992,907)
Proceeds from sale of fixed assets	-	-	794
Payments for license and patents	(7,637)	(5,982)	(207,543)
Investment in Ives Health Company and The Health Club	-	-	(261,997)
Net cash used in investing activities	(7,637)	(5,982)	(1,461,653)

Cash flows from financing activities:
Capital contribution	-	-	802,154
Proceeds from issuance of common stock through cash - exercise of stock options and warrants	20,000	85,000	3,559,412
Proceeds from issuance of notes for cash	98,000	102,500	3,836,603
Proceeds from loans from shareholders		-	15,707
Repayment of loans from shareholders	-	-	(8,005)
Repayment of notes		-	(234,981)
Proceeds for issuance of common stock for cash		-	8,163,410
Net cash provided by financing activities	118,000	187,500	16,134,300

Net change in cash	114	1,218	1,046
Cash at beginning of period	932	54	-
Cash at end of period	$1,046	$1,272	$1,046

REVOLUTIONS MEDICAL CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,		From Inception (August 16, 1996) Through March 31,
	2014	2013	2014

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash financing and investing activities:
Common stock issued for conversion of debt	$63,000	$102,840	$5,367,888
Shares issued for indemnification agreement	-	-	457,590
Debt discount on convertible notes	58,405	71,271	3,032,706
Common stock issued in connection with Merger	-	-	300
Common stock issued for acquisition of Clear Image	-	-	3,093,948
Common stock issued for investment	-	-	358,762
Preferred stock forfeited	-	-	500
Payable recorded for purchase of equipment	-	-	289,009
Cancellation of shares	-	-	267
Shares pledges for TCA agreement	-	-	9,375

The accompanying notes are an integral part of the financial statements.

Revolutions Medical Corporation

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 – Basis of Presentation, Description of Business, Significant Accounting Policies, Critical Accounting Estimates and Reclassification

Description of Business

Revolutions Medical Corporation, a Nevada corporation, (the “Company” or “RevMed”) has been endeavoring to design, develop and commercialize auto retractable vacuum safety syringes.  The Company’s present product development effort is focused on the RevVac™ Auto Retractable Vacuum Safety Syringe, which is designed specifically to reduce accidental needle stick injuries and lower the spread of blood borne diseases.  The Company also has developed a suite of proprietary MRI software tools; RevColor™, Rev3D™, and RevDisplay™.  These tools are designed to enhance general diagnostic confidence through education and research use and in the future the Company believe will have specific commercial applications. The Company’s administrative facilities are located in Charleston, South Carolina. The Company’s primary manufacturing facility is located in Wuxi, China.

The accompanying unaudited interim financial statements of Revolutions Medical Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended December 31, 2013 on Form 10-K filed on April 14, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended December 31, 2013 have been omitted.

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

Inventory

Inventory includes only finished goods and is valued at the lower of cost or market, with cost being determined using weighted average cost.  The Company compares the average cost to the market price and records the lower value.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off. As of March 31, 2014 and December 31, 2013, no allowance for inventory was recorded.

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

Research and Development

Research and development costs are expensed as incurred.  The Company incurred $0, $0 and $2,935,949 of research and development expenses for the three months ended March 31, 2014 and 2013, and for the period from August 16, 1996 (inception) through March 31, 2014, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2014, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Payable for indemnification	$—	$1,376,084	$—	$1,376,084
Derivative liability	$—	$—	$547,954	$547,954

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

Earnings (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. For the three months ended March 31, 2014, potentially issuable shares, including options and warrants to purchase 11,249,008 shares of the Company’s common stock and notes payable convertible to 57,426,272 shares of the Company’s common stock have been excluded from the calculation. For the three months ended March 31, 2013, potentially issuable shares, including options and warrants to purchase 18,689,008 shares of the Company’s common stock and notes payable convertible to 8,577,214 shares of the Company’s common stock, have been excluded from the calculation.

Subsequent Events

The Company has evaluated all transactions occurring between the three months ended March 31, 2014, through the date of issuance of the financial statements for subsequent event disclosure consideration.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not established significant sources of revenue to fund the development of its business and pay operating expenses, resulting in a cumulative net loss of $45,292,722 for the period from inception (August 16, 1996) to March 31, 2014 and a working capital deficit of $8,384,181 at March 31, 2014. The ability of the Company to continue as a going concern during the next year depends on successful sales of its RevVac™ Safety Syringe and completion of the Company’s capital raising efforts to fund the development of its 1ml, 5ml and 10ml auto-retractable vacuum safety syringes. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013

Equipment	$353,235	$353,235
Leasehold improvement	44,000	44,000
Furniture	49,147	49,147
	446,382	446,382
Less accumulated depreciation	(195,622)	(176,193)
	$250,760	$270,189

For the three months ended March 31, 2014 and 2013, the Company recognized depreciation and amortization expense related to property and equipment of $19,429 and $21,617, respectively.

Note 4 – Intangibles

Intangibles consisted of the following:

	March 31, 2014	December 31, 2013
Patent	$192,543	$184,906
Less accumulated amortization	(52,349)	(51,389)
	$140, 194	$133,517

The Company owns one U.S. patent on its vacuum safety blood drawing device issued in 2003. The Company owns two U.S. patents on its RevVac™ auto retractable vacuum safety syringe, the first issued in January 2005 and the second issued in January 2009 (see Note 10). The RevVac™ auto retractable vacuum safety syringe has international patents issued in China, Japan, and Mexico, and are pending issuance in Australia, Canada, Taiwan, and the European Union. The Company filed U.S. and international Patent Cooperation Treaty provisional patents on vacuum auto retraction designs for a prefilled safety syringe in 2011 and 2012, respectively. In 2013, the Company has decided not to pursue the issuance of its imaging segmentation software patents as written but has made improvements to the software technology and intends to file new provisional patents and copyright protection on these software improvements in the future.

For the three months ended March 31, 2014 and 2013, the Company recognized amortization expense of $960 and 2,559, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Accounts payable	$627,823	$565,127
Accrued payroll liabilities and related penalties	675,057	607,134
Accrued salary	547,050	418,440
Accrued interest	182,937	158,869
Other accruals	117,622	117,622
	$2,150,489	$1,867,192

As of March 31, 2014 and December 31, 2013, the Company accrued $675,057 and $607,134, respectively, pursuant to state and federal payroll tax liabilities and related penalties.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  Tax liens in the aggregate amount of $6,164 were filed against the Company as of December 31, 2013 by the South Carolina Department of Revenue due to these delinquent payments and failure to file the required tax forms.  Tax liens in the aggregate amount of $675,057 were filed against the Company as of April 15, 2014 by the Internal Revenue Service due to these delinquent payments and failure to file the required tax forms. In October 2013, the Company obtained representation and is negotiating with the taxing authorities to resolve these liabilities.

Note 6 – Payable to Yeso-med

On December 1, 2011, the Company entered into a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”). Pursuant to the agreement, commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. If the Company does not place with Yeso-med the minimum order for a single month, Yeso-med shall have the right to receive payments from the Company equal to 50% of the supply price of each unit below the minimum order amount required for that month.  The Company has the right to have the amount paid under this requirement to serve as payment against future orders provided the quantity ordered exceeds the minimum quantity for that month. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed an order as of March 31, 2014.  As of March 31, 2014 and December 31, 2013, a payable was recorded to Yeso-med related to this minimum purchase requirement of $3,209,055 and $2,749,075, respectively. During the three months ended March 31, 2014 and 2014, $459,980 and 484,091 was recorded as a loss on firm purchase commitments.

The payable to Yeso-med also included amounts due for product purchased of $208,501 and amounts due for equipment purchased of $289,519 as of March 31, 2014 and December 31, 2013, respectively.

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

On December 14, 2010, the Company issued 400,000 shares of the Company’s common stock, initially valued at $184,000, to the special account. An additional 400,000 shares were issued to the special account on March 15, 2012 with a value of $140,560 determined based upon the 10-day average share price prior to the date of issuance.  At each reporting date, the Company revalues the shares held in the special account and adjusts the outstanding balance. Net increases and decreases in the value of the Company’s common shares held in the special account are recorded in the current period statement of operations. As of March 31, 2014 and December 31, 2013, the remaining principal balance, including the estimated taxes, to be paid was $1.4 million, based upon the Company’s valuation of the stock. For the three months ended March 31, 2014 and 2013, the net loss related to shares of the Company’s common stock held in the special account was $0 and $7,929, respectively. As of March 31, 2014 and December 31, 2013, there were 301,463 shares of the Company’s common stock held in the special account.

Note 8 – Convertible Notes

Convertible notes consisted of the following:

	March 31, 2014	December 31, 2013
Convertible Promissory Note Payable to JMJ Financial, unsecured, one time interest charge of 8%, due on February 22, 2014 (in default)	$191,663	$191,663
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on May 19, 2014.	-	35,000
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on July 23, 2014	42,500	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on September 12, 2014	47,500	47,500
Convertible Promissory Note Payable to Carebourn Capital LP, unsecured, interest rate of 8% per annum, with payment due on June 30, 2014	32,500	32,500
Convertible Promissory Note Payable to Carebourn Capital LP, unsecured, interest rate of 8% per annum, with payment due on July 29, 2014	10,000	10,000
Convertible Promissory Note Payable to Carebourn Capital LP, unsecured, interest rate of 8% per annum, with payment due on August 29, 2014	17,500	17,500
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, unsecured by all of the Company's assets, interest rate of 12% per annum, with payment due monthly until April 26, 2014	189,844	189,844
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 12% per annum, with payment due on April 9, 2014 or subsequently on demand by holder	140,862	140,862
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 8% per annum, with payment due on September 3, 2014	35,000	35,000
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 8% per annum, with payment due on January 26, 2014	75,000	75,000
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on December 4, 2014	53,000	-
Convertible Promissory Note Payable to Carebourn Partners LLC, unsecured, interest rate of 8% per annum, with payment due on August 29, 2014	15,000	-
Convertible Promissory Note Payable to Booski Consulting LLC, unsecured, interest rate of 8% per annum, with payment due on December 17, 2014	15,000	-
Convertible Promissory Note Payable to Linrick Industries LLC, unsecured, interest rate of 8% per annum, with payment due on December 17, 2014	15,000	-
	880,369	817,369
Less: debt discount	(189,256)	(247,661)
	$691,113	$569,708

JMJ Financial

On February 22, 2011, the Company issued a convertible promissory note in the amount of $1,050,000 to JMJ Financial, Inc. (“JMJ”). The note bears interest in the form of a one-time interest charge of 8%, payable with the note’s principal amount on the maturity date, February 22, 2014. The note is convertible to the Company’s common stock at a price equal to 70% of the average of the three lowest closing market prices of the Company’s common stock for the 20 trading days prior to the conversion date. In connection with the note, the Company entered into a registration rights agreement with JMJ to provide JMJ registration rights for common shares underlying this note. The note will only be funded when the conversion price calculated on each payment date is equal to or greater than $0.015 per share and there are sufficient shares remaining in the registration statement. The principal amount owed to JMJ at March 31, 2014 and December 31, 2013 was $191,663 under the convertible promissory note. The Company analyzed the JMJ note for derivative accounting consideration and determined that the note qualifies for accounting treatment as a financial derivative and recorded an initial discount of $450,000 on the issuance date. During the three months ended March 31, 2014 and 2013, the Company recorded $11,229 and $19,726 of interest expense related to the amortization of the debt discount. At March 31, 2014 and December 31, 2013, there was $0 and $11,229, respectively, of unamortized debt discount related to the JMJ notes.  The Company is currently in litigation with JMJ. See Note 10.

Asher Enterprises

On February 28, 2014, the Company issued convertible promissory notes to Asher Enterprises for proceeds of $53,000 in cash (the “2014 Asher Note”). The note is convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date and (2) a fixed conversion price of $0.00005 per share. The Company analyzed the 2014 Asher Note for derivative accounting consideration and determined that the conversion feature of these notes qualify for accounting treatment as a financial derivative. The conversion feature of the note was valued at $72,298 on the issuance date. As a result, the note was fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note in the amount of $19,298 was expensed immediately as additional interest expense. During the three months ended March 31, 2014, the Company recognized $54,360 of aggregate interest expense related to the amortization of the debt discount on all Asher notes.

At March 31, 2014, there was $93,126 of unamortized discount related to the unconverted Asher notes with a total principal balance of $143,000.

During the first quarter of 2014, Asher Enterprises converted principal of $35,000 with accrued interest related to a note issued in 2013 into 2,440,149 shares of the Company’s common stock.

Carebourn Capital

On March 17, 2014, the Company issued a convertible promissory note to Carebourn Capital for proceeds of $15,000 in cash (“2014 Carebourn Note”). The note is convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date (2) a fixed conversion price of $0.00009 per share.

The Company analyzed the 2014 Carebourn Notes for derivative accounting consideration and determined that the conversion feature of these notes qualify for accounting treatment as a financial derivative. The conversion features of these notes were valued at $31,493 on the issuance date. As a result, the notes were fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note in the amount of $16,493 was expensed immediately as additional interest expense. During the three months ended March 31 2014, the Company recognized $21,591 of aggregate interest expense related to the amortization of the debt discount on all Carebourn notes.

At March 31, 2014, there was $38,673 of unamortized discount related to the unconverted Carebourn notes with a total principal balance of $75,000.

TCA Global Credit Master Fund, LP

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

The Debentures were issued at 7% original issue discount and the discount of $17,500 is amortized over one year, the term of the Debentures, using the straight-line method which approximates the effective interest method due to the short term nature of the note. The note bears interest at a rate of 12% per annum and the Company shall make monthly payments of principal and interest commencing on May 26, 2013 with the first two payments only including interest. During 2013, the Company made principal payments of $77,656 and interest payments of $11,781 to TCA. As of March 31, 2014, the Company was not in compliance with the financial covenants of this credit facility as it was unable to make the scheduled principal and interest payments since November 2013. On February 24, 2014, TCA filed in a Florida court to seek unpaid monthly payments, default interest and penalties related to this facility as part of the credit facility agreement. The Company became delinquent on payments and was notified of default on January 24, 2014. The Company is working with TCA on an amicable payment of past due amounts and seeks to pay the amount left owed to TCA after it receives disbursements from legal settlements, issuance of additional shares, and or proceeds from anticipated sales.

The Debentures are convertible at a price determined by multiplying 85% of the average daily volume weighted average price of the Company’s common stock during the five business days immediately preceding the date of conversion. The Company analyzed the Debentures for derivative accounting consideration and determined that the Debentures qualify for accounting treatment as a financial derivative. The conversion feature of the Debentures was valued at $218,053 on the issuance date and recorded as debt discount. As of March 31, 2014, there was $12,072 of unamortized debt discount related to the Debentures.

The Company also issued to TCA 9,375,000 shares, which were pledged as security for the securities purchase agreement and was held with an escrow agent until such time as the full payment and performance of all of the obligations of the Company have been satisfied in accordance with the terms of the agreement. The Company also granted TCA the right to vote and receive dividends during the period the 9,375,000 shares were held by the escrow agent. The Company recorded shares issued at par value of $9,375 with an offset to additional paid-in capital.

On May 9, 2013, the Company issued 2,000,000 restricted shares to pay for the $100,000 facility fee pursuant to the 2013 TCA securities purchase agreement entered into on April 26, 2013 with TCA. TCA will return all remaining shares to the Company if total net proceeds of $100,000 are reached. The Company will pay cash or issue additional shares if a total of 2,000,000 shares are sold and net proceeds do not total $100,000. The Company has the right to redeem any shares then in TCA’s possession for an amount equal to the $100,000 facility fee less any net proceeds received by TCA from the sales of the Company’s shares. On the issuance date, the Company recorded an expense of $160,000 for the issuance of 2,000,000 shares based on the stock price. At December 31, 2013, TCA had not sold any of the 2,000,000 shares. Accordingly, during the year ended December 31, 2013, the Company accrued an additional expense of $60,000 which represents the difference between the $100,000 facility fee and the fair market value of the 2,000,000 shares at December 31, 2013 of $0.02 per share. No shares were sold by TCA during the three months ended March 31, 2014 and the stock price of the Company’s common stock was $0.02 per share at March 31, 2014.

2013 Individual Convertible Notes Payable

On September 3, 2013, the Company issued a $35,000 convertible note to an individual. The note matures one year from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount to be paid at maturity. The principal amount of the Individual Convertible Notes and accrued interest are convertible into the Company’s common stock at a conversion price equal to 75% of the average of the daily volume weighted average prices of the Company's Common Stock during the five trading days immediately prior to the conversion date. The Company analyzed the note for derivative accounting consideration and determined that the conversion feature of the note qualifies for accounting treatment as a financial derivative. The conversion feature of this note was valued at $37,837 on the issuance date. As a result, the note was fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note of $2,837 was expensed immediately as additional interest expense. During three months ended March 31, 2014, the Company recognized $9,014 of interest expense related to the amortization of the debt discount. At March 31, 2014, there was $14,384 of unamortized discount related to the note.

On October 9, 2013, the Company issued six convertible notes in an aggregate amount of $140,862 to an individual to settle amounts owed by the Company for legal services rendered to the Company. The notes are callable at any time by the holder subsequent to the six month anniversary of the issuance date. Interest accrues at the rate of 12% per year on the outstanding principal amount to be paid at maturity. The principal amount of the note and accrued interest are convertible into the Company’s common stock at a conversion price equal to the average five trading day closing price of the Company’s common stock during the five trading days immediately prior to the conversion date multiplied by two. The Company analyzed the notes for derivative accounting consideration and determined that the conversion feature of the notes qualifies for accounting treatment as a financial derivative. The conversion feature of the notes was valued at an aggregate amount of $35,709 on the issuance date. During the three months ended March 31, 2014, the Company recognized $17,660 of interest expense related to the amortization of the debt discount. At March 31, 2014, there was $1,765 of unamortized discount related to the notes. The Company has determined that it has grounds to dispute the amounts owed to the individual for legal services rendered represented by the aggregate principal amount of the notes.

On March 17, 2014, the Company issued convertible notes to two individuals for proceeds of $15,000 each in cash. The notes mature nine months from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount to be paid at maturity. The notes are convertible to the Company’s common stock at a conversion price equal to 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date. The Company analyzed the notes for derivative accounting consideration and determined that the conversion feature of the notes qualify for accounting treatment as a financial derivative. The conversion feature of the notes was valued at $69,376 on the issuance date. As a result, the note was fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note of $39,376 was expensed immediately as additional interest expense. During three months ended March 31, 2014, the Company recognized $1,528 of interest expense related to the amortization of the debt discount. At March 31, 2014, there was $28,473 of unamortized discount related to the note.

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

The following is a summary of the activity of the derivative liability for the three months ended March 31, 2014:

Fair value at December 31, 2013	$658,453
Decrease in value	(236,031)
Addition	173,167
Reclassification from liability to equity as a result of note conversions	(47,635)
Fair value at March 31, 2014	$547,954

The derivative liability was valued using the Black-Scholes Model with the following assumptions:

	March 31, 2014	December 31, 2013
Risk free interest rate	0.13%	0.13%
Expected life (years)	0.00 to 0.72	0.07 to 0.7
Dividend Yield	0%	0%
Volatility	224% to 273%	256% to 394%

Variant issuance dates during the three months ended March 31, 2014
Risk free interest rate	0.12% to 0.13%
Expected life (years)	0.45 to 0.76
Dividend Yield	0
Volatility	250% to 264%

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

As further consideration for KVM entering into and structuring the Investment Agreement, the Company paid to KVM a $10,000 fee by issuing to KVM 250,000 restricted shares of its common stock on June 11, 2013. As of March 31, 2014, the Registration Statement filed by the Company is not effective and, accordingly, the Company has no availability under this agreement.

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

On May 7, 2014, the United States Bankruptcy Court for the District of Massachusetts (Eastern Division) entered an Order confirming the First Amended Plan of Reorganization dated February 14, 2014 filed by Richard H. Theriault. The Company expects to receive a payment of approximately $125,000 under the plan. The Company and Mr. Theriault also entered into a Settlement Agreement dated January 29, 2014 (the “Settlement Agreement”) that was part of the Plan. Pursuant to the Settlement Agreement, Mr. Theriault and MIG agreed to pay an aggregate of $320,000 plus accrued interest to the Company in quarterly payments beginning on January 1, 2015. Interest on that amount accrues at 3% beginning as of the date of the Order. The first two payments will be $26,667, the third payment will be $40,000 and each of the final nine payments will be $25,185. In return, the Company agreed to dismiss its pending action in the United States District Court of South Carolina (the S.C. Action”) against Mr. Theriault, his family members and certain of his companies within 15 days of the Order provided those defendants execute a release of all claims that they have asserted or could have asserted against the Company in the S.C. Action. The Settlement Agreement did not include the Company’s pending adversary proceeding in the Bankruptcy Court against SPD regarding a dispute involving patents for the RevVac™ pre-filled auto-retractable syringes or a release of SPD and Ira Rakatansky in United States District Court of South Carolina. The Company continues to preserve all of its legal rights against SPD.

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

JMJ Financial, Inc.

A lawsuit was filed against the Company by Justin Keener d/b/a JMJ Financial (“JMJ”) in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares.  JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest. On August 30, 2012, the Company filed its counterclaims against JMJ, which included fraud by concealment, among other claims. The Company alleges that JMJ had a responsibility and obligation under Florida law to disclose during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these types of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company's stock if DTC eligibility was “chilled”. In the securities trading industry, the loss of eligibility for electronic trading, transfer, and delivery of common stock is known as a “chill”. This would severely hamper future capital raising and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement. On March 14, 2013 the Company did receive a letter from the DTC advising that a “chill” was placed on its stock. All of the JMJ share issuances were among the share issuances that the DTC identified to be reviewed. In July 2013, the Company won its motion to compel discovery from JMJ and Keener to provide all documents related to all financings with public companies that Keener and JMJ were involved, especially companies that DTC put a "chill" on their publicly traded stock and any regulatory actions or rulings against Keener and JMJ. On October 14, 2013, the DTC advised the Company that the “chill” had been lifted. If a positive settlement cannot be negotiated, the Company plans on bringing their counterclaims in a jury trial court proceeding.

SEC

On September 20, 2012, the Securities and Exchange Commission (“SEC”) filed a civil complaint in Federal District Court in Georgia against the Company and Rondald L. Wheet, the Company’s current Chief Executive Officer, alleging that between approximately August 2010 and July 2011, the Company and its Chief Executive Officer issued a series of misleading press releases that contained statements designed to convey the impression that, among other things, the Company had finalized the development of a safe and effective syringe, the syringe was slated for imminent mass manufacturing and commercial distribution, and the Company had entered into, or was on the cusp of entering into, binding mass sales and distribution agreements, including a sales agreement with the U.S. Department of Defense. However, contrary to the statements made in the Company’s press releases, the Company had not developed a safe and effective syringe ready for mass manufacturing or commercial distribution, and had not entered into any binding agreements for the sale and distribution of such a final product. The SEC’s complaint further alleges that, through the press releases, the Company artificially inflated the price of the Company’s shares, and that the Company sold shares to a third-party hedge fund at inflated prices. Among other relief, the SEC seeks an order requiring the Company to disgorge approximately $1,000,000 received from its equity line financing from August 2010 through May 2011 with Auctus Private Equity Fund, in addition to other civil penalty amounts, and the SEC is seeking an officer and director bar against its Chief Executive Officer. Discovery is currently ongoing and the Company is not able to project the possible outcome.

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

2014 Common Stock Transactions

During the three months ended March 31, 2014, the Company issued 1,000,000 shares of common stock, valued at $36,000 based on the market price on the grant date, for consulting and legal services and issued 500,000 shares of common stock, valued at $17,500 based on the market price on the issuance date, to settle accounts payable to an attorney previously accrued.

Also, during the three months ended March 31, 2014, the Company issued 1,000,000 shares of common stock for proceeds of $20,000 in cash for the exercise of options issued to consultants.

Additionally, during the three months ended March 31, 2013, the Company issued 2,440,149 shares of common stock for the conversions of convertible notes and accrued interest totaling $36,400. The derivative fair value of $47,635 for the conversion feature of these notes was reclassified on the date of conversion to additional paid-in capital.

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

During the three months ended March 31, 2014, under the terms of the Company’s 2007 Stock Option Plan, 1,000,000 options were issued for consulting services exercisable at $0.02 per share. The options have a term of 1 day and vest upon issuance. The aggregate fair value of these options equal to $17,000 was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.12% (2) expected life of 1 day (3) expected volatility of 199% to 285% and (4) zero expected dividends.

The following table summarizes the stock option activity:

	Number of Shares Under Option	Weighted- average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,500,000	$0.12	0.36	$-
Granted	1,000,000	0.02	0.00
Exercised	(1,000,000)	0.02
Forfeited or expired	(500,000)
Outstanding at March 31, 2014	5,000,000	0.08	0.12	-

At March 31, 2014, there were 6,249,008 warrants outstanding. 4,166,005 of these warrants are exercisable at $0.125 and 2,083,003 are exercisable at $0.25. The warrants exercisable at $0.125 were originally to expire on March 31, 2013, but were modified to expire on June 30, 2014. The warrants exercisable at $0.25 were originally to expire on March 31 or June 30, 2013, but were modified to expire on September 30, 2014. In addition, the exercise prices of these warrants were reduced on November 20, 2013 from $0.25 to $0.125 in the case of the $0.125 warrants and from $0.50 to $0.25 in the case of the $0.25 warrants.

The following table summarizes the warrant activity:

	Number of Shares Under Option	Weighted- average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	6,249,008	$0.17	0.34	$-
Granted	-	-	-
Exercised	-	-
Forfeited or expired	-
Outstanding at March 31, 2014	6,249,008	0.17	0.32	-

Note 13 – Related Party Transactions

On September 1, 2009, the Company entered into a 5-year lease agreement with Osprey South, LLC (“Osprey”), to lease its corporate office space at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  Pursuant to the lease agreement, the Company was to pay Osprey $4,500 per month.  On July 1, 2011, the Company amended the lease agreement to include the office space adjacent to the existing office space.  Under the amended lease agreement, the lease term ends on June 30, 2016, and the Company is to pay Osprey $10,000 per month.  Rondald L. Wheet, the Company’s Chairman and Chief Executive Officer, is the sole member of Osprey.  Rent expense to Osprey was $30,000 and $30,000 for the three months ended March 31, 2014 and 2013, respectively.  Rent payable to Osprey was $104,662 and $112,962 as of March 31, 2014 and December 31, 2013, respectively.

The following table sets forth amounts owed by the Company to its executive officers listed therein for expenses paid by said officers on behalf of the Company as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Stephen Wheet, Director of Sales	$9,890	$9,890
Vincent Olmo, Chief Operating Officer	942	942
	$10,832	$10,832

The Company also had a convertible note payable to Mr. Olmo with principal amount of $75,000 and accrued interest of $10,113 at March 31, 2014.

Note 14 – Subsequent Events

Subsequent to March 31, 2014, the Company issued 6,132,571 common shares for conversion of notes payable and accrued interest in the amount of $53,800.

Subsequent to March 31, 2014, the Company also issued 788,250 common shares to settle unpaid salary of the officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Revolutions Medical Corporation (“we,” “us,” “our,” the “Company,” or “Revolutions Medical”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues

During the three months ended March 31, 2014, the Company had $5,048 in revenues as it began making sales of the RevVac™ safety syringe to its domestic and international distributors. The Company had $1,300 in revenue for the first quarter of 2013.

Loss on firm purchase commitment

For the three months ended March 31, 2014, the Company incurred $459,980 in loss on firm purchase commitment. For the same period in 2013, the Company incurred $484,091 in loss on firm purchase commitment. The loss was related to a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”) entered on December 1, 2011 which provides that commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any orders after July 2012.

General and Administrative Expenses

During the three months ended March 31, 2014, the Company incurred $428,533 in general and administrative expenses, compared to $1,086,754 for the same period in 2013. Compensation costs related to the issuance of shares and warrants to consultants for the three months ended March 31, 2014, totaled $53,000, compared to $351,408 for the same period in 2013.

Further contributing to the decrease in general and administrative expenses was a decrease of approximately $241,990 in consulting agreement fees and legal fees for the three months ended March 31, 2014 as compared to the same three month period in 2013. The decrease in consulting fees was partly due to the decrease in expenses for individual consulting agreements for business development. The decrease in legal fees was due primarily to decreased expenses for SEC attorney fees and contract attorney fees. In addition, the Company incurred a $100,000 investment banking fee for the three months ended March 31, 2013 for failure to use the equity line of credit established by TCA Global Credit Master Fund, LP in 2012. No investment banking fees were incurred by the Company in the comparable current year period.

Interest expense

Interest expenses increased to $258,540 for the three months ended March 31, 2014, compared to $117,370 for the same period in 2013. This increase is due primarily to additional notes issued and interest incurred on issuance of convertible debt for the excess of the value of derivative –note conversion feature on the issuance date over the principal of the notes.

Gain on change in fair value of derivative liabilities

The Company had a gain of $236,031 on the change in fair value of derivative liabilities for the three months ended March 31, 2014, compared to a $72,896 for the same prior year period. The change primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

Net loss for the three months ended March 31, 2014 was $929,462 compared to $1,645,772 for the same period in 2013 mainly due to the decrease of consulting and legal fees and employee option compensation expenses in the three months ended March 31, 2014 compared to the same period in 2013. In addition, the net loss for the three months ended March 31, 2014 decreased as compared to the same prior year period is also attributable to the gain on the change in fair value of the Company’s derivative liabilities.

Liquidity and Capital Resources

As of March 31, 2014, the Company did not have and currently does not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, there is substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the three months ended March 31, 2014 and 2013, was $110,249 and $180,300, respectively. The net loss for the three months ended March 31, 2014 and 2013, was $873,896 and $1,645,772, respectively. This decrease is primarily attributable to the decreased expense related to legal expenses, consulting fees, other compensation expenses.

Net cash used for investing activities for the three months ended March 31, 2014 and 2013 was $7,637 and $5,982, respectively. The cash used for investing activities in the first three months of 2014 and 2013 is a result of legal expenses related to patent fees and annuities for the RevVac™ safety syringe.

Net cash obtained through all financing activities for three months ended March 31, 2014 and 2013 was $118,000 and $187,500, respectively.  We issued stock options and/or common stock when it was acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Proceeds from the issuance of common stock through cash-exercise of stock warrants were $20,000 for the three months ended March 31, 2014 as compared to $85,000 for the three months ended March 31, 2013. This decrease is due primarily to a decrease in consulting agreements and the options exercised under the terms of these agreements. Proceeds from issuance of notes for cash were $98,000 for the three months ended March 31, 2014 as compared to $102,500 for the three months ended March 31, 2013.

The following table summarizes total current assets, liabilities and working capital at March 31, 2014, compared to December 31, 2013.

	March 31, 2014	December 31, 2013	Increase/ (Decrease)
Current Assets	$282,542	$282,428	$114
Current Liabilities	$8,666,723	$7,924,434	$742,289
Working Capital Deficit	$8,384,181	$7,642,006	$742,175

As of March 31, 2014, we had a working capital deficit of $8,384,181, as compared to a working capital deficit of $7,642,006 as of December 31, 2013, an increase of $742,175. Factors contributing to the increase in current liabilities include an increase in accounts payable due to the take or pay costs according to the terms of the manufacturing agreement signed with Yeso-med in December 2011, increase in accrued salary to officers for compensation, and increase in estimated payroll liabilities.

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

Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. The Company does not currently generate significant cash from operations but does have access to a credit facility as noted above to finance additional domestic sales if an S-1 registration statement filed by Company is declared effective; however, the Company does expect an increase in product sales in the fourth quarter of 2014. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. We presently have 250,000,000 shares of common stock authorized, of which 118,900,004 shares were issued and outstanding as of May 20, 2014. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. As such, there is substantial doubt about our ability to continue as a going concern if sales of the RevVac™ safety syringe do not increase significantly to pay current obligations.

Expected Significant Changes in the Number of Employees

The Company expects to hire between 3 to 7 additional office personnel to assist with operations as sales continue with the 3ml RevVac™ safety syringe.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. The ineffective determination was mainly due to the material weakness identified in in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 14, 2014.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the matters previously outlined and those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 14, 2014, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect, and there have been no material developments (other than noted above) with respect to any such legal proceedings since the end of the first quarter of 2014.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and listed below, or otherwise reported in a current report on Form 8-K, the Company did not issue any securities during the three months ended March 31, 2014:

During the three months ended March 31, 2014, the Company issued 1,500,000 shares of common stock with a total value of $53,500 for consulting services and legal services.

Also, during the three months ended March 31, 2014, the Company received $20,000 cash for the exercise of warrants for 1,000,000 shares of common stock.

Also, during the three months ended March 31, 2013, the Company issued 2,440,149 shares of common stock for the conversions of convertible notes and accrued interest totaling $36,400.

All sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

●	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is being furnished and is not deemed filed with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTIONS MEDICAL CORPORATION
Date: May 20, 2014	By: /s/ Rondald Wheet
Name: Rondald Wheet
Title: Chief Executive Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)