Form 10-Q
period 2014-06-30
Revolutions Medical CORP
filed 2014-08-29
CIK 1041009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to___________

Commission File Number: 000-28629

REVOLUTIONS MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	73-1526138
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

1124 Park West Blvd. Suite #102

Mount Pleasant, SC 29466

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

As of August 29, 2014, there were 150,426,703 shares outstanding of the registrant’s common stock, $0.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

 REVOLUTIONS MEDICAL CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$16,888	$932
Inventories	279,813	278,564
Prepaid expenses and other current assets	6,318	2,932
Total current assets	303,019	282,428

Property and equipment, net	228,056	270,189
Intangibles	139,234	133,517

Total assets	$670,309	$686,134

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,205,589	$1,867,192
Payable to Yeso-med	4,187,989	3,247,095
Accounts payable and accrued liabilities, related parties	107,502	132,407
Unearned revenue	68,447	73,495
Payable for indemnification	1,376,084	1,376,084
Convertible notes, net of discounts	482,290	494,708
Convertible notes, related parties, net of discounts	75,000	75,000
Derivative liability, note conversion feature	483,535	658,453
Total liabilities	8,986,436	7,924,434

Commitments and contingencies

Stockholders' deficit:
Series 2006 Preferred stock, $0.001 par value, 5,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 250,000,000 shares authorized; 150,426,703 and 107,039,034 shares issued and outstanding, respectively	150,426	107,039
Additional paid-in capital	37,870,162	37,087,921
Subscriptions receivable	(71,000)	(71,000)
Accumulated deficit	(46,266,715)	(44,363,260)
Total stockholders' deficit	(8,316,127)	(7,238,300)

Total liabilities and stockholders' deficit	$670,309	$686,134

 The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$-	$1,791	$5,048	$3,091

Cost of revenue	-	728	-	1,302
Loss on firm purchase commitment	480,914	491,938	940,894	976,029
Cost of goods sold	480,914	492,666	940,894	977,331
Gross loss	(480,914)	(490,875)	(935,846)	(974,240)
Operating expenses:
Depreciation and amortization	23,664	23,762	44,053	47,938
General and administrative expenses	311,259	576,856	742,889	1,663,610
Total operating expenses	334,923	600,618	786,942	1,711,548
Operating loss	(815,837)	(1,091,493)	(1,722,788)	(2,685,788)
Other income (expense):
Interest expense	(261,432)	(149,314)	(519,972)	(266,684)
Loss on extinguishment of debt	-	(33,013)	-	(39,263)
Gain (loss) on change in fair value of derivative liabilities	(19,426)	(202,794)	216,605	(129,898)
Other income (expense), net	122,700	-	122,700	(753)
Total other income (expense)	(158,158)	(385,121)	(180,667)	(436,598)
Net loss	$(973,995)	$(1,476,614)	$(1,903,455)	$(3,122,386)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted average common shares outstanding - basic and diluted	120,025,225	88,631,947	118,874,779	82,079,462

The accompanying notes are an integral part of the financial statements.

REVOLUTIONS MEDICAL CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(1,903,455)	$(3,122,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,053	47,938
Stock-based compensation expense	117,478	543,142
Stock options and warrants modification expense	11,716	148,127
Amortization debt discounts	309,090	233,337
Non-cash interest expense related to conversion feature of notes payable	129,460	-
Loss on extinguishment of debt	-	39,263
(Gain) loss on change in fair value of derivative liabilities	(216,605)	129,898
Change in operating assets and liabilities:
Inventories	(1,249)	6,352
Prepaid expenses and other current assets	(3,387)	1,927
Accounts payable and accrued liabilities	1,329,545	1,378,443
Accounts payable and accrued liabilities - related parties	(24,905)	84,152
Unearned revenue	(5,048)	-
Payable for indemnification	-	19,535
Net cash used in operating activities	(213,307)	(490,272)
Cash flows from investing activities:
Payments for license and patents	(7,637)	(5,982)
Net cash used in investing activities	(7,637)	(5,982)
Cash flows from financing activities:
Proceeds from issuance of common stock through exercise of stock options and warrants	20,000	95,000
Proceeds from issuance of notes for cash	216,900	402,500
Net cash provided by financing activities	236,900	497,500
Net change in cash	15,956	1,246
Cash at beginning of period	932	54
Cash at end of period	$16,888	$1,300
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing and investing activities:
Common stock issued for conversion of debt	$378,615	$379,443
Debt discount on convertible notes	$210,046	$309,664

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

      Inventory

Inventory includes only finished goods and are valued at the lower of cost or market, with cost being determined using weighted average cost.  The Company compares the average cost to the market price and records the lower value.  Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, the shelf life of inventory, and current market conditions when determining excess or obsolete inventories.  A reserve is established for any excess or obsolete inventories or they may be written off. As of June 30, 2014 and December 31, 2013, no allowance for inventory was recorded.

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

The following table summarizes fair value measurements by level at June 30, 2014, for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Payable for indemnification	$—	$1,376,084	$—	$1,376,084

Derivative liability	$—	$—	$483,535	$483,535

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

Earnings (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of diluted income (loss) per common share assumes the dilutive effect of stock options, warrants and any other potentially dilutive securities outstanding. During a loss period, the potentially dilutive securities have an anti-dilutive effect and are not included in the calculation of dilutive net loss per common share. For the six months ended June 30, 2014, potentially issuable shares, including options and warrants to purchase 22,749,008 shares of the Company’s common stock and notes payable convertible to 103,088,486 shares of the Company’s common stock have been excluded from the calculation. For the six months ended June 30, 2013, potentially issuable shares, including options and warrants to purchase 14,113,003 shares of the Company’s common stock and notes payable convertible to 19,603,263 shares of the Company’s common stock, have been excluded from the calculation.

Subsequent Events

The Company has evaluated all transactions occurring between the six months ended June 30, 2014, through the date of issuance of the financial statements for subsequent event disclosure consideration.

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

Recent Accounting Standards

                In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not established significant sources of revenue to fund the development of its business and pay operating expenses, resulting in a cumulative net loss of $46,266,715 for the period from inception (August 16, 1996) to June 30, 2014 and a working capital deficit of $8,683,417 at June 30, 2014. The ability of the Company to continue as a going concern during the next year depends on successful sales of its RevVac™ Safety Syringe and completion of the Company’s capital raising efforts to fund the development of its 1ml, 5ml and 10ml auto-retractable vacuum safety syringes. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consisted of the following:

	June 30, 2014	December 31, 2013

Equipment	$353,235	$353,235
Leasehold improvement	44,000	44,000
Furniture	49,147	49,147
	446,382	446,382
Less accumulated depreciation	(218,326)	(176,193)
	$228,056	$270,189

For the six months ended June 30, 2014 and 2013, the Company recognized depreciation expense related to property and equipment of $42,133 and $43,234, respectively.

Note 4 – Intangibles

Intangibles consisted of the following:

	June 30, 2014	December 31, 2013
Patent	$192,543	$184,906
Less accumulated amortization	(53,309)	(51,389)
	$139,234	$133,517

The Company own one US patent on its vacuum safety blood drawing device issued in 2003. The Company owns two US patents on its RevVac™ auto retractable vacuum safety syringe, the first issued in January 2005 and the second issued in January 2009 (see Note 10). The RevVac™ auto retractable vacuum safety syringe has international patents issued in China, Japan, Mexico, Australia, Taiwan and pending issuance in Canada and European Union. The Company filed US and international Patent Cooperation Treaty provisional patents on vacuum auto retraction designs for a prefilled safety syringe in 2011 and 2012, respectively. In 2013, the Company has decided not to pursue the issuance of its imaging segmentation software patents as written but has made improvements to the software technology and intends to file new provisional patents and copyright protection on these software improvements in the future.

For the six months ended June 30, 2014 and 2013, the Company recognized amortization expense of $1,920 and $4,704, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Accounts payable	$600,953	$565,127
Accrued payroll liabilities and related penalties	596,475	607,134
Accrued salary	671,280	418,440
Accrued interest	217,803	158,869
Other accruals	119,078	117,622
	$2,205,589	$1,867,192

 As of June 30, 2014 and December 31, 2013, the Company accrued $596,475 and $607,134, respectively, pursuant to state and federal payroll tax liabilities and related penalties.  Although the Company plans to settle these amounts, there is no assurance that its efforts to settle will be successful.  Tax liens in the aggregate amount of $6,164 were filed against the Company as of December 31, 2013 by the South Carolina Department of Revenue due to these delinquent payments and failure to file the required tax forms.  Tax liens in the aggregate amount of $675,057 were filed against the Company as of April 15, 2014 by the Internal Revenue Service due to these delinquent payments and failure to file the required tax forms. On May 26, 2014, the Internal Revenue Service reduced the assessment of total amount owed by approximately $88,000. The Company has filed all required payroll tax forms as of the date of this filing and is negotiating with the taxing authorities to resolve these liabilities.

Note 6 – Payable to Yeso-med

On December 1, 2011, the Company entered into a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”). Pursuant to the agreement, commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. If the Company does not place with Yeso-med the minimum order for a single month, Yeso-med shall have the right to receive payments from the Company equal to 50% of the supply price of each unit below the minimum order amount required for that month.  The Company has the right to have the amount paid under this requirement to serve as payment against future orders provided the quantity ordered exceeds the minimum quantity for that month. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed an order as of June 30, 2014.  As of June 30, 2014 and December 31, 2013, a payable was recorded to Yeso-med related to this minimum purchase requirement of $3,689,969 and $2,749,075, for which no payments have been made, respectively. During the six months ended June 30, 2014 and 2014, $940,894 and $976,029 was recorded as a loss on firm purchase commitments.

The payable to Yeso-med also included amounts due for product purchased of $208,501 and amounts due for equipment purchased of $289,519 as of June 30, 2014 and the same amount at December 31, 2013, respectively.

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

On December 14, 2010, the Company issued 400,000 shares of the Company’s common stock, initially valued at $184,000, to the special account. An additional 400,000 shares were issued to the special account on March 15, 2012 with a value of $140,560 determined based upon the 10-day average share price prior to the date of issuance.  At each reporting date, the Company revalues the shares held in the special account and adjusts the outstanding balance. Net increases and decreases in the value of the Company’s common shares held in the special account are recorded in the current period statement of operations. As of June 30, 2014 and December 31, 2013, the remaining principal balance, including the estimated taxes, to be paid was $1.4 million, based upon the Company’s valuation of the stock. For the six months ended June 30, 2014 and 2013, the net loss related to shares of the Company’s common stock held in the special account was $0 and $19,535, respectively. As of June 30, 2014, there were 301,463 shares of the Company’s common stock held in the special account.

Note 8 – Convertible Notes

Convertible notes consisted of the following:

	June 30, 2014	December 31, 2013
Convertible Promissory Note Payable to JMJ Financial, unsecured, one time interest charge of 8%, due on February 22, 2014 (in default)	191,663	191,663
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on May 19, 2014	-	35,000
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on July 23, 2014	-	42,500
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on September 12, 2014	-	47,500
Convertible Promissory Note Payable to Carebourn Capital LP, unsecured, interest rate of 8% per annum, with payment due on June 30, 2014	-	32,500
Convertible Promissory Note Payable to Carebourn Capital LP, unsecured, interest rate of 8% per annum, with payment due on July 29, 2014	-	10,000
Convertible Promissory Note Payable to Carebourn Capital LP, unsecured, interest rate of 8% per annum, with payment due on August 29, 2014 (currently working with the creditor to convert this note into shares)	17,500	17,500
Convertible Promissory Note Payable to TCA Global Credit Master Fund, LP, unsecured by all of the Company's assets, interest rate of 12% per annum, with payment due monthly until April 26, 2014 (in default)	189,844	189,844
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 12% per annum, with payment due on April 9, 2014 or subsequently on demand by holder	-	140,862
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 8% per annum, with payment due on September 3, 2014 (currently working with the creditor to convert this note into shares)	35,000	35,000
Convertible Promissory Note Payable issued in the course of a private placement to individual, unsecured, interest rate of 8% per annum, with payment due on August 26, 2014 (currently working with the creditor to convert this note into shares)	75,000	75,000
Convertible Promissory Note Payable to Carebourn Partners LLC, unsecured, interest rate of 8% per annum, with payment due on August 29, 2014 (currently working with the creditor to convert this note into shares)	15,000	-
Convertible Promissory Note Payable to Booski Consulting LLC, unsecured, interest rate of 8% per annum, with payment due on December 17, 2014	5,000	-
Convertible Promissory Note Payable to Linrick Industries LLC, unsecured, interest rate of 8% per annum, with payment due on December 17, 2014	5,000	-
Convertible Promissory Note Payable to Asher Enterprises, unsecured, interest rate of 8% per annum, with payment due on December 4, 2014	53,000	-
Convertible Promissory Note Payable to Carebourn, unsecured, interest rate of 12% per annum, with payment due on January 15, 2015	27,500	-
Convertible Promissory Note Payable to KBM Worldwide, unsecured, interest rate of 8% per annum, with payment due on February 9, 2015	38,900	-
Convertible Promissory Note Payable to Carebourn, unsecured, interest rate of 12% per annum, with payment due on January 15, 2015	52,500	-
	705,907	817,369
Less: debt discount	(148,617)	(247,661)
	$557,290	$569,708

JMJ Financial

On February 22, 2011, the Company issued a convertible promissory note in the amount of $1,050,000 to JMJ Financial, Inc. (“JMJ”). The note bears interest in the form of a one-time interest charge of 8%, payable with the note’s principal amount on the maturity date, February 22, 2014. The note is convertible to the Company’s common stock at a price equal to 70% of the average of the three lowest closing market prices of the Company’s common stock for the 20 trading days prior to the conversion date. In connection with the note, the Company entered into a registration rights agreement with JMJ to provide JMJ registration rights for common shares underlying this note. The note will only be funded when the conversion price calculated on each payment date is equal to or greater than $0.015 per share and there are sufficient shares remaining in the registration statement. The principal amount owed to JMJ at June 30, 2014 and December 31, 2013 was $191,663 under the convertible promissory note. The Company analyzed the JMJ note for derivative accounting consideration and determined that the note qualifies for accounting treatment as a financial derivative and recorded an initial discount of $450,000 on the issuance date. During the six months ended June 30, 2014 and 2013, the Company recorded $11,229 and $39,671 of interest expense related to the amortization of the debt discount. At June 30, 2014 and December 31, 2013, there was $0 and $11,229, respectively, of unamortized debt discount related to the JMJ notes. The Company is currently in litigation with JMJ. See Note 10.

KBM Worldwide

On May 5, 2014, the Company issued a convertible promissory note to KBM Worldwide Inc., an affiliate of Asher, for proceeds of $38,900 (the “KBM Note”). The note is convertible to the Company’s common stock at a conversion price equal to the greater of (1) 53% multiplied by the average of the lowest three trading days for the Company’s common stock during the 10 day trading period ending on the latest completed trading day prior to the conversion date and (2) a fixed conversion price of $0.00005 per share. The Company analyzed the KBM Note for derivative accounting consideration and determined that the conversion feature of these notes qualify for accounting treatment as a financial derivative. The conversion feature of the note was valued at $32,046 on the issuance date. During the six months ended June 30, 2014, the Company recognized $6,098 of interest expense related to the amortization of the debt discount on the KBM notes. At June 30, 2014, there was $25,948 of unamortized discount related to the unconverted KBM notes with a total principal balance of $38,900.

Asher Enterprises

On February 28, 2014, the Company issued convertible promissory notes to Asher Enterprises for proceeds of $53,000 in cash (the “2014 Asher Note”). The note is convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date and (2) a fixed conversion price of $0.00005 per share. The Company analyzed the 2014 Asher Note for derivative accounting consideration and determined that the conversion feature of these notes qualify for accounting treatment as a financial derivative. The conversion feature of the note was valued at $72,298 on the issuance date. As a result, the note was fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note in the amount of $19,298 was expensed immediately as additional interest expense. During the six months ended June 30, 2014, the Company recognized $117,662 of aggregate interest expense related to the amortization of the debt discount on all Asher notes. At June 30, 2014, there was $29,824 of unamortized discount related to the unconverted Asher notes with a total principal balance of $53,000. During the six months ended June 30, 2014, Asher Enterprises converted principal of $125,000 with accrued interest related to notes issued in 2013 into 20,052,189 shares of the Company’s common stock.

Carebourn Capital

On March 17, May 15, and June 19, 2014, the Company issued convertible promissory notes to Carebourn Capital for proceeds of $15,000, $27,500, and $52,500 in cash, respectively, (“2014 Carebourn Note”). The notes are convertible to the Company’s common stock at a conversion price equal to the greater of (1) 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date (2) a fixed conversion price of $0.00009 per share. The Company analyzed the 2014 Carebourn Notes for derivative accounting consideration and determined that the conversion feature of these notes qualify for accounting treatment as a financial derivative. The conversion features of these notes were valued at $165,785 on the issuance date. As a result, the notes were fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note in the amount of $70,785 was expensed immediately as additional interest expense. During the six months ended June 30, 2014, the Company recognized $59,259 of aggregate interest expense related to the amortization of the debt discount on all Carebourn notes. At June 30, 2014, there was $81,005 of unamortized discount related to the unconverted Carebourn notes with a total principal balance of $112,500. During the six months ended June 30, 2014, Carebourn converted principal of $42,500 with accrued interest related to notes issued in 2013 into 5,693,720 shares of the Company’s common stock.

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

The Debentures were issued at 7% original issue discount and the discount of $17,500 is amortized over one year, the term of the Debentures, using the straight-line method which approximates the effective interest method due to the short term nature of the note. The note bears interest at a rate of 12% per annum and the Company shall make monthly payments of principal and interest commencing on May 26, 2013 with the first two payments only including interest. During 2013, the Company made principal payments of $77,656 and interest payments of $11,781 to TCA. As of June 30, 2014, the Company was not in compliance with the financial covenants of this credit facility as it was unable to make the scheduled principal and interest payments since November 2013. On February 24, 2014, TCA filed in a Florida court to seek unpaid monthly payments, default interest and penalties related to this facility as part of the credit facility agreement. The Company became delinquent on payments and was notified of default on January 24, 2014. The Company is working with TCA on an amicable payment of past due amounts and seeks to pay the amount left owed to TCA after it receives disbursements from legal settlements, issuance of additional shares, and or proceeds from anticipated sales.

The Debentures are convertible at a price determined by multiplying 85% of the average daily volume weighted average price of the Company’s common stock during the five business days immediately preceding the date of conversion. The Company analyzed the Debentures for derivative accounting consideration and determined that the Debentures qualify for accounting treatment as a financial derivative. The conversion feature of the Debentures was valued at $218,053 on the issuance date and recorded as debt discount. As of June 30, 2014, the debt discount was fully amortized.

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

On May 9, 2013, the Company issued 2,000,000 restricted shares to pay for the $100,000 facility fee pursuant to the 2013 TCA securities purchase agreement entered into on April 26, 2013 with TCA. TCA will return all remaining shares to the Company if total net proceeds of $100,000 are reached. The Company will pay cash or issue additional shares if a total of 2,000,000 shares are sold and net proceeds do not total $100,000. The Company has the right to redeem any shares then in TCA’s possession for an amount equal to the $100,000 facility fee less any net proceeds received by TCA from the sales of the Company’s shares. On the issuance date, the Company recorded an expense of $160,000 for the issuance of 2,000,000 shares based on the stock price. At December 31, 2013, TCA had not sold any of the 2,000,000 shares. Accordingly, the Company accrued an additional expense of $60,000 which represents the difference between the $100,000 facility fee and the fair market value of the 2,000,000 shares at December 31, 2013 of $0.02 per share. All shares were sold by TCA during the six months ended June 30, 2014. TCA received approximately $79,000 from the sales of these shares. The Company has yet to issue additional shares for the remaining unpaid fee.

2013 Individual Convertible Notes Payable

On September 3, 2013, the Company issued a $35,000 convertible note to an individual. The note matures one year from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount to be paid at maturity. The conversion provisions of this note are the same as the 2012 Individual Convertible Notes as described above. The Company analyzed the note for derivative accounting consideration and determined that the conversion feature of the note qualifies for accounting treatment as a financial derivative. The conversion feature of this note was valued at $37,837 on the issuance date. As a result, the note was fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note of $2,837 was expensed immediately as additional interest expense. During the six months ended June 30, 2014, the Company recognized $17,740 of interest expense related to the amortization of the debt discount. At June 30, 2014, there was $5,658 of unamortized discount related to the note. In connection with the issuance of the note, warrants to purchase 140,000 shares of the Company’s common stock at $0.25 per share and 70,000 shares of the Company’s common stock at $0.50 per share were issued to the note holder. These warrants were valued at $2,588 using the Black-Scholes Model.

On October 9, 2013, the Company issued six convertible notes in an aggregate amount of $140,862 to an individual to settle amounts owed by the Company for legal services rendered to the Company. The notes are callable at any time by the holder subsequent to the six month anniversary of the issuance date. Interest accrues at the rate of 12% per year on the outstanding principal amount to be paid at maturity. The principal amount of the note and accrued interest are convertible into the Company’s common stock at a conversion price equal to the average five trading day closing price of the Company’s common stock during the five trading days immediately prior to the conversion date multiplied by two. The Company analyzed the notes for derivative accounting consideration and determined that the conversion feature of the notes qualifies for accounting treatment as a financial derivative. The conversion feature of the notes was valued at an aggregate amount of $35,709 on the issuance date. During the six months ended June 30, 2014, the Company recognized $19,425 of interest expense related to the amortization of the debt discount. At June 30, 2014, the debt discount was fully amortized. During the six months ended June 30, 2014, $140,862 principal of the notes issued in 2013 with accrued interest were converted into 9,647,529 shares of the Company’s common stock.

On March 17, 2014, the Company issued convertible notes to two individuals for proceeds of $15,000 each in cash. The notes mature nine months from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount to be paid at maturity. The notes are convertible to the Company’s common stock at a conversion price equal to 55% multiplied by the average of the lowest three trading prices for the Company’s common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date. The Company analyzed the notes for derivative accounting consideration and determined that the conversion feature of the notes qualify for accounting treatment as a financial derivative. The conversion feature of the notes was valued at $69,376 on the issuance date. As a result, the note was fully discounted and the fair value of the conversion feature in excess of the principal amount allocated to the note of $39,376 was expensed immediately as additional interest expense. During six months ended June 30, 2014, the Company recognized $23,818 of interest expense related to the amortization of the debt discount. At June 30, 2014, there was $6,182 of unamortized discount related to the note. During the six months ended June 30, 2014, the note holders converted principal of $20,000 with accrued interest into 4,705,351 shares of the Company’s common stock.

Note 9 – Derivatives – Note Conversion Feature

Due to the conversion feature contained in some of the notes that the Company has issued, the actual number of shares of common stock that would be required if a conversion of the notes was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the note and “marked to market” each reporting period through the income statement. The fair value of the conversion feature of these notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period. In determining the fair value, the Company uses the Black-Scholes Model. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes Model.

The following is a summary of the activity of the derivative liability for the six months ended June 30, 2014:

Fair value at December 31, 2013	$658,453
Decrease in value	(216,605)
Addition	339,506
Reclassification from liability to equity as a result of note conversions	(297,819)
Fair value at June 30, 2014	$483,535

The derivative liability was valued using the Black-Scholes Model with the following assumptions:

	June 30, 2014	December 31, 2013
Risk free interest rate	0.11%	0.13%
Expected life (years)	0.01 to 0.61	0.07 to 0.7
Dividend Yield	0%	0%
Volatility	270% to 302%	256% to 394%

Various issuance dates during the
	Six months ended June 30, 2014	Year ended December 31, 2013
Risk free interest rate	0.09 to 0.13%	0.10 to 0.15%
Expected life (years)	0.45 to 0.77	0.50 to 0.99
Dividend Yield	0%	0%
Volatility	251% to 280%	213% to 293%

Note 10 – Commitments and Contingencies

KVM Capital Partners Investment Agreement

On June 11, 2013, the Company entered into an Investment Agreement with KVM Capital Partners (“KVM”), whereby the parties also agreed to enter into a registration rights agreement. Pursuant to the terms of the investment agreement, for a period of 36 months commencing on the trading day immediately following date of effectiveness of the Registration Statement, KVM will commit to purchase up to $1,500,000 of the Company’s common stock, pursuant to a notice from the Company (“Puts”), covering the Registrable Securities (as defined below). The purchase price of the Shares under the investment agreement is equal to a 22.5% percent discount to the average of the three lowest closing bids during the last seven trading days after the Company delivers to KVM a Put notice in writing requiring KVM to purchase shares of the Company, subject to the terms of the investment agreement.

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

As further consideration for KVM entering into and structuring the investment agreement, the Company paid to KVM a $10,000 fee by issuing to KVM 250,000 restricted shares of its common stock on June 11, 2013. As of June 30, 2014, a registration statement has not been declared effective by the SEC and, accordingly, has no availability under this agreement.

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

On May 7, 2014, the United States Bankruptcy Court for the District of Massachusetts (Eastern Division) entered an Order confirming the First Amended Plan of Reorganization dated February 14, 2014 filed by Richard H. Theriault. The Company expects to receive a payment of approximately $125,000 under the plan. The Company and Mr. Theriault also entered into a Settlement Agreement dated January 29, 2014 (the “Settlement Agreement”) that was part of the Plan. Pursuant to the Settlement Agreement, Mr. Theriault and MIG agreed to pay an aggregate of $320,000 plus accrued interest to the Company in quarterly payments beginning on January 1, 2015. Interest on that amount accrues at 3% beginning as of the date of the Order. The first two payments will be $26,667, the third payment will be $40,000 and each of the final nine payments will be $25,185. In return, the Company agreed to dismiss its pending action in the United States District Court of South Carolina (the “S.C. Action”) against Mr. Theriault, his family members and certain of his companies within 15 days of the Order provided those defendants execute a release of all claims that they have asserted or could have asserted against the Company in the S.C. Action. The Settlement Agreement did not include the Company’s pending adversary proceeding in the Bankruptcy Court against SPD regarding a dispute involving patents for the RevVac™ pre-filled auto-retractable syringes or a release of SPD and Ira Rakatansky in United States District Court of South Carolina. The Company continues to preserve all of its legal rights against SPD.  $122,700 cash collected from this settlement during the six months ended June 30, 2014 was recorded in other income.

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

JMJ Financial, Inc.

A lawsuit was filed against the Company by Justin Keener d/b/a JMJ in Miami-Dade County, Florida on March 15, 2012. The lawsuit claims that the Company breached the terms of the convertible debt agreement by failing to issue shares requested in a stock conversion by JMJ on January 9, 2012 for 1,000,000 shares and on January 30, 2012 for 1,226,049 shares.  JMJ is seeking the delivery of 2,226,049 shares of common stock of the Company, plus costs and prejudgment interest. On August 30, 2012, the Company filed its counterclaims against JMJ, which included fraud by concealment, among other claims. The Company alleges that JMJ had a responsibility and obligation under Florida law to disclose during the negotiations of the agreement the fact that Keener and JMJ had outstanding and current issues with these type of convertible notes with DTC which could do detrimental harm to liquidity and electronic transfer of the Company's stock if DTC eligibility was “chilled”. In the securities trading industry, the loss of eligibility for electronic trading, transfer, and delivery of common stock is known as a “chill”. This would severely hamper future capital raising and harm its current shareholders but would solely benefit Keener and JMJ under the default clauses in this agreement. On March 14, 2013 the Company received a letter from the DTC advising that a “chill” was placed on its stock. All of the JMJ share issuances were among the share issuances that the DTC identified to be reviewed. In July 2013, the Company won its motion to compel discovery from JMJ and Keener to provide all documents related to all financings with public companies that Keener and JMJ were involved, especially companies that DTC put a "chill" on their publicly traded stock and any regulatory actions or rulings against Keener and JMJ. On October 14, 2013, the DTC advised the Company that the “chill” had been lifted. If a positive settlement cannot be negotiated, the Company plans on bringing their counterclaims in a jury trial court proceeding.

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

The Company filed its answer on November 8, 2012 and its amended answer on January 21, 2013. The discovery is currently ongoing and no trial date has been set by the court. Because discovery is currently ongoing, the Company is not able to project the possible outcome.

On August 15, 2014, the Company filed with the Federal District Court in Northern District of Georgia for summary judgment for the dismissal of the SEC case pending against it.

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

       2014 Common Stock Transactions

During the six months ended June 30, 2014, the Company issued 1,000,000 shares of common stock, valued at $36,000 based on the market price on the grant date, for consulting and legal services and issued 1,288,250 shares of common stock, valued at $33,265 based on the market price on the issuance date, to settle accounts payable and accrued payroll. Also, during the six months ended June 30, 2014, the Company issued 1,000,000 shares of common stock for proceeds of $20,000 in cash for the exercise of options issued to consultants. Additionally, during the six months ended June 30, 2014, the Company issued 40,099,419 shares of common stock for the conversions of convertible notes and accrued interest totaling $345,350. The derivative fair value of $297,819 for the conversion feature of these notes was reclassified on the date of conversion to additional paid-in capital.

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

During the six months ended June 30, 2014, under the terms of the Company’s 2007 Stock Option Plan, 12,500,000 options were issued for consulting services exercisable at $0.01 - $0.50 per share. The options have a term of 1 day to 1 year and vest upon issuance. The aggregate fair value of these options of $81,478 was calculated using the Black-Scholes Model with the following assumptions: (1) discount rate of 0.09% to 0.12% (2) expected life of 0.01 to 1.09 years (3) expected volatility of 199% to 285% and (4) zero expected dividends.

The following table summarizes the stock option activity:

	Number of Shares Under Option	Weighted- average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	5,500,000	0.12	0.36	-
Granted	12,500,000	0.01	1.09
Exercised	(1,000,000)	0.02
Forfeited or expired	(500,000)	0.50
Outstanding at June 30, 2014	16,500,000	0.03	0.96	-

At June 30, 2014, there were 6,249,008 warrants outstanding. 4,166,005 of these warrants are exercisable at $0.125 and 2,083,003 are exercisable at $0.25. The warrants exercisable at $0.125 were originally to expire on June 30, 2014, but were modified to expire on September 30, 2014. The warrants exercisable at $0.25 were originally to expire on September 30, 2014, but were modified to expire on December 15, 2014. The Company recorded modification expense of $11,716 for the six months ended June 30, 2014.

The following table summarizes the warrant activity:

	Number of Shares Under Option	Weighted- average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	6,249,008	0.17	0.34	-
Granted	-	-	-
Exercised	-	-
Forfeited or expired	-
Outstanding at June 30, 2014	6,249,008	0.17	0.32	-

Note 13 – Related Party Transactions

On September 1, 2009, the Company entered into a 5-year lease agreement with Osprey South, LLC (“Osprey”), to lease its corporate office space at 670 Marina Drive, Suite 301, Building F, Charleston, South Carolina, 29492.  Pursuant to the lease agreement, the Company was to pay Osprey $4,500 per month.  On July 1, 2011, the Company amended the lease agreement to include the office space adjacent to the existing office space.  Under the amended lease agreement, the lease term ends on June 30, 2016, and the Company is to pay Osprey $10,000 per month.  Rondald L. Wheet, the Company’s Chairman and Chief Executive Officer, is the sole member of Osprey.  Rent expense to Osprey was $60,000 and $60,000 for the six months ended June 30, 2014 and 2013, respectively. Rent payable to Osprey was $81,662 and $112,962 as of June 30, 2014 and December 31, 2013, respectively. On July 1, 2014, the Company moved into a new location at 1124 Park West Drive, Mt. Pleasant, South Carolina. The lease for the new location was with a third party.

The following table sets forth amounts owed by the Company to its executive officers for expenses paid by said officers on behalf of the Company as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Stephen Wheet, Director of Sales	$3,205	$9,890
Ron Wheet, Chief Executive Officer	9,579	-
Vincent Olmo, Chief Operating Officer	1,443	942
	$14,227	$10,832

The Company also had a convertible note payable to Mr. Olmo with principal amount of $75,000 and accrued interest of $11,613 at June 30, 2014. The note accrued interest at 8% and is currently in default.

Note 14 – Subsequent Events

On July 29, 2014, the Company issued a convertible promissory note to KBM Worldwide for proceeds of $30,500. The note is convertible to the Company's common stock at a conversion price equal to the greater of (1) 53% multiplied by the average of the lowest three trading prices for the Company's common stock during the 10 trading day period ending on the latest completed trading day prior to the conversion date (2) a fixed conversion price of $0.00005 per share.

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

Although the Company believes that the expectations reflected in the forwardlooking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forwardlooking statements to conform these statements to actual results.

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

Plan of Operations

The Company has begun sales of its 3ml RevVac™ safety syringe through introducing and signing distributors, advertisements through its online sales program, attendance at numerous industry trade shows and direct marketing campaigns. The Company expects to be in full scale production in second quarter of 2015 for its, 5ml and 10ml RevVac™ safety syringes and third quarter for its 1ml size  When all sizes of the RevVac™ safety syringe are in production, the Company believes that it can ship a total of 50 million RevVac™ safety syringes for the following twelve month period.

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

Results of Operations

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

During the three months ended June 30, 2014, the Company had $0 in revenues. The Company had $1,791 in revenue for the second quarter of 2013.

Loss on firm purchase commitment

For the three months ended June 30, 2014, the Company incurred $480,914 in loss on firm purchase commitment. For the same period in 2013, the Company incurred $491,938 in loss on firm purchase commitment. The loss was related to a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”) entered on December 1, 2011 which provides that commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any orders after July 2012.

General and Administrative Expenses

During the three months ended June 30, 2014, the Company incurred $311,259 in general and administrative expenses, compared to $576,856 for the same period in 2013. Salaries and wages for officers and directors for the three months ended June 30, 2014, totaled $138,030, compared to 176,804 for the same period in 2013.

Further contributing to the decrease in general and administrative expenses was a decrease of approximately $292,189 in consulting agreement fees and legal fees for the three months ended June 30, 2014 as compared to the same three month period in 2013. The decrease in consulting fees was partly due to the decrease in expenses for individual consulting agreements for business development. The decrease in legal fees was due primarily to decreased expenses for SEC attorney fees and contract attorney fees.

Interest expense

Interest expenses increased to $261,432 for the three months ended June 30, 2014, compared to $149,314 for the same period in 2013. This increase is due primarily to additional notes issued and interest incurred on issuance of convertible debt for the excess of the value of derivative –note conversion feature on the issuance date over the principal of the notes.

Gain or loss on change in fair value of derivative liabilities

The Company had a loss of $19,426 on the change in fair value of derivative liabilities for the three months ended June 30, 2014, compared to a $202,794 for the same prior year period. The change primarily resulted from the fluctuation of the Company’s stock price.

Other Income (Expense), Net

The Company had other income of $122,700 for the three months ended June 30, 2014, compared to $0 for the same prior year period. The change primarily resulted from the cash received from a settlement with MIG.

Net Loss

Net loss for the three months ended June 30, 2014 was $973,995 compared to $1,476,614 for the same period in 2013 mainly due to the decrease of consulting and legal fees in the three months ended June 30, 2014 compared to the same period in 2013. In addition, the net loss for the three months ended June 30, 2014 decreased as compared to the same prior year period is also attributable to the gain on the change in fair value of the Company’s derivative liabilities.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues

During the six months ended June 30, 2014, the Company had $5,048 in revenues as it began making sales of the RevVac™ safety syringe to its domestic and international distributors. The Company had $3,091 in revenue for the second quarter of 2013.

Loss on firm purchase commitment

For the six months ended June 30, 2014, the Company incurred $940,894 in loss on firm purchase commitment. For the same period in 2013, the Company incurred $976,029 in loss on firm purchase commitment. The loss was related to a 5-year agreement with Wuxi Yushou Medical Appliance Co., Ltd (“Yeso-med”) entered on December 1, 2011 which provides that commencing from the date that Yeso-med demonstrates to the Company’s satisfaction that it has the capacity to commence regular production of the syringes in the 3ml size in the minimum amount of at least 2,500,000 units per month, the Company will place orders of at least 2,500,000 units per month for the term of this agreement. In July 2012, Yeso-med met the capacity requirement. However, the Company has not yet placed any orders after July 2012.

General and Administrative Expenses

During the six months ended June 30, 2014, the Company incurred $742,889 in general and administrative expenses, compared to $1,663,610 for the same period in 2013. Salaries and wages for officers and directors for the six months ended June 30, 2014, totaled $267,303, compared to 367,636 for the same period in 2013.

Further contributing to the decrease in general and administrative expenses was a decrease of approximately $533,162 in consulting agreement fees and legal fees for the six months ended June 30, 2014 as compared to the same six month period in 2013. The decrease in consulting fees was partly due to the decrease in expenses for individual consulting agreements for business development. The decrease in legal fees was due primarily to decreased expenses for SEC attorney fees and contract attorney fees.

Interest expense

Interest expenses increased to $519,972 for the six months ended June 30, 2014, compared to $266,684 for the same period in 2013. This increase is due primarily to additional notes issued and interest incurred on issuance of convertible debt for the excess of the value of derivative –note conversion feature on the issuance date over the principal of the notes.

Gain or loss on change in fair value of derivative liabilities

The Company had a gain of $216,605 on the change in fair value of derivative liabilities for the six months ended June 30, 2014, compared to a loss of $129,898 for the same prior year period. The change primarily resulted from the fluctuation of the Company’s stock price.

Other Income (Expense), Net

The Company had other income of $122,700 for the three months ended June 30, 2014, compared to other expense of $753 for the same prior year period. The change primarily resulted from the cash received from a settlement with MIG.

Net Loss

Net loss for the six months ended June 30, 2014 was $1,903,455 compared to $3,122,386 for the same period in 2013 mainly due to the decrease of consulting and legal fees and employee option compensation expenses in the six months ended June 30, 2014 compared to the same period in 2013. In addition, the net loss for the six months ended June 30, 2014 decreased as compared to the same prior year period is also attributable to the gain on the change in fair value of the Company’s derivative liabilities.

Liquidity and Capital Resources

As of June 30, 2014, the Company did not have and currently does not have sufficient cash on hand to pay present obligations as they become due. In addition, due to current economic conditions and the Company’s related risks and uncertainties, there is no assurance that we will be able to raise additional capital on acceptable terms, if at all, to meet our current obligation over the next 12 months. Because of the foregoing, there is substantial doubt about our ability to continue as a going concern.

Net cash used for operating activities for the six months ended June 30, 2014 and 2013, was $213,307 and $490,272, respectively. The net loss for the six months ended June 30, 2014 and 2013, was $1,903,455 and $3,122,386, respectively. This decrease is primarily attributable to the decreased expense related to legal expenses, consulting fees, other compensation expenses.

Net cash used for investing activities for the six months ended June 30, 2014 and 2013 was $7,637 and $5,982, respectively. The cash used for investing activities in the first six months of 2014 and 2013 is a result of legal expenses related to patent fees and annuities for the RevVac™ safety syringe.

Net cash obtained through all financing activities for six months ended June 30, 2014 and 2013 was $236,900 and $497,500, respectively.  We issued stock options and/or common stock when it was acceptable to third parties for services rendered in assisting us in the product distribution and marketing process. Proceeds from the issuance of common stock through cash-exercise of stock warrants were $20,000 for the six months ended June 30, 2014 as compared to $95,000 for the six months ended June 30, 2013. This decrease is due primarily to a decrease in consulting agreements and the options exercised under the terms of these agreements. Proceeds from issuance of notes for cash were $216,900 for the six months ended June 30, 2014 as compared to $402,500 for the six months ended June 30, 2013.

The following table summarizes total current assets, liabilities and working capital at June 30, 2014, compared to December 31, 2013.

	June 30, 2014	December 31, 2013	Increase/ (Decrease)
Current Assets	$303,019	$282,428	$20,591
Current Liabilities	$8,986,436	$7,924,434	$1,062,002
Working Capital Deficit	$(8,683,417)	$(7,642,006)	$1,041,411

As of June 30, 2014, we had a working capital deficit of $8,683,417, as compared to a working capital deficit of $7,642,006 as of December 31, 2013, an increase of $1,041,411. Factors contributing to the increase in current liabilities include an increase in accounts payable due to the take or pay costs according to the terms of the manufacturing agreement signed with Yeso-med in December 2011, increase in accrued salary to officers for compensation, and increase in estimated payroll liabilities.

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

Due to current economic conditions and the Company’s risks and uncertainties, there is no assurance that we will be able to raise any additional capital on acceptable terms, if at all. The Company does not currently generate significant cash from operations but does have access to a credit facility as noted above to finance additional domestic sales if an S-1 registration statement filed by Company is declared effective; however, the Company does expect an increase in product sales in the third and fourth quarter of 2014. Over the next 12 months, in order to implement our business plan and meet our liquidity needs going forward, the Company may sell shares of its common stock, issue additional convertible debt notes or permit warrant exercises. We presently have 250,000,000 shares of common stock authorized, of which 150,426,703 shares were issued and outstanding as of August 29, 2014. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy. As such, there is substantial doubt about our ability to continue as a going concern if sales of the RevVac™ safety syringe do not increase significantly to pay current obligations.

Expected Significant Changes in the Number of Employees

The Company expects to hire between 3 to 7 additional office personnel to assist with operations as sales continue with the 3ml RevVac™ safety syringe.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. The ineffective determination was mainly due to the material weakness identified in in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 14, 2014.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the matters previously outlined and those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 14, 2014, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect, and there have been no material developments (other than noted above) with respect to any such legal proceedings since the end of the second quarter of 2014.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and listed below, or otherwise reported in a current report on Form 8-K, the Company did not issue any securities during the six months ended June 30, 2014:

During the six months ended June 30, 2014, the Company issued 2,288,250 shares of common stock with a total value of $69,265 for consulting and legal services.

Also, during the six months ended June 30, 2014, the Company received $20,000 cash for the exercise of warrants for 1,000,000 shares of common stock.

Also, during the six months ended June 30, 2014, the Company issued 40,099,419 shares of common stock for the conversions of convertible notes and accrued interest totaling $345,350.

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

Date: August 29, 2014
	By:	/s/ Rondald Wheet
	Name:	Rondald Wheet
	Title:	Chief Executive Officer (Duly Authorized, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)